Form 10-Q
period 2007-09-30
Revett Minerals Inc.
filed 2007-11-13
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________.

REVETT MINERALS INC.
(Exact name of small business issuer in its charter)

Canada	91-1965912
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

11115 East Montgomery, Suite G
Spokane Valley, Washington 99206
(Address of principal executive offices)

Registrant’s telephone number: (509) 921-2294

Indicate by check mark whether registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and has been subject to such filing
requirements for the past 90 days. [X] yes   [   ] no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in rule 12b-2 of the Exchange
Act. (Check One)

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act. [   ] yes   [X] No

At November 7, 2007 74,295,702 shares of common stock were issued and outstanding.

Revett Minerals Inc.
Form 10-Q
QUARTER ENDED September 30, 2007

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries

Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at September 30, 2007
(expressed in thousands of United States dollars except share and per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,096	$19,862
Short term investments	4,916	3,940
Receivables	1,943	980
Inventories (note 3)	4,589	4,005
Prepaid expenses and other	1,718	512
Total current assets	34,262	29,299
Property, plant, and equipment (net) (note 4)	57,529	56,012
Restricted cash (note 5)	7,298	7,043
Other long term assets	1,240	1,849

Total assets	$100,329	$94,203

Liabilities and shareholders equity
Current liabilities
Accounts payable and accrued liabilities	$5,386	$5,848
Current portion of lease and note obligations	9,875	4,387
Total current liabilities	15,261	10,235

Long-term portion of debt (note 6)	2,207	9,354
Reclamation and remediation	7,066	7,603
Future income tax	9,425	8,353
Total liabilities	33,959	35,545

Non controlling interest	10,353	8,524

Shareholders' equity
Preferred stock, no par value, unlimited authorized,
nil issued and outstanding
Common stock, no par value unlimited authorized,
73,197,703 (2006 – 71,904, 088) shares issued and outstanding (note 7)	55,316	53,989
Contributed surplus	1,464	816
Accumulated other comprehensive income	-	-
Deficit	(763)	(4,671)
	56,017	50,134

Total liabilities and shareholders equity	$100,329	$94,203

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statement of Operations
Three and nine months ended September 30, 2007 and 2006
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period	Nine month period	Nine month period
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues	$9,136	$8,405	$35,754	$27,339

Expenses:
Cost of sales	7,049	5,702	23,356	17,925
Depreciation and amortization	280	320	1,115	1,072
Exploration and development	656	302	1,756	943
General & administrative	1,074	736	3,113	1,952
Accretion of reclamation and remediation liability	162	30	485	97
	9,221	7,090	29,825	21,989
Income (loss) from operations
	(85)	1,315	5,929	5,350

Other expenses (income):
Interest expense	336	309	1,079	826
Interest and other income	(326)	(203)	(1,017)	(552)
Foreign exchange (gain) loss	(449)	3	(1,415)	-
Total other expenses	(439)	109	(1,353)	274

Net income before non controlling interest and taxes	354	1,206	7,282	5,076

Income taxes(recovery)	(385)	105	944	747

Net income before non controlling interest	739	1,101	6,338	4,329

Non controlling interest	859	329	2,430	1,255

Net income (loss) for the period	$(120)	$772	$3,908	$3,074

Basic earnings (loss) per share	$(0.00)	$0.01	$0.05	$0.05

Diluted earnings (loss) per share	$(0.00)	$0.01	$0.05	$0.05

Weighed average number of shares outstanding	73,197,703	60,048,714	72,976,235	60,047,923

Weighted average number of diluted shares outstanding	73,197,703	60,267,964	73,542,289	60,267,173

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statement of Cash Flow
Three and nine months ended September 30, 2007 and 2006
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period	Nine month period	Nine month period
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net income (loss) for the period	$(120)	$772	$3,908	$3,074
Adjustment to reconcile loss to net cash used by operating
Activities
Depreciation and amortization	280	320	1,115	1,072
Accretion of reclamation and remediation liability	162	30	485	97
Stock based compensation	152	(4)	648	21
Loss on disposal of fixed assets	7	-	7	-
Future income tax expense (recovery)	(385)	105	944	747
Non controlling interest	859	329	2,430	1,256
Accrued interest on reclamation bond	(87)	(82)	(254)	(241)
Amortization of prepaid insurance premium	14	34	107	112
Change in FV of forward contracts	(594)	-	1,051	-
Changes in:
Accounts receivable	2,509	3,730	(963)	(794)
Inventory	(333)	(1,077))	(584)	(2,625)
Prepaid expenses and other	(1,030)	40	(1,206)	(29)
Accounts payable	(931)	(201)	(1,517)	332
Net cash used by operating activities	503	3,996	6,171	3,022

Cash flows from investing activities:
Proceeds (sale) of short term investments	968	2,494	(976)	4,521
Other long term assets	25	58	502	128
Purchase of plant and equipment	(429)	(1,045)	(1,296)	(1,214)
Purchase of minority interest	(1,003)		(1,003)
Net cash provided (used) by investing activities	(439)	1,507	(2,773)	3,435

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	-	4	1,327	4
Proceeds from long term debt	-	650	-	650
Repayment of debt	(402)	(577)	(2,746)	(1,648)
Repayment of capital leases	(321)	(156)	(745)	(373)
Net cash from (used by) financing activities	(723)	(79)	(2,164)	(1,367)

Net (decrease) increase in cash and cash equivalents	(659)	5,424	1,234	5,090
Cash and cash equivalents, beginning of period	21,755	4,274	19,862	4,608
Cash and cash equivalents, end of period	$21,096	$9,698	$21,096	$9,698

Supplementary cash flow information:
Cash paid for interest expense	$519	$423	$1,306	$1,168
Income taxes paid	$1,200	$-	$1,200	$-

Non cash transactions:	$-	$-	$1,834	$-
Purchase of equipment through capital lease

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statement of Shareholders’ Equity
Nine months ended September 30, 2007 and 2006
(expressed in thousands of United States dollars except share and per share amounts)
unaudited

	Common Shares		Contributed
	Shares	Amount	Surplus	Deficit	Total

Balance, December 31, 2005	60,047,503	$42,701	$243	$(2,940)	$40,004
Issued on the exercise of stock options					-
Issued on the exercise of share purchase
warrants	-	-			-
Stock-based compensation on options
granted			-		-
Net income for the period				3,074	3,074
Balance, September 30, 2006	60,047,503	$42,701	$243	$134	$43,078

	Common Shares		Contributed
	Shares	Amount	Surplus	Deficit	Total

Balance, December 31, 2006	71,904,088	$53,989	$816	$(4,671)	$50,134
Issued on the exercise of stock options					-
Issued on the exercise of share purchase
Warrants	1,293,615	1,327			1,327
Stock-based compensation on options
granted			648		648
Net income for the period				3,908	3,908
Balance, September 30, 2007	73,197,703	$55,316	$1,464	$(763)	$56,017

See accompanying notes to interim consolidated financial statements.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

1.        Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, consisting only of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of September 30, 2007, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2007. The operating and financial results for Revett Minerals for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Except as discussed in note 2 below, these unaudited interim financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s audited financial statements for the year ended December 31, 2006. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly, these interim financial statements do not include all the notes to the financial statements required in audited financial statements and as such these statements should be read in conjunction with the most recently completed audited financial statements and notes of the Company for the year ended December 31, 2006. These statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Material differences between Canadian GAAP and generally accepted accounting principles in the United States (“US GAAP”) are disclosed in note 12. All currency is reported in United States dollars unless otherwise specified.

2.        Change in Accounting Policy

On January 1, 2007, the Company adopted without restatement of prior periods, the provisions of Sections 3855-Financial Instruments-Recognition and Measurement, Section 3861-Financial Instruments Disclosure and Presentation, Section 1530-Comprehensive Income and Section 3865-Hedges.

Section 3855 establishes standards for recognizing and measuring financial assets, financial liabilities and derivatives. Under CICA Section 3855, all financial assets must be classified as either held-for-trading, available for sale, held to maturity investments or loans and receivables. All financial liabilities must be classified as held-for-trading or other financial liabilities. All financial instruments, including derivatives, are included in the consolidated balance sheets and are measured at fair value, except for held to maturity investments, loans and receivables and other financial liabilities, which are measured at amortized cost. Subsequent measurement and recognition of changes in fair value depend on the instrument’s initial classification. Held-for-trading financial instruments and derivatives are measured at fair value and all gains and losses are included in net income in the period in which they arise unless hedge accounting criteria are met. Available for sale financial instruments are measured at fair value and changes in fair value are recorded in other comprehensive income until the assets are removed from the balance sheet. Investments classified as available for sale are written down to fair value through income whenever it is necessary to reflect other than temporary impairment. Realized gains and losses on the disposal of available for sale securities are recognized in other gains and losses. Also transaction costs related to financial assets and liabilities are added to the acquisition or issue cost, unless the financial instrument is classified held-for-trading, in which case the transaction

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

costs are recognized immediately in net income. Section 3861 identifies and details information to be disclosed in financial statements.

As a result of adopting Section 3855, the Company has classified its financial instruments as follows: cash and cash equivalents and derivative instruments as held-for-trading, short term investments as available-for-sale, restricted cash as loans and receivables, and accounts payable, accrued liabilities, long term debt including the Royal Gold Production Payment, as other financial liabilities. Long term debt is initially measured at fair value and subsequently measured at amortized cost. The interest rate of the Royal Gold Production Payment is determined using the effective interest method.

Concentrate receivables which have prices finalized in future period are considered to be derivatives. The Company uses futures markets to fair value these financial instruments. Changes in the amounts expected to be received in such future periods are recognized at each reporting period and such changes are recognized in income in the period. This method of accounting for concentrate receivables is consistent with prior periods and is not a change due to the adoption of Section 3855.

Section 1530 introduces new standards for the presentation and disclosure of the components of comprehensive income. Comprehensive income is defined as the change in net assets of an enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. The Company had no transactions or other events that would be classified as accumulated other comprehensive income as at January 1, 2007 or as other comprehensive income during the nine month period ended September 30, 2007.

Section 3865 identifies when hedge accounting can be applied and it specifies how hedge accounting is applied and disclosed. This standard did not affect the Company’s reporting because the Company does not qualify to use hedge accounting for any of its financial instruments at this time.

3.        Inventory

The major components of the Company’s inventory accounts at September 30, 2007 and December 31, 2006 are as follows:

	Sept. 30, 2007	Dec. 31, 2006
	(unaudited)
Concentrate inventory	$1,079	$738
Broken ore inventory	62	195
Material and supplies	3,448	3,072
	$4,589	$4,005

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

4.        Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at September 30, 2007, and December 31, 2006 are as follows:

	Sept. 30, 2007	Dec. 31, 2006
	(unaudited)
TROY:
Property	$9,015	$9,507
Plant and equipment	11,651	8,933
Buildings and structures	997	907
ROCK CREEK:
Property and development	38,201	38,201
OTHER, corporate	1,369	1,062
OTHER, mineral properties	118	118
	61,351	58,728
Accumulated depreciation &depletion:
Troy Property	(2,032)	(1,542)
Troy plant and equipment	(1,595)	(1,038)
Troy buildings and structures	(128)	(73)
Other corporate assets	(67)	(63)
	$57,529	$56,012

During the third quarter of 2007, Revett Silver Company, a subsidiary of the Company, acquired for cash and then cancelled 865,279 of its class B common shares which resulted in Revett Minerals ownership in Revett Silver increasing from 67% to 68%. As a result of this transaction by Revett Silver, Revett Minerals recorded an increase in the carrying value of the Troy property in the amount of $531,046, an increase in future income taxes of $128,682 and a corresponding reduction of $601,360 in non controlling interest.

5.         Restricted Cash

On March 29, 2005, the Company purchased from a leading North American insurance company an environmental risk transfer program (“the ERTP’). The total cost of the ERTP was $8.4 million. Of this $8.4 million, $6.5 million was deposited in an interest-bearing account with the insurer (“the Commutation Account”). The Commutation Account principal plus interest earned on the principal are reserved exclusively to pay the Company’s reclamation and mine closure liabilities at the Troy Mine. The remaining $1.9 million was comprised of a premium paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is considered a non-current asset and is amortized over the life of the mine on a units-of-production basis.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

6.        Long-term debt

At September 30, 2007 and December 31, 2006 the balance of the company’s long term debt and capital lease obligations were as follows.

	Sept. 30, 2007	Dec. 31, 2006
	(unaudited)

Royal Gold royalty	$3,980	$6,023
Kennecott note	6,000	6,000
Term loan	-	705
Capital leases	2,102	1,013
	12,082	13,741
Current portion	(9,875)	(4,387)
	$2,207	$9,354

Royal Gold Royalty

In October 2004, Revett Silver sold Royal Gold two royalties on production from the Troy Mine for $7.25 million (the “production payment”) and $0.25 million (the “tail royalty”), respectively. The production payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of proven and probable reserves as at October 13, 2004 or $10.5 million. The tail royalty is payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production between 100% and 115% of its proven and probable reserves as at October 13, 2004 and then at the rate of 2% thereafter. The tail royalty was accounted for as disposition of mineral property and the production payment is accounted for as a loan. At September 30, 2007, royalty payments approximating a cumulative total of $5.5 million had been made with an additional $0.6 million payable in October, 2007.

Kennecott Note Payable

The Kennecott note payable is for $5 million, and initially accumulated interest at 9% compounded on a semi-annual basis and matured on February 21, 2004. In 2002, an amendment to the Kennecott purchase agreement changed the interest rate to 1% over the prime rate in effect on the last day of the preceding quarter and extended the maturity date to February 21, 2008. The note allows Kennecott the option to receive interest payments in cash or in common stock provided the stock has traded on a public market for no less than thirty days at the time the interest payment is due. In addition, Kennecott may elect to receive the interest semi-annually or to defer such payments. Until February 2005, Kennecott had elected to defer the interest payments due it, and accordingly, such accrued interest amounts were classified as long-term. The Kennecott note is secured by mortgages on the mining claims comprising the Troy and Rock Creek properties, buildings and mill facilities. Revett Silver cannot sell or further encumber these assets (other than in connection with production financing) without Kennecott’s express consent for so long as the obligation is outstanding. Kennecott also has the right to approve any sale of all or substantially all of the assets of Revett Silver, or a merger or consolidation in which Revett Silver is not the surviving entity.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

7.        Share Capital

Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At September 30, 2007 the Company had 73,197,703 shares of common stock outstanding. At September 30, 2007, Revett Silver had 28,116,760 Class B common shares outstanding which are exchangeable into common shares of the Company, under certain conditions.

Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At September 30, 2007, no preferred stock was issued or outstanding.

Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 8,000,000 shares of common stock, less that number of shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. As at September 30, 2007 Revett Silver had a total of 3,115,000 stock options exercisable into Class B common shares of Revett Silver at a weighed average price of $0.60 per share. Revett Silver will not grant any further stock options pursuant to this plan.

There were no grants of stock options during the third quarter of 2007 by Revett Minerals. During the first quarter of 2007, 1,090,000 stock options were granted, of which 1,050,000 were granted at a price of (Cdn) $ 1.11 per share and 40,000 were granted at a price of (Cdn) $1.15 per share. At September 30, 2007, Revett Minerals had a total of 3,525,000 stock options outstanding.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions: The exercise price of the option at the date of the grant equals the fair value of the stock;

a)	Risk-free interest rate at the date of the grant- 4.5% per annum (2007) 4.57% per annum (2006);
b)	Life of the option- 4 years;
c)	Volatility- 70%; and
d)	Dividends- nil.

For the three and nine month period ending September 30, 2007, the Company recorded total non-cash compensation related to its equity compensation plans of $151,907 and $648,797

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

respectively, compared to ($4,258) and $20,842 for the comparable periods in 2006. The table below identifies the key attributes of the stock options granted by the Company, the options vested and the comparable intrinsic values as at September 30, 2007.

Options	Options	Exercise	Expiry
Granted	Vested	Price (C$)	Date
100,000	100,000	0.76	January 25, 2010
600,000	600,000	0.76	April 27, 2010
75,000	75,000	0.55	July 19, 2010
40,000	40,000	1.25	May 12, 2011
20,000	20,000	1.25	September 15, 2011
1,575,000	787,500	1.10	October 4, 2011
25,000	25,000	1.45	December 4, 2011
1,050,000	350,000	1.11	January 12, 2012
40,000	20,000	1.15	March 5, 2012
3,525,000	2,017,500

In aggregate, the weighted average exercise price of stock options granted is $1.03 per share and the weighted average exercise price of stock options vested is $0.97 per share. The fair value price, using Black-Scholes, for the stock options granted in 2007 was (Cdn) $0.62 per share or $675,800 in total. In 2006 it was (Cdn) $0.62 per share or $1,029,200.

Stock Purchase Warrants

In November 2006, Revett Minerals granted the subscribers to the 2006 private placement 2,875,000 share purchase warrants exercisable into an equal number of common shares at an exercise price of (Cdn) $ 1.36 per share which expire no later than May 22, 2009. The Company may accelerate the expiry date of the warrants in the event the Company’s share price closes above (Cdn) $2.00 per share for fifteen consecutive trading days. In addition, the agent for this private placement has an option to acquire 268,000 units until May 22, 2009 with terms and conditions essentially the same as those granted to the subscribers of the private placement, except the agent’s unit price is (Cdn) $1.25 per unit. If the agent were to exercise this option, the agent would also receive, in addition to the common shares, options for an additional 67,000 common shares of the Company. At September 30, 2007, none of the warrants nor had the agent option been exercised.

All of the warrants of Revett Silver are exercisable into Class B common stock of Revett Silver, which in turn are exchangeable into common stock of Revett Minerals, under certain conditions. In conjunction with the private placement completed in the first quarter of 2004, Revett Silver issued compensation warrants to the underwriter exercisable into 520,667 Class B common shares of Revett Silver at $0.75 per share until March 18, 2006. These warrants expired unexercised. Also as part of this private placement Revett Silver issued stock purchase warrants exercisable into 3,054,659 Class B common shares of Revett Silver at $1.00 per share of which 3,333 have been exercised. These warrants expire 18 months after Revett Silver becomes listed on a public stock exchange. In 2003, the Revett Silver issued 620,000 stock purchase warrants in connection with a series of private placements of common stock of Revett Silver. These warrants expire on September 17, 2008 and have an exercise price of $0.25 per common share. The following warrants were outstanding at September 30, 2007:

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	WARRANT	SUMMARY	TABLE

	Number	Exercise price	Expiry
Revett Minerals	2,875,000	C $ 1.36	May 22, 2009
Revett Silver	3,051,326	US$ 1.00	To be determined
Revett Silver	620,000	US$ 0.25	September 2008

8.        Related Party Transactions

There were no related party transactions during the first nine months of 2007 and no related party transactions in 2006.

9.        Commitments and Contingencies

 a) Environmental

The Company's mining properties are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all material applicable laws and regulations.

In accordance with the operating permit granted the Troy Mine, the Montana DEQ is periodically required to review the ultimate bonding requirements for the Troy Mine. The bonding requirements at Troy total $12.3 million and they are expected to increase by $0.3 million per year to 2009. The following table shows the changes in the reclamation liability for the nine month period ended September 30, 2007.

	Sept. 30, 2007	Dec. 31, 2006
	(unaudited)	(audited)
Reclamation and remediation liability
beginning of period	$7,603	$8,951
Change in present value of liability due
to increase in mine life	(1,022)	(1,944)
Accretion expense, year to date	485	596
Ending balance	$7,066	$7,603

b) Legal Proceedings

(1) Rock Creek Alliance, Clark Fork Coalition, Cabinet Resource Group, Montana Wilderness Association, Earthworks, and Alliance for the Wild Rockies, Plaintiffs, v. United States Forest Service, U.S. Department of Agriculture, Abigail R. Kimbell, in her official capacity as Regional Forester for the Northern Region, Bob Castaneda, in his official capacity as Forest Supervisor of the Kootenai National Forest, and Mike Johanns, in his official capacity as Secretary of the U.S. Department of Agriculture, Defendants.

This action was filed on June 20, 2005 and is seeking injunctive and declaratory relief against the defendants. It claims that the defendants unlawfully approved the Record of Decision (ROD),

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Plan of Operations (POO), and Final Environmental Impact Statement (FEIS) for the Rock Creek Project. The suit alleges violations of the Endangered Species Act, National Environmental Policy Act, 1872 Mining Law, Federal Land Policy Management Act, Wilderness Act, National Forest Management Act, the Clean Water Act, Forest Service Organic Administration Act of 1897, the Administrative Procedure Act and the implementing regulations of these laws.

The Company petitioned the Court for intervention and the intervention was ordered by the Court on October 12, 2005.

This action was stayed pending the issuance of a revised Biological Opinion by the USFWS following the remanding of the 2003 Biological Opinion to the USFWS which is now concluded. The revised Biological Opinion concluded that development of Rock Creek was not likely to jeopardize the continued existence of endangered or threatened species. Following the issuance of the revised Biological Opinion, the United States Forest Service undertook a review of the Rock Creek Plan of Operation to see if changes were required to this document due to changed circumstances, new information or the revised Biological Opinion. This review is on-going. The lawsuit continues to be stayed pending the review by the United States Forest Service and its determination with respect to the Plan of Operations. Due to the very early stage of this action, management is unable to estimate with certainty the ultimate outcome of this matter.

(2) Cabinet Resources Group, Inc. Plantiff v. Montana Department of Environmental Quality, Revett Minerals Inc. and Genesis Inc., Defendant.

On January 8, 2007, the plaintiffs sued seeking a declaratory judgment against the defendants alleging violations of the regulations, statutes and constitution of the State of Montana; a declaration that the Troy Mine reclamation permit and reclamation plan are void and invalid; and in the alternative, the writs and mandamus requiring the Montana Department of Environmental Quality (“DEQ”) to enforce the provisions of the Metal Mine Reclamation Act (“MMRA”). Specifically the plaintiffs are alleging that the Troy Mine is operating in violation of the MMRA because its operating permit is invalid due to deficiencies in its reclamation plan, and therefore, its operating permit should be suspended or revoked and continued operation of the mine enjoined. The plaintiffs’ claim for mandamus is alleging the DEQ has a duty to forfeit the Troy bond, issue a violation letter and serve a notice of violation pursuant to the MMRA. The plaintiffs also claim that the DEQ has failed to maintain a clean and healthy environment as required by the Montana Constitution by allowing the Troy Mine to operate without a valid reclamation plan.

Due to the preliminary nature of this action, the Company has not yet filed a response to the plaintiffs’ allegations. However, the Company believes that this action is without merit and intends to vigorously defend this matter.

(3) Frank D. Duval and Janice E. Duval v Revett Silver Company.

This action was brought in August 2007 to compel Revett Silver to redeem for cash, or shares of Revett Minerals, or a combination of the two, 500,000 class B common shares of Revett Silver stock that the Duval’s tendered for redemption in March 2007. Frank D. Duval is a co-founder of Revett Silver and previously served as a director and executive officer of the Company. Janice E. Duval is his spouse and previously served as an executive officer of the Company. The Company believes that the Duval’s have incorrectly interpreted the plan of reorganization unanimously

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

approved, in February 2005, by the shareholders of Revett Silver. This plan governs the procedures and conditions for the redemption of the class B common stock of Revett Silver. The Company is vigorously defending itself against this claim. We believe that the ultimate outcome of this matter will not have a material effect on the results of our operations or financial position.

(4) Possible Legal Proceedings

Revett Silver Company, a subsidiary of Revett Minerals Inc., has learned that ASARCO LLC has filed a complaint in a Texas court that alleges certain amendments to the agreement ( but not the agreement itself) by which Revett Silver acquired ASARCO’s interest in Troy and Rock Creek were invalid because ASARCO was about to become insolvent. These amendments were negotiated by the companies between 2000 and 2004 and were done at arm’s length. ASARCO did not file for protection from its creditors until August 2005, after it had reported earnings in both 2004 and 2005. The Company has learned that ASARCO LLC has filed over 100 similar complaints attempting to overturn a number of transactions it entered into prior to it filing for relief from its creditors in 2005. As of the date of this report this complaint has not been served and is therefore not in effect. The Company does not know if or when this complaint may be served. In any event, because Revett Silver’s dealings with ASARCO were years before ASARCO had filed for bankruptcy, the Company believes that these allegations are without merit and the Company plans on vigorously defending itself against these allegations when and if the complaint is served.

c) Kennecott Purchase Agreement Amendment

During 2002, Kennecott and Revett Silver agreed in principle to amend the February 21, 2000 Asset Purchase and Sale Agreement. Among other things, the amendment granted Kennecott the right to acquire a 2% net smelter return royalty from the sale of metals from a defined area of the Company’s Rock Creek property. Kennecott may exercise this right at any time until the later of: (1) one year after the Rock Creek Project achieves 80% of designed commercial capacity production or (2) December 31, 2015. The amendment requires Kennecott to surrender the 2,250,000 shares of the Company’s common stock or the common stock of Revett Silver previously issued in exchange for this royalty. The royalty terminates upon Kennecott’s recovery of $8 million in total royalty payments, plus an adjustment related to changes in the consumer price index.

d) Royal Gold Private Placement

In October 2004, Revett Silver sold Royal Gold 1,333,333 common shares for gross proceeds of $1.0 million. Royal Gold has the right to convert these common shares or the common shares of the Company into a perpetual, non-participating 1% net smelter return royalty from production from the Rock Creek Project. This conversion must be made within a specified period of time after the Company makes a decision to develop the Rock Creek Project. This agreement also gives Royal Gold the right to assume certain obligations with respect to the Kennecott note payable if Revett Silver is in default of that note. If Royal Gold assumes the Kennecott note, Royal Gold will have the right to convert the note and interest owing into a 3% net smelter return royalty or into common shares of the Company.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

10.      Hedging Arrangements and Other Financial Derivatives

The Company fair values the amount of silver and copper in concentrate for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses future contract prices at each month end to estimate these expected prices. At September 30, 2007, the Company had 3.6 million pounds of copper and 593,194 ounces of silver with prices not yet fixed. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods. This fair value adjustment was an increase in net income of $0.9 million.

At September 30, 2007, the Company had sold forward 825,000 pounds of copper at $2.63 per pound and 1.2 million pounds of copper at $3.20 per pound. All these forwarded sales contracts will settle before December 31, 2007. The fair value adjustment for the forward sales was a loss of $1.4 million, which is reflected as a reduction in sales revenue and a corresponding increase in accrued liabilities. The estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

11.      Subsequent Events

In October 2007, Revett Silver’s board of directors approved the exchange of 1,097,999 class B common shares for common share of Revett Minerals on a one for one basis. After this exchange was completed in early October, 2007, Revett Minerals had 74,295,702 common shares outstanding and Revett Silver had 27,018, 761 class B common shares outstanding.

12.      Reconciliation to United States Generally Accepted Accounting Principles:

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain material respects from those principles that the Company would have followed had its consolidated financial statements been prepared in accordance with US GAAP.

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	Sept. 30,	Dec. 31,
	2007	2006

Liabilities, under Canadian GAAP	$44,312	$44,069
Shares redeemable at option of holder (a)	1,076	1,076

Liabilities, under US GAAP	$45,388	$45,145

Shareholders’ equity, under Canadian GAAP	$56,017	$50,134
Shares redeemable at option of holder (a)	(1,076)	(1,076)

Shareholders’ equity, under US GAAP	$54,941	$49,058

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

12.      Reconciliation to United States Generally Accepted Accounting Principles (continued):

There are no material differences between Canadian GAAP and US GAAP with respect to net income and comprehensive income and total operating, financing or investing cash flows in the consolidated statement of cash flows, for any of the periods presented.

(a)      Redeemable shares:

The Company has issued 1,487,084 common shares and together with the remaining Revett Silver Class B shares which are redeemable, at the option of the holder, into a net smelter return royalty as described in note 10. Under Canadian GAAP, the equity portion of these shares would be classified as equity and the value attributable to the royalty (which was not material on issue of the shares) is classified outside of equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity.

(b)      Investments:

Under Financial Accounting Standards No 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), the Company’s short-term investments are classified as available-for-sale securities and carried at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings under US GAAP and reported in a separate component of shareholders’ equity net of the related tax effects until realized. The cost of securities sold or reclassified out of accumulated other comprehensive income into earning is determined on a specific identification basis. As a result of the adoption of CICA Section 3855 described in note 2, Canadian GAAP and US GAAP are the same as at January 1, 2007 and for the three and nine months ended September 30, 2007. The Company has determined that this difference did not have a material impact on the amounts recognized for US GAAP purposes for the year ended December 31, 2006 and for the three months and nine months ended September 30, 2007.

(c)      Income taxes:

For Canadian GAAP purposes, changes in tax rates are recognized in the year when the rates are substantially enacted. This is generally when the changes are announced during periods of majority governments and when passed third reading (approved by the House of Commons) in times of minority governments. For US GAAP purposes, only enacted rates are permitted. For all periods presented, all tax rates were considered enacted for Canadian and US GAAP purposes.

(d)      Issue of units

Under Canadian GAAP, the proceeds received on issuance of units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be equity classified. In November, 2006, the Company issued 11,500,000 units in a private placement with each unit consisting of one common share and one-quarter common share purchase warrant. The fair value of share purchase warrants was

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

12.      Reconciliation to United States Generally Accepted Accounting Principles (continued):

determined to be $1.0 million using the Black-Scholes method based on the following factors: risk free rate - 4.50%; volatility - 70%; expected life - 2.5 years; expected dividend yield - nil.

Accordingly, under US GAAP, share capital as at September 30, 2007 and December 31, 2006 would be reduced and contributed surplus as at these dates would be increased by $1.0 million to reflect the relative fair values of the shares and warrants.

(e)      Other additional disclosures:

The following additional information would be disclosed if these consolidated financial statements were presented in accordance with US GAAP:

(i)        Stock option plan and compensation expense:

The weighed average intrinsic value of the options exercised during the three and nine months ended September 30, 2007 was nil (2006 was nil). At September 30, 2007, the weighted average intrinsic value of options outstanding and exercisable was $132,000 and $132,000 respectively (2006 - $470,650 and $352,850, respectively).

At September 30, 2007, the total unrecognized compensation cost related to unvested stock options is $228,111. This cost is expected to be recognized over the next average period of 15 months.

At September 30, 2007, Revett Silver Company, a subsidiary of the Company had 3,325,000 stock options outstanding. There were no grants or exercise of any of the Revett Silver options in either 2007 or 2006. The weighted averaged exercise price of Revett Silver options granted and exercisable is (Cdn) $0.60 per share. All options granted have vested. As at September 30, 2007, the estimated intrinsic value of the options granted and vested was (Cdn) $1,058,250 compared to (Cdn) $2,251,900 at September 30, 2006.

During the three and nine months ended September 30, 2007, nil (2006-20,000) and 589,997 (2006- 240,000), respectfully, options vested having a fair market value of nil and (Cdn) $312,698 (2006-(Cdn) $93,600).

(ii)       Accounts payable and accrued liabilities:

	Sept. 30,	Dec. 31,
	2007	2006

Accounts payable	$1,470	$1,179
Accrued liabilities
Payroll	800	807
Property and mining taxes	1,338	1,081
Fair Value of forward sales contracts	1,051	-
Other	1,071	2,781
	$5,730	$5,848

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

(iii)      Operating lease costs:

Total operating lease costs recognized for the three month and nine month periods ended September 30, 2007 was a refund of $100,941 and a cost of $19,924, respectively compared to $235,817 and $571,208 for the comparable periods in 2006.

(f)      Impact of recent United States accounting pronouncements:

          (i)        On July 13, 2006, Financial Accounting Standards board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- An Interpretation of FASB 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the fiscal year beginning January 1, 2007. The affect of adopting FIN 48 did not have a material effect on the financial statements of the Company.

          (ii)       In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other accounting standards require (or permit) assets and liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability between market participants in a market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. The provisions of Statement No. 157 are effective for our fiscal year beginning January 1, 2008. The Company is evaluating the impact, if any, the adoption of Statement No. 157 could have on our financial statements.

          (iii)      Also in September 2006, the Securities and Exchange Commission (“SEC”) issued staff accounting bulletin No. 108 (“SAB 108”), Financial Statements- Considering the Effects of Prior Year Misstatements in Current Year Financial Statement. SAB 108 was issued in order to eliminate the diversity in practices surrounding how public companies quantify and evaluate the materiality of financial statement misstatements. SAB 108 provides that once a current year misstatement has been quantified, the guidance in Staff Accounting Bulletin No.99, Financial Statements-Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 was effective for the financial statements commencing on January 1, 2007 and had no material impact on the financial statements of the Company.

          (iv)       In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement allows entities to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 is effective for our financial statements beginning after December 31, 2007. The Company is evaluating the impact, if any, the adoption of Statement No. 159 could have on our financial statements.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

12.      Reconciliation to United States Generally Accepted Accounting Principles (continued):

          (v)        Pursuant to an interpretation by the SEC of Financial Accounting Standards Board (‘FASB”) Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, shares purchase warrants, such as Revett Minerals warrants disclosed in note 7, denominated in a currency that is not the functional currency of the Company are accounted for as a liability, with the change in fair value recorded through the statement of operations. A gain (loss) would be recorded when the fair value of the share purchase warrants decreases (increases). The guidance in this interpretation would be effective for all instruments issued after approval by the FASB. For instruments issued prior to approval, the interpretation is effective for the first full fiscal year following approval and could result in a cumulative adjustment for US GAAP purposes. The Company cannot quantify the cumulative effect of this interpretation until the SEC issues its final interpretation, including transitional provisions.

Item #2: Management’s Discussion and Analysis of Financial Condition and Results of Operations as at November 7, 2007

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three and nine month periods ended September 30, 2007 should be read in conjunction with the unaudited interim financial statements and notes as at September 30, 2007 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2006 audited consolidated financial statements dated at March 2, 2007, the related Management’s Discussion and Analysis, and the Form 10 on file with the Securities and Exchange Commission (“SEC”). These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian accepted accounting principles. Material differences between Canadian and US GAAP are disclosed in note 12 of the consolidated interim financial statements

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three Months Ended September 30, 2007

As at October 1, 2007, the Company’s principal assets consist of a 69% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 69% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana. Troy was placed back into commercial production by the Company in January, 2005.

Third quarter results were adversely affected by the rock fall and related mine fatality which occurred in the East Ore Body in July. This incident resulted in a cession of mining operations for a twelve day period, following which certain areas of the mine were off limits for mining for the entire third quarter. The majority of the areas which were closed for mining have now been reopened.

The key operational and financial performance results for the quarter ended and nine months ended September 30, 2007, include:

  The Troy Mine (100% basis) reported net income before taxes of $13.0 million for the nine months ended September 30, 2007 and $1.8 million for the third quarter;
  The Troy Mine (100% basis) generated $6.8 million cash during the nine months ended September 30, 2007 and $2.4 million cash during the third quarter of 2007;
  Revett Minerals reported consolidated net income after taxes and non controlling interests of $3.9 million or $0.05 per share for the nine months ended September 30, 2007 and a net loss of $0.1 million or $(0.00) per share for the three months ended September 30, 2007;
  Because of the rock fall and related fatality which resulted in a twelve day cessation of mining activities payable metals sales in the third quarter declined to 1.7 million pounds of copper and 181,322 ounces of silver compared to 3.6 million pounds of copper and 376,329 ounces of silver during the second quarter of 2007; and
  Year to date metal sales are 8.1 million pounds of payable copper and 844,873 ounces of payable silver compared to total metal sales of 6.5 million pounds of copper and 817,250 ounces of silver for the full twelve months of 2006.

Overall Performance

On a stand alone basis, Troy (100% basis) reported net income before taxes for the three month period ended September 30, 2007 of approximately $1.8 million. Net income before taxes at Troy totaled $13.0 million for the nine months ending September 30, 2007 million compared to net income before taxes of $3.2 and $8.7 million for the three and nine months ended September 30, 2006, respectively. Only 68% of these earnings are attributable to the shareholders of Revett Minerals during the third quarter because of the non controlling shareholdings in Revett Silver. This ownership interest increased from 68% in July, 2007 to 69% in October, 2007.

For the three month period ended September 30, 2007, Revett Minerals reported a net loss after taxes and non-controlling interest of $0.1 million or $(0.00) per share compared to net income after taxes and non-controlling interest of $0.8 million or $0.01 per share for the three months ended September 30, 2006. Net income after taxes and non-controlling interest for the second quarter of 2007 was $3.7 million or $0.05 per share.

For the nine month period ended September 30, 2007, Revett Minerals reported net earnings after taxes and non-controlling interest of $3.9 million or $0.05 per share compared to net income after taxes and non-controlling interest of $3.1 million or $0.05 per share during the first nine months of 2006.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Same Period in 2006.

Operating Results:

The table below illustrates certain key operating statistics for Troy (100% basis) for the three months ended September 30, 2007, with a comparison to the same three month period in 2006.

	Three Months Ended Sept. 30, 2007	Three Months Ended Sept. 30, 2006
Tons milled	208,186	227,093
Tons milled per day	2,263	2,468
Copper grade (%)	0.49	0.50
Silver grade (opt)	1.06	1.19
Copper recovery (%)	86.1	85.0
Silver recovery (%)	88.6	88.0
Copper produced (lbs)	1,753,207	1,929,940
Silver produced (ozs)	195,599	238,538

Production during the third quarter was adversely affected by the rock fall and associated fatality that occurred in the East Ore Body on July 30. Because of this incident, the Mines Safety and Health Administration (“MSHA”) ordered that the mining operations remain suspended until August 12, 2007 when operations resumed in certain areas of the mine. While tons milled per day is reported at 2,263 tons, this measure assumes that the mine operated for the full 92 days in the quarter. If we adjust this measure by the twelve days that the mine was closed, then tons milled per day was 2,602 tons, which was better than milled throughput for the comparable quarter in 2006. Additionally, areas in the East Ore Body nearby the area of the rock fall were ordered off limits until the third week in October when mining operations were allowed to resume in most affected areas. Prior to the rock fall, the majority of ore was being sourced from the East Ore Body in or close to the area that the rock fall occurred in. Thus the mine was forced to switch from the East Ore Body to other areas in the mine which had lower grade ore and the mine did not have a sufficient number of developed areas to maintain production at levels experience just prior to the rock fall incident.

	Q3.07	Q2.07	Q1.07	Q4.06	Q3.06	Q2.06	Q1.06
Tons milled	208,186	337,712	350,180	206,614	227,093	228,275	282,801
Cost per ton milled ($)	32.89	22.04	21.77	31.88	26.56	25.72	20.16

Financial Results:

a)

Revenue: In the third quarter of 2007, revenues were $9.1 million, an increase of $0.7 million or 8.7% over the sales attained in the third quarter of 2006. The improved sales revenue was a function of continued strong metal prices and a marginal increase in the sale of copper concentrates. During the third quarter of 2007, copper prices averaged $3.50 per pound compared to $3.51 per pound in the third quarter of 2006. Silver prices averaged $12.43 per ounce in the third quarter compared to $11.70 per ounce for the third quarter of 2006. In terms of production, mill throughput during the third quarter of 2007 averaged 2,263 tons per day compared to 2,468 tons per day for the same period in 2006. The year on year decline in throughput was a function of the limitations placed upon mining that arose because of the late July rock fall that occurred in the East Ore Body.

b)

Cost of Goods Sold: The cost of goods sold associated with the third quarter revenue was $7.0 million, an increase of $1.3 million (24%) over the same period in 2006. Costs increased because of higher labor expenditures (due to more people and higher wages), increased parts and supplies costs, and an increase in property and state mining taxes (the latter being a direct function of metal sales). On an operating cost basis the cost per ton milled (calculated as mining costs per ton milled plus milling costs per ton milled plus mine indirect costs per ton milled) rose to $32.69 per ton compared to $26.56 per ton in the third quarter of 2006. In the second quarter of 2007, operating costs per ton milled averaged $22.04 per ton. The increase in operating costs per ton milled was a function of the low mill throughput and keeping all employees on payroll while operations were temporarily halted.

c)

Depreciation and amortization: For the third quarter of 2007, these non cash charges were $40,000 less than the comparable quarter of 2006. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the decrease in the mill throughput resulted in the decrease in the depreciation and depletion charge.

d)

Exploration and development: This expense increased by $0.4 million during the third quarter of 2007 over the comparable period in 2006 because Troy is continuing with the exploration program that commenced in the first quarter of 2007.

e)

General and administration costs: The increase in corporate administration costs in the third quarter of 2007 over the comparable quarter in 2006 were a function of higher salaries, increased stock option expense and an increase in auditing and consultancy expenditures. The consultancy spending was associated with programs related to internal controls over financial reporting functions.

f)

Accretion of reclamation and remediation liability: The increase of $0.1 million in the third quarter of 2007 compared to the third quarter of 2006 was a result of the increase in the expected operating life of Troy. The estimate of the ultimate closure costs has not changed since 2006.

g)

Income (loss) from operations: The temporary cession of operations in August and costs associated with restarting and ramping production back up to levels experienced in June and July contributed to a $1.4 million decrease in income from operations in the third quarter of 2007 compared to the same period in 2006.

h)

Other Expenses: For the third quarter of 2007, other expenses were positive income of $0.4 million largely due to a $0.4 million foreign exchange gain on cash investments held in Canadian dollars. Also, interest income has increased following the general trend of rising interest rates and greater cash balances available to invest compared to cash balances held during the third quarter of 2006. Other expenses were $0.1 million for the three months ended September 30, 2006, as interest expense exceeded interest income.

i)

Income taxes: For the three month period ended September 30, 2007 the Company recorded a future tax recovery of $0.4 million. The income tax expense for the comparable three month period in 2006 was $0.1 million.

j)	Non-controlling interest: The non-controlling interest charge of $0.9 million represents the after tax share of Revett Silver’s earnings attributable to the Class B shareholders of Revett Silver.

k)

Net earnings: Because of the temporary cessation of operations in August and the restricted mining operations in August and September, the Company recorded a net loss of $0.1 million for the third quarter of 2007 compared to a profit of $0.8 million in the third quarter of 2006.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Same Period in 2006.

Operating Results:

The table below illustrates certain key operating statistics for Troy (100% basis) for the nine months ended September 30, 2007, with a comparison to the same nine month period in 2006.

	Nine Months Ended Sept.30, 2007	Nine Months Ended Sept. 30, 2006
Tons milled	896,078	738,169
Tons milled per day	3,282	2,703
Copper grade (%)	0.55	0.47
Silver grade (opt)	1.16	1.16
Copper recovery (%)	86.9	83.6
Silver recovery (%)	88.7	87.0
Copper produced (lbs)	8,546,489	5,858,660
Silver produced (ozs)	927,065	741,626

Financial Results:

l)

Revenue: For the first nine months of 2007, revenues were $35.8 million, an increase of $8.5 million or 31% over the sales attained during the first nine months of 2006. The improved sales revenue was a function of continued strong metal prices and a significant increase in the sale of copper concentrates. For the year to date in 2007, copper prices averaged $3.22 per pound compared to $3.01 per pound in the comparable period of 2006. Silver prices averaged $13.10 per ounce compared to $11.22 per ounce for the first nine months of 2006. In terms of production, mill throughput during the nine month period ending September 30, 2007 averaged 3,282 tons per day compared to 2,703 tons per day for the same period in 2006. The year on year increase in metal sales was an increase of 60% for copper and 29% for silver.

m)

Cost of Goods Sold: The cost of goods sold associated with the first nine months of 2007 revenue was $23.4 million, an increase of $5.4 million (30%) over the same period in 2006. This increase is partially due to a 21.4% increase in mill throughput. In addition to increased production levels resulting in a higher costs of consumables and supplies, there was a general price level increase in consumables and labor costs (due to more people and higher wages) coupled with an increase in severance taxes paid to the State of Montana.

n)

Depreciation and amortization: For the nine month period ended September 30, 2007, these non cash charges were $43,000 greater than the comparable quarter of 2006. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the increase in the mill throughput resulted in the increase in the depreciation and depletion charge.

o)

Exploration and development: This expense increased by $0.8 million for the nine months ended September 30, 2007 over the comparable period in 2006 because Troy is continuing with the exploration program that commenced in the first quarter of 2007.

p)

General and administration costs: The year over year increase for the nine months ended September 30, 2007 in corporate administration costs of $0.3 million was a function of higher salaries, increased stock option expense and an increase in auditing and consultancy expenditures. The consultancy spending was associated with programs related to internal controls over financial reporting functions.

q)

Accretion of reclamation and remediation liability: The increase of $0.4 million for the nine month period ended September 30, 2007 compared to the same period in 2006 was a result of the increase in the expected operating life of Troy which increased the accretion expense (and decreased the depreciation expense in accordance with generally accepted accounting principles). The estimates of the ultimate closure costs at Troy have not changed since 2006.

r)	Income (loss) from operations: Income from operations of $5.9 million is $0.6 million greater than what was attained for the comparable period in 2006 due to the factors discussed previously.

s)

Other Expenses: For the nine month period ended September 30, 2007 other expenses resulted in an income gain of $1.4 million compared to an expense of $0.3 million for the comparable period in 2006. This improvement is attributable to increased interest income and a significant foreign exchange gain on cash and cash investments held in Canadian dollars.

t)

Income taxes: The year over year increase for the nine month period ended September 30, 2007 compared to the same period in 2006 of $0.2 million in income taxes reflects the income tax liability expected on Troy’s higher earnings.

u)

Non-controlling interest: The non-controlling interest charge of $2.4 for the nine month period of 2007 million represents the after tax share of Revett Silver’s earnings attributable to the Class B shareholders of Revett Silver, and this charge increased because of the improved performance of Troy and a low tax rate applied to the earnings attributable to the non controlling interest in Revett Silver.

v)

Net earnings: Because of the increase in metal sales from Troy and higher prices for silver and copper, the Company’s net income increased to $3.9 million for the first nine months of 2007 compared to $3.1 million for the first nine months of 2006.

Summarized Financial Results by Quarter

	2007	2007	2007	2006	2006	2006	2006	2005
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Cu Prod’n (million lbs)	1.8	3.5	3.3	1.4	1.9	1.9	2.0	2.1
Ag Prod’n (000’s ozs)	196	372	359	175	239	238	265	271
Total Sales (000’s $)	9,136	15,903	10,716	4,041	8,406	11,497	7,438	6,493
Net Income (000’s $)	(120)	3,727	301	(4,806)	773	2,276	26	(1,127)
EPS- Basic ($)	(0.00)	0.05	0.00	(0.07)	0.01	0.04	0.00	(0.02)
EPS- fully diluted ($)	(0.00)	0.05	0.00	(0.07)	0.01	0.04	0.00	(0.02)
Cash and Cash Equivalents & s/t Investments ending (000’s $)	26,012	27,639	18,027	19,862	9,699	4,276	3,574	4,609
Total Assets, ending (000’s $)	100,329	102,398	94,225	94,203	87,289	86,337	82,618	83,728
Total liabilities, ending (000’s $)	33,959	36,318	33,111	35,545	34,097	34,247	33,665	35,513
Total Equity, ending (000’s $)	56,017	55,984	52,115	50,134	43,722	42,949	40,648	40,004

Financing Activities

During the third quarter of 2007 the Company did not enter entered into capital leases as capital expenditures were minimal. During the second quarter, the Company entered into capital leases totaling approximately $1.8 million to finance the purchase of equipment required to maintain operations at Troy. The more significant equipment purchases were: a rock bolter ($606,000), a CAT haul truck ($789,000), a 962 loader ($123,000), a jumbo drill ($203,130) and miscellaneous mine vehicles. The only remaining significant capital expenditure planned for 2007 is the payment of $2.3 million in November to acquire additional mitigation lands for the Rock Creek project. As of the date of this report, Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

Contractual Debt Obligations	Amount outstanding (long–term portion)	Repayment schedule	Current portion (at September 30, 2007)	Comments
Long term note	nil	Interest only, due in February 2008	$6,000	Interest at prime plus 1%
Royalty obligation	$1,202	7% of gross metal value; maximum $10.5 million	$2,778	Amount varies with production and metal prices
Capital lease obligations	$1,005	Monthly	$1,097	Fixed payments
Totals	$2,207		$9,875

Revett Silver Company, a subsidiary of the Company, has entered into three different operating leases for a total of 63 rail cars at an average cost of $458 per car per month. The leases have different terms with the first lease for 39 cars expiring in January 2008, the second lease for 18 cars expires in February 2010 and the final lease expires in May 2010.

Liquidity and Capital Resources

The Company continues to be in a good working capital position. At the end of September 2007, there was $18.7 million of working capital compared to $19.1 million at the end of December 31, 2006. This working capital includes cash, cash equivalents, and short term investments of $26.0 million at September 30, 2007 compared to $23.8 million at December 31, 2006. Also during 2007, the Kennecott loan was reclassified from long term debt to a current liability because it is due to be repaid in February 2008. The Company also has restricted cash of $7.3 million relating to its funding of the reclamation obligations at Troy. Long term debt, excluding the current portion, totals $2.2 million. Of this amount $1.2 million is a production royalty payable only from production from Troy. The long term portion of equipment leases is $1.0 million. At the date of this report, the Company had paid a total of $6.1 million on the Royal Gold 7% royalty obligation. This royalty is capped at total payments of $10.5 million. Payments on the Royal Gold royalty are due on the 10th working day after the end of each calendar quarter.

The Company believes that it may be able to commence the evaluation program at Rock Creek in the near future. Such activity will require the expenditure of a considerable sum of money over the next twelve to twenty-four months. The Company believes it has sufficient cash to fund the Rock Creek program as presently envisaged.

Off Balance Sheet Arrangements

During 2002, Kennecott and Revett Silver agreed to amend the February 21, 2000 Asset Purchase and Sale Agreement pursuant to which Revett Silver acquired Kennecott’s interest in Troy and Rock Creek. Among other things, the amendment granted Kennecott the right to acquire a 2% net smelter return royalty from the sale of metals from a defined area of the Company’s Rock Creek property at any time until the later of: (i) one year after Rock Creek achieves 80% of designed commercial production capacity or, (ii) December 31, 2015. The amendment requires Kennecott to surrender the 2,250,000 shares of Revett Silver’s common stock previously issued as part of the original Purchase and Sale Agreement in exchange for this royalty. The royalty terminates upon Kennecott’s recovery of $8 million in total royalty payments, plus an adjustment related to changes in the consumer price index.

In October 2004, Revett Silver sold Royal Gold 1,333,333 common shares for gross proceeds of $1.0 million. Royal Gold has the right to convert these common shares into a perpetual, non-participating 1% net smelter return royalty from production from Rock Creek. This conversion must be made within a specified period of time after the Company makes a decision to develop Rock Creek. This agreement also gives Royal Gold the right to assume certain obligations with respect to the Kennecott note payable if the Company is in default of that note. If Royal Gold assumes the Kennecott note, Royal Gold will have the right to convert the note and interest owing into a 3% net smelter return royalty or into common shares of the Company.

Related Party Transactions

There were no related party transactions during the first nine months of 2007.

Proposed Transactions

In accordance with the Agreement and Plan of Reorganization approved by the shareholders of Revett Silver, Revett Silver anticipates it may either redeem for cash or exchange for common shares of Revett Minerals up to $1.0 million worth of Class B common shares of Revett Silver per quarter. This exchange is predicated upon the introduction of the regulations for Section 7874 of the United States Internal Revenue Code. In October of 2007, Revett Silver and Revett Minerals exchanged 1,097,999 class B common shares of Revett Silver for a like number of common shares of Revett Minerals, which increased Revett Minerals ownership in Revett Silver to 69%.

Principal Risks and Uncertainties

The Company is an emerging mining company with one producing asset and one development property. The following is not an all inclusive discussion of all risks and uncertainties and the reader should refer to the annual information form dated April 2, 2007 for a more detailed discussion of the risk factors and uncertainties that the Company may face. As with other mining companies, the Company’s operations are subject to numerous environmental laws which may be subject to change, which change may be difficult or very costly to comply with. The Company is also subject to risks and hazards typically found with other mining and exploration activities.

Recently Issued Accounting Pronouncements

On July 13, 2006, Financial Accounting Standards board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- An Interpretation of FASB 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the fiscal year beginning January 1, 2007. The affect of adopting FIN 48 did not have a material effect on the financial statements of the Company.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides guidance for using fair value to measure assets and liabilities. Statement No.

157 applies whenever other accounting standards require (or permit) assets and liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability between market participants in a market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. The provisions of statement No. 157 are effective for our fiscal year beginning January 1, 2008. The Company is evaluating the impact, if any, the adoption of Statement No. 157 could have on our financial statements.

Also in September 2006, the Securities and Exchange Commission (“SEC”) issued staff accounting bulletin No. 108 (“SAB 108”), Financial Statements- Considering the Effects of Prior Year Misstatements in Current Year Financial Statement. SAB 108 was issued in order to eliminate the diversity in practices surrounding how public companies quantify and evaluate the materiality of financial statement misstatements. SAB 108 provides that once a current year misstatement has been quantified, the guidance in Staff Accounting Bulletin No.99, Financial Statements-Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 was effective for the financial statements commencing on January 1, 2007 and had no material impact on the financial statements of the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement allows entities to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 is effective for our financial statements beginning after December 31, 2007. The Company is evaluating the impact, if any, the adoption of Statement No. 159 could have on our financial statements.

Financial Instruments, Hedging Activities and Other Instruments

The Company fair values the amount of silver and copper in concentrate for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses future contract prices at each month end to estimate these expected prices. At September 30, 2007, the Company had 3.6 million pounds of copper and 593,194 ounces of silver with prices not yet fixed. The fair value revenue adjustment was a gain of $0.9 million. Considerable judgment is required to interpret market data and to develop the estimates of fair value for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

At September 30, 2007 the Company had the following copper hedge positions outstanding: (i) 275,000 pounds of copper in each month from October to December inclusive at $2.63 per pound; and (ii) 1.2 million pounds of copper at $3.20 per pound which will be settled in October and November of 2007. Also for the third quarter, the Company made payments of $0.7 million to settle hedges that finalized. The fair value adjustment for the outstanding hedge positions was a loss of $1.4 million which is recorded as a reduction in revenue and an increase in accrued liabilities.

Forward Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward- looking statements that involve risk and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. The words “believe”, “estimate”, “anticipate’, “expect”, and “project” and similar expressions are included to identify forward-looking statements. Such forward looking-statements include statements regarding future production levels and operating costs at the Troy mine, future levels of capital expenditures at both Troy and Rock Creek, the reserve and resource estimates at both Troy and Rock Creek, the adequacy of the financial resources and funds to cover operating and exploration costs at Troy and the cost of exploration at Rock Creek, the timing of certain litigation activities which have delayed exploration activities at Rock Creek, the adequacy of third part financing to complete certain corporate development activities, and the expectation that the Troy mine will be able to generate positive cash flow in future periods. Factors that could cause actual results to differ materially from these forward looking statements include, among others;

  changes in copper and silver prices;
  the operating performance of the Troy mine;
  geological conditions at the Troy mine;
  the need for copper concentrate by copper smelters and the costs associated with selling such concentrate to the smelters;
  the ability of the Company to complete exploration activities at the Rock Creek project;
  activities of certain environmental groups opposed to the Company’s activities in the United States;
  changes in the planned Rock Creek project parameters;
  changes in estimates of the reserves and resources at all the properties owned or controlled by the Company;
  economic and market conditions;
  future financial needs and the Company’s ability to secure such financing under reasonable terms and conditions;
  changes in federal or state legislation and regulations governing our operations and projects;
  risks of future unknown lawsuits respecting future planned activities on our projects or past activities by the Company future interpretations and complexity under FIN 46R and SAB 108 and related changes to accounting rules and the complexity in interpreting the guidance and interpretations of such rules.

as well as other factors described elsewhere in our Annual Report, Form 10 and the various regulatory filings done with Canadian and provincial regulatory bodies such as, but not limited to, our Annual Information Form which is available from the Company or on SEDAR at www.sedar.com. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. We disclaim any obligation to update any forward-looking statement made here-in. Readers are cautioned not to put undue reliance on forward looking statements.

Item #3: Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flow are significantly impacted by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are affected by numerous factors such as demand, production levels, economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past seventeen years the average annual price of copper has ranged from a low of $0.7065 per pound to a high of $3.053 per pound. Average annual silver prices over this same period have ranged from a low of $3.9477 per ounce to a high of $11.5452. Currently the prices for both metals are at or near their highs for this time period. Should the price of copper or silver decline substantially, the value of the Company’s Troy mine and Rock Creek project could fall dramatically and the future operation of Troy could be at risk as could the future exploration and development activities at Rock Creek.

The vast majority of the Company’s cash and short term investments are held in US dollars and the short term investments are held in CD’s or highly rated government and Company fixed income securities. Approximately $7.0 million is held in Canadian dollars and is invested in CD’s with the Royal Bank of Canada.

During the nine months ended September 30, 2007, the company reported sales revenue of $35 million dollars on sales of approximately 8.1 million pounds of copper and 844,900 ounces of silver. During this period copper and silver prices averaged $3.22 per pound and $13.10 per ounce respectively. If the price of copper or silver would have changed by $1.00 each, revenues would have changed by approximately $9.4 million.

Item #4: Controls and Procedures

a) Evaluation of Disclosure Controls and procedures

Management of the Company is responsible for designing, establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors that the financial statements present fairly the financial position and activities of the Company. However all internal control systems, no matter how well designed, have limitations. Therefore, even a system believed to be effective will only provide reasonable assurance with respect to financial statement preparation and presentation.

Based upon their review over internal controls over financial reporting, the Company’s CEO and CFO have concluded that internal control over financial reporting was effective as of September 30, 2007. The Company’s management is also responsible for establishing and maintaining disclosure controls and procedures to provide reasonable assurance that material information related to the Company, including its consolidated subsidiaries, is appropriately disclosed. The CEO and CFO have evaluated the Company’s disclosure controls and procedures and have determined that they were effective at September 30, 2007.

b) Changes in internal controls

In the second quarter of 2007, the company engaged an outside firm to augment its own internal accounting resources and an outside firm to assist in tax compliance and reporting. At the present time the Company does not have any internal taxation experts.

During the second and third quarters the Company undertook a detailed review of its entire financial reporting and control processes. As yet, no changes have been made to the Company’s internal control over financial reporting that have materially affected, or are reasonably believed likely to materially affect, the Company’s internal controls over financial reporting.

PART II: Other Information

Item #1: Legal proceedings

(1) Rock Creek Alliance, Clark Fork Coalition, Cabinet Resource Group, Montana Wilderness Association, Earthworks, and Alliance for the Wild Rockies, Plaintiffs, v. United States Forest Service, U.S. Department of Agriculture, Abigail R. Kimbell, in her official capacity as Regional Forester for the Northern Region, Bob Castaneda, in his official capacity as Forest Supervisor of the Kootenai National Forest, and Mike Johanns, in his official capacity as Secretary of the U.S. Department of Agriculture, Defendants.

This action was filed on June 20, 2005 and is seeking injunctive and declaratory relief against the defendants. It claims that the defendants unlawfully approved the Record of Decision (ROD), Plan of Operations (POO), and Final Environmental Impact Statement (FEIS) for the Rock Creek Project. The suit alleges violations of the Endangered Species Act, National Environmental Policy Act, 1872 Mining Law, Federal Land Policy Management Act, Wilderness Act, National Forest Management Act, the Clean Water Act, Forest Service Organic Administration Act of 1897, the Administrative Procedure Act and the implementing regulations of these laws.

The Company petitioned the Court for intervention and the intervention was ordered by the Court on October 12, 2005.

This action was stayed pending the issuance of a revised Biological Opinion by the USFWS following the remanding of the 2003 Biological Opinion to the USFWS which is now concluded. The revised Biological Opinion concluded that development of Rock Creek was not likely to jeopardize the continued existence of endangered or threatened species. Following the issuance of the revised Biological Opinion, the United States Forest Service undertook a review of the Rock Creek Plan of Operation to see if changes were required to this document due to changed circumstances, new information or the revised Biological Opinion. This review is on-going. The lawsuit continues to be stayed pending the review by the United States Forest Service and its determination with respect to the Plan of Operations. Due to the very early stage of this action, management is unable to estimate with certainty the ultimate outcome of this matter.

(2) Cabinet Resources Group, Inc. Plantiff v. Montana Department of Environmental Quality, Revett Minerals Inc. and Genesis Inc., Defendant.

On January 8, 2007, the plaintiffs sued seeking a declaratory judgment against the defendants alleging violations of the regulations, statutes and constitution of the State of Montana; a declaration that the Troy Mine reclamation permit and reclamation plan are void and invalid; and in the alternative, the writs and mandamus requiring the Montana Department of Environmental Quality (“DEQ”) to enforce the provisions of the Metal Mine Reclamation Act (“MMRA”). Specifically the plaintiffs are alleging that the Troy Mine is operating in violation of the MMRA because its operating permit is invalid due to deficiencies in its reclamation plan, and therefore, its operating permit should be suspended or revoked and continued operation of the mine enjoined. The plaintiffs’ claim for mandamus is alleging the DEQ has a duty to forfeit the Troy bond, issue a violation letter and serve a notice of violation pursuant to the MMRA. The plaintiffs also claim that the DEQ has failed to maintain a clean and healthy environment as required by the Montana Constitution by allowing the Troy Mine to operate without a valid reclamation plan.

Due to the preliminary nature of this action, the Company has not yet filed a response to the plaintiffs’ allegations. However, the Company believes that this action is without merit and intends to vigorously defend this matter.

(3) Frank D. Duval and Janice E. Duval v Revett Silver Company.

This action was brought in August 2007 to compel Revett Silver to redeem for cash, or shares of Revett Minerals, or a combination of the two, 500,000 class B common shares of Revett Silver stock that the Duval’s tendered for redemption in March 2007. Frank D. Duval is a co-founder of Revett Silver and previously served as a director and executive officer of the Company. Janice E. Duval is his spouse and previously served as an executive officer of the Company. The Company believes that the Duval’s have incorrectly interpreted the plan of reorganization unanimously approved, in February 2005, by the shareholders of Revett Silver. This plan governs the procedures and conditions for the redemption of the class B common stock of Revett Silver. The Company is vigorously defending itself against this claim. We believe that the ultimate outcome of this matter will not have a material effect on the results of our operations or financial position.

(4) Possible Legal Proceedings

Revett Silver Company, a subsidiary of Revett Minerals Inc., has learned that ASARCO LLC has filed a complaint in a Texas court that alleges certain amendments to the agreement ( but not the agreement itself) by which Revett Silver acquired ASARCO’s interest in Troy and Rock Creek were invalid because ASARCO was about to become insolvent. These amendments were negotiated by the companies between 2000 and 2004 and were done at arm’s length. ASARCO did not file for protection from its creditors until August 2005, after it had reported earnings in both 2004 and 2005. The Company has learned that ASARCO LLC has filed over 100 similar complaints attempting to overturn a number of transactions it entered into prior to it filing for relief from it creditors in 2005. As of the date of this report this complaint has not been served and is therefore not in effect. The Company does not know if or when this complaint may be served. In any event, because Revett Silver’s dealings with ASARCO were years before ASARCO had filed for bankruptcy, the Company believes that these allegations are without merit and the Company plans on vigorously defending itself against these allegations when and if the complaint is served.

Item #1(a): Risk Factors

Information regarding risk factors appears in Item #2 “MD&A-Forward-Looking Statements” and various risks faced by use are also discussed elsewhere in Item 2 “MD&A” of this quarterly report. In addition, risk factors are discussed in Item 1A. in our Form 10 filed with the SEC.

Item #2: Unregistered sales of equity Securities and Use of Proceeds

Not Applicable

Item #3: Defaults Upon Senior Securities

Not Applicable

Item #4: Submission To A Vote of Securities Holders

Not Applicable

Item #5: Other Information

Not Applicable

Item #6: Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVETT MINERALS INC

Date: November 7, 2007	By: /s/ William Orchow
William Orchow
President and Chief Executive Officer

Date: November 7, 2007	By: /s/ Scott Brunsdon
Scott Brunsdon
Chief Financial Officer