Form 10-Q/A
period 2007-09-30
Revett Minerals Inc.
filed 2008-02-25
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Revett Minerals Inc.
Consolidated Statement of Cash Flow
Three and nine months ended September 30, 2007 and 2006
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period	Nine month period	Nine month period
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net income (loss) for the period	$(120)	$772	$3,908	$3,074
Adjustment to reconcile loss to net cash used by operating
Activities
Depreciation and amortization	280	320	1,115	1,072
Accretion of reclamation and remediation liability	162	30	485	97
Foreign exchange gain	(449)	-	(1,415)	-
Stock based compensation	152	(4)	648	21
Loss on disposal of fixed assets	7	-	7	-
Future income tax expense (recovery)	(385)	105	944	747
Non controlling interest	859	329	2,430	1,256
Accrued interest on reclamation bond	(87)	(82)	(254)	(241)
Amortization of prepaid insurance premium	14	34	107	112
Change in FV of forward contracts	(594)	-	1,051	-
Changes in:
Accounts receivable	2,509	3,730	(963)	(794)
Inventory	(333)	(1,077))	(584)	(2,625)
Prepaid expenses and other	(1,030)	40	(1,206)	(29)
Accounts payable	(931)	(201)	(1,517)	332
Net cash used by operating activities	5 4	3,996	4,756	3,022

Cash flows from investing activities:
Proceeds (sale) of short term investments	968	2,494	(976)	4,521
Other long term assets	25	58	502	128
Purchase of plant and equipment	(429)	(1,045)	(1,296)	(1,214)
Purchase of minority interest	(1,003)		(1,003)
Net cash provided (used) by investing activities	(439)	1,507	(2,773)	3,435

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	-	4	1,327	4
Proceeds from long term debt	-	650	-	650
Repayment of debt	(402)	(577)	(2,746)	(1,648)
Repayment of capital leases	(321)	(156)	(745)	(373)
Net cash from (used by) financing activities	(723)	(79)	(2,164)	(1,367)

Effects of foreign exchange on cash held	449	-	1,415	-
In foreign currencies

Net (decrease) increase in cash and cash equivalents	(659)	5,424	1,234	5,090
Cash and cash equivalents, beginning of period	21,755	4,274	19,862	4,608
Cash and cash equivalents, end of period	$21,096	$9,698	$21,096	$9,698

Supplementary cash flow information:
Cash paid for interest expense	$519	$423	$1,306	$1,168
Income taxes paid	$1,200	$-	$1,200	$-

Non cash transactions:	$-	$-	$1,834	$-
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

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months and Nine Months ended September 30, 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

4.        Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at September 30, 2007, and December 31, 2006 are as follows:

	Sept. 30, 2007	Dec. 31, 2006
	(unaudited)
TROY:
Property acquisition and development costs	$9,015	$9,507
Plant and equipment	11,651	8,933
Buildings and structures	997	907
ROCK CREEK:
Property acquisition costs	38,201	38,201
OTHER, corporate	1,369	1,062
OTHER, mineral properties	118	118
	61,351	58,728
Accumulated depreciation &depletion:
Troy Property	(2,032)	(1,542)
Troy plant and equipment	(1,595)	(1,038)
Troy buildings and structures	(128)	(73)
Other corporate assets	(67)	(63)
	$57,529	$56,012

No drilling costs were incurred and capitalized to convert mineral resources to reserves at the Rock Creek property and the Troy mine during the periods presented.

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

Item #4: Controls and Procedures

a) Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in its periodic reports and other information filed under the Exchange Act is recorded, processed, summarized and accurately reported within the time periods prescribed by the Securities and Exchange Commission’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to the Company’s management, including its chief executive office, its chief financial officer and other principal accounting officers, so such persons can make timely decisions regarding disclosure,

In 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer, who concluded that such controls and procedures were not effective as of December 31, 2006.

b) Internal Controls over Financial Reporting

In 2007, the Company’s chief executive officer and chief financial officer also evaluated the overall design of the Company’s internal controls over financial reporting. They concluded that the Company’s internal controls over financial reporting were not effective as of December 31,

2006 because certain adjustments to the Company’s financial reports were required for the year then ended. Specifically, the Company’s chief executive officer and chief financial officer concluded that additional expertise was needed to assist the company in determining future income tax liabilities and assets in conjunction with its preparation of the current year income tax provision, interpreting new and emerging US GAAP pronouncements affecting certain complex financial reporting issues, and determining the correct accounting for unusual or non-recurring complex transactions.

c) Changes in Internal Controls

In order to remedy these weakness, the Company beginning in the second quarter of 2007, engaged an outside professional services firm to review its estimates of future income tax liabilities and assets, and to conduct a quarterly review of its estimates of its current income tax provision. The Company may engage this firm in the future to analyze the tax positions taken in its financial reporting. As at September 30, the Company had paid this firm a negligible amount of money in connection with this engagement. Also during the second quarter, the Company retained an independent professional accounting firm to review the Company’s treatment of unusual or complex transactions, assist the Company in interpreting new GAAP pronouncements, and conduct a detailed review of its internal controls over financial reporting. As of September 30, 2007, this firm was paid less than $50,000 for all of the services provided..

Engaging these specialists has enabled the Company to supplement its existing controls over financially reporting. Based upon the recommendations made during this review the Company did make some changes to its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. As of September 30, 2007 the Company has not yet determined if its internal controls over financial reporting are now effective. The Company continues to evaluate and test the effectiveness of its controls over financial reporting and expects to complete this work in 2008.

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

REVETT MINERALS INC

Date: February 22, 2008	By: /s/ William Orchow
William Orchow
President and Chief Executive Officer

Date: February 22, 2008	By: /s/ Scott Brunsdon
Scott Brunsdon
Chief Financial Officer