Form 10-K
period 2007-12-31
Revett Minerals Inc.
filed 2008-03-28
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

REVETT MINERALS INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

11115 East Montgomery, Suite G
Spokane Valley, Washington 99206
(Address of principal executive offices)

Registrant's telephone number, including area code: (509) 921-2294

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock
Title of each class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Small Reporting Company [   ]          Large accelerated filer [   ]          Accelerated filer [   ]          Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $ 51 million as of June 30, 2007, the last business day of the registrant’s most recently completed second quarter).

Shares of common stock outstanding at March 31, 2008: 75,002,702.

Documents Incorporated by Reference: None

[The balance of this page has been intentionally left blank.]

(ii)

The following map depicts the locations of our two principal mining assets, the Troy Mine (“Troy”) and the Rock Creek Project (“Rock Creek”), both of which are located in northwestern Montana.

(iii)

PART I

Item 1. Business.

              Explanatory Note: As used in this report, the terms “the Company,” “we,” “us” and “our” are sometimes used to refer to Revett Minerals Inc. and its subsidiary corporations, and, as the context requires, their management. Unless otherwise noted, all monetary denominations are in U.S. dollars. A glossary of technical terms used throughout this report appears at pages 22 through 24.

              General Development of Business. Revett Minerals Inc. was incorporated under the Canada Business Corporations Act in August 2004 to acquire Revett Silver Company (“Revett Silver”), undertake and complete a public offering of its common stock in Canada, and obtain a listing on the Toronto Stock Exchange, all of which simultaneously occurred in February 2005.

              Revett Silver, a Montana corporation, was organized in April 1999 as Sterling Mining Company to acquire Troy and Rock Creek from ASARCO Incorporated (“ASARCO”) and Kennecott Montana Company (“Kennecott”)—transactions that were completed in October 1999 and February 2000, respectively. Sterling Mining Company changed its name to Revett Silver Company in October 2003.

              Troy is a copper and silver mine located in northwestern Montana that has been in commercial production since January 2005 (and from 1981 to 1993, when the mine was operated by ASARCO). Rock Creek is a large exploration-stage copper and silver property also located in northwestern Montana. Revett Silver owns all of Troy and Rock Creek through two wholly-owned Montana subsidiaries, Genesis, Inc. and RC Resources Inc., respectively, as is depicted in the following organizational chart. Prior to being acquired by Revett Minerals, Revett Silver was principally engaged in operating the Troy mine on a care and maintenance basis, and pursuing an operating permit for Rock Creek. These activities were funded from sales of its common stock, from borrowings from related parties, and from the sale of certain non-mining properties.

              Revett Minerals’ February 2005 acquisition of Revett Silver was a three-step process. The holders of Revett Silver’s issued and outstanding shares of common stock and common stock purchase warrants first exchanged their securities for shares of newly-created Revett Silver Class B common stock and Class B common stock purchase warrants. Each holder of Revett Silver common stock received one share of Revett Silver Class B common stock for each share exchanged, and each holder of Revett Silver common stock purchase warrants received one Revett Silver Class B common stock purchase warrant for each warrant exchanged. Revett Minerals then contributed the net proceeds of its Canadian public offering (approximately $25.0 million) to Revett Silver, in return for 34,500,000 shares of Revett Silver

Class A common stock. In step three, Revett Minerals purchased all of the shares of Revett Silver Class B common stock held by persons owning 50,000 or fewer shares and approximately 41 percent of the shares of Revett Silver Class B Stock held by persons owning more than 50,000 shares by issuing one share of its common stock for each share of Revett Silver Class B common stock so purchased, following which Revett Minerals and Revett Silver caused the purchased shares of Class B common stock to be converted into a like number of shares of Revett Silver Class A common stock. Revett Silver issued Revett Minerals a total of 22,711,788 shares of its Class A common stock pursuant to these purchases and conversions. As a consequence of these transactions, Revett Minerals acquired approximately 65% of Revett Silver’s outstanding capital stock, becoming the parent corporation of Revett Silver.

              In November 2006, Revett Minerals issued 11,500,000 shares of its common stock and a number of common stock purchase warrants, which, if fully exercised, would result in the issuance of an additional 2,875,000 shares of common stock, in a private placement directed primarily to persons residing outside the United States. These securities were sold as units, at the price of (Can) $1.13 per unit, and yielded gross proceeds of approximately (Can) $13.0 million. The common stock purchase warrants are generally exercisable for a period of 30 months from the closing, at the price of (Can) $1.36, subject to earlier acceleration if the market price of the common stock is at or above (Can $2.00 per share for a period of fifteen consecutive trading days. The placement agent for the offering received a cash commission approximately equal to 3.5% of the offering proceeds, and warrants to purchase 268,000 units at the price of (Can) $1.25 per unit that are exercisable for a period of 30 months from the date of the closing. The closing of this transaction occurred on November 22, 2006.

              Pursuant to the February 2005 plan of reorganization, the holders of shares of Revett Silver Class B common stock have a right, on a quarterly basis and subject to the limitations set forth in Revett Silver’s amended and restated articles of incorporation, to request Revett Silver to redeem their shares either by paying the holder cash in an amount per share equal to the 20-day weighted average trading price of Revett Minerals common stock immediately prior to the redemption or by causing Revett Minerals to issue such holder one share of Revett Minerals common stock for each share of Revett Silver Class B common stock redeemed. The following redemption transactions have occurred since the plan of reorganization was approved:

  In July 2005, Revett Silver redeemed 1,777,917 shares of its Class B common stock. Revett Minerals and Revett Silver then caused Revett Silver to exchange the shares of Class B common stock into an equal number of shares of Revett Minerals’ Class A common stock.

  In July 2007, Revett Silver repurchased 865,279 shares of its Class B common stock for cash, at a price of $1.16 per share or $1,003,724 in aggregate amount.

  In October 2007, Revett Silver redeemed 1,097,999 shares of its Class B common stock. Revett Minerals and Revett Silver then caused Revett Silver to exchange the shares of Class B common stock into an equal number of shares of Revett Minerals’ Class A common stock.

  In February 2008, Revett Silver redeemed 707,000 shares of its Class B common stock. Revett Minerals and Revett Silver then caused Revett Silver to exchange the shares of Class B common stock into an equal number of shares of Revett Minerals’ Class A common stock. As a result Revett Minerals currently owns 69.8% of Revett Silver.

              At March 28, 2008, 75,002,702 shares of Revett Minerals common stock were issued and outstanding, and an additional 6,120,000 shares of common stock were deemed outstanding pursuant to presently exercisable options and warrants. At March 31, 2008, 60,794,704 shares of Revett Silver Class A common stock and 26,311,761 shares of Revett Silver Class B common stock were issued and outstanding, and an additional 5,256,326 shares of Revett Silver Class B common stock were deemed outstanding pursuant to presently exercisable options and warrants. The issued and outstanding shares of Class A common stock comprise 69.8% of Revett Silver’s outstanding capital stock and are owned by Revett Minerals. The issued and outstanding shares of Class B common stock are owned by approximately 89 other record and beneficial owners.

              The holders of Revett Silver’s Class A common stock and Class B common stock are entitled to one vote per share and vote together as a single class on all matters that are submitted to Revett Silver’s shareholders for approval or consent, including the election of Revett Silver’s directors. Such holders do not have any voting rights with respect to Revett Minerals.

              Revett Minerals’ principal executive office is located at 11115 East Montgomery, Suite G, Spokane Valley, Washington 99206, and its telephone number at that address is (509) 921-2294. Revett Minerals’ registered office is located at 1 First Canadian Place, 100 King Street West, Suite 3900, Toronto, Ontario, Canada M5X 1B2.

              Financial Information about Segments. Revett Minerals’ operations comprise a single business segment, located in the United States. Information concerning its revenues, profits and losses, and total assets for the years ended December 31, 2007, 2006 and 2005 is included in the consolidated financial statements that appear elsewhere in this report. An index to these consolidated financial statements appears elsewhere in this report.

              Narrative Description of Business. Revett Minerals explores for, develops and operates base and precious metal mineral deposits. Its principal assets are Troy and Rock Creek.

              Troy. Troy is an underground copper and silver mine located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy. The mine comprises 24 patented lode-mining claims and approximately 188 unpatented lode-mining claims. The patented claims were legally surveyed in 1983. All of the mining claims are in good standing.

              Revett Silver reopened the mine and recommenced commercial mining activities in January 2005 following an eleven year production hiatus. Ore from the mine is extracted using the “room and pillar” method and is processed on site using standard flotation technology. The resulting concentrate is sold under contract to a third party metals trader and is currently shipped by rail to a smelter in Canada for refining.

              The Troy concentrate typically contains between 34% and 40% copper, and between 70 to 90 ounces of silver per ton. During 2007, Troy produced approximately 9.7 million pounds of copper in concentrate and 1,054,417 ounces of silver. Approximately 10 million pounds of payable copper and 965,000 ounces of payable silver were sold during the year, generating revenues of $ 39 million. At December 31, 2007, the estimated proven and probable ore reserves at Troy were 13.2 million tons grading 1.18 ounces per ton silver and 0.54% copper using a net smelter return cut off of $18.86 per ton.

              On July 30, 2007 an isolated rock fall occurred in an active mining area within the East Ore Body of the Troy mine. The rock fall crushed an occupied utility vehicle, resulting in the death of an employee and a subsequent fire. Due to the potential depletion of oxygen, the mine was immediately evacuated and operations were suspended pending an investigation by the Mine Safety and Health Administration (“MSHA”). Milling operations resumed on August 9th and mining resumed on August 12th, however access to the entire south portion of the East Ore Body, one of our main production areas, and certain other portions of the mine were temporarily closed by MSHA order. The Company hired outside consultants to complete a geotechnical report on the rock fall, and implemented a secondary ground support plan to better identify structures that may require additional bolting or shotcreting. Those areas of the mine that were closed by MSHA were gradually reopened between August and November 2007

              Rock Creek. Rock Creek is an exploration-stage copper and silver deposit located in Sanders County, Montana approximately five miles northeast of Noxon, Montana. The project comprises 99 patented lode-mining claims, approximately 463 unpatented lode-mining claims in seven claim groups, and five tunnel site claims, most of which are located within the Cabinet Mountains Wilderness Area. The patented claims lying within the wilderness area convey mineral rights only; the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983 and occupy an area of approximately 1,809 acres. All of the Rock Creek mining claims are in good standing.

              In 2003, the U.S. Forest Service, a division of the U.S. Department of Agriculture (the “Forest Service”), issued an administrative decision approving the Company’s proposed plan of operation at Rock Creek. That decision, which is predicated, in part, on a companion biological opinion issued by the U.S. Fish and Wildlife Service (“USFWS”) under the Endangered Species Act (“ESA”), is currently being challenged by several regional and national environmental organizations in federal district court in Montana. (See the section of this report entitled “Legal Proceedings.”)

              The Company cannot reasonably predict how or when these pending legal challenges will be resolved. The defendants in each proceeding are the governmental agencies (and the Company as an intervener in some cases) that issued or approved the challenged permits, opinions and plan of operation, and the Company has little or no control over their responses. Moreover, the Company cannot predict how a court will ultimately rule on these challenges or whether any such ruling could be further appealed. If these challenges are successful, then the Company would either have to submit a new plan of operation for administrative review and approval—this assuming it would have the latitude to do so within the context of a court’s ruling—or abandon further efforts to develop Rock Creek.

              Were the Company required to submit a new plan of operation for Rock Creek, it would likely delay development and likely engender additional legal challenges and appeals, which could materially and adversely affect the Company financially. Were the Company to abandon further efforts to develop Rock Creek, it would have only one remaining significant mining asset, that being Troy.

              If the administrative decision is ultimately upheld, the Company will undertake an extensive evaluation program at Rock Creek to determine if it is economical to develop the mineral deposit. The proposed evaluation program will include the development of an evaluation adit to collect additional technical information on the deposit, additional infill drilling to establish and confirm reserve estimates, geotechnical design studies, and bulk sampling of the mineralization for use in metallurgical testing.

              The Company estimates that it will take two to three years to complete the Rock Creek evaluation program, at a cost ranging from $15 million to $17 million. The Company will also be required to satisfy certain mitigation requirements before it can develop the adit, which will include procurement of a reclamation bond and partial funding of a mitigation plan, design and construction of a water treatment facility, and construction of improvements to the Forest Service road leading to the proposed adit opening site.

              The Copper and Silver Markets. Copper is an internationally traded metal whose price is determined by global economic conditions; supply and demand; the availability of finished product inventories held by consumers, producers and traders; and the availability and costs of metal substitutes, including recycled scrap.

              Historically, these prices have been very volatile. The following table sets forth the average annual prices of copper on the London Metal Exchange since 1990, as reported by the exchange. During this period, average annual copper prices have ranged from a low of $0.71 per pound in 2002 to a high of $3.23 per pound in 2007.

LME Average Cash Official Price ($/Pound)

Year	Price	Year	Price	Year	Price
2007	3.23	2001	0.72	1995	1.33
2006	3.05	2000	0.82	1994	1.05
2005	1.67	1999	0.71	1993	0.87
2004	1.28	1998	0.75	1992	1.04
2003	0.81	1997	1.03	1991	1.06
2002	0.71	1996	1.04	1990	1.21

              Copper is used in a variety of consumer, industrial and high technology applications throughout the world, including building construction, electrical generation and distribution, electrical and electronic products manufacturing, transportation, and the automotive industries. Copper is an excellent conductor of heat and electricity, is resistant to corrosive environments, is strong yet malleable, and has a high tensile strength.

              Management of the Company believes copper prices will remain favourable in the foreseeable future because of under investment in exploration and mine development during the past decade or so. This has resulted in low to modest growth rates in supplies and inventory, compared to higher consumption rates that are attributable to continued consumption in the developed economies of North America, Europe and Asia, and the rapid industrialization and emergence of consumer product markets in countries such as China and India.

              Silver is an internationally traded metal whose price is determined by global economic conditions, supply and demand, its use as a financial instrument, and the levels of finished product inventories held by consumers, producers and traders. New mine production is the most important component of silver supply, accounting for as much as two thirds of the reported supply. Much of the silver produced from mines is a by-product of other metals such as gold, copper, lead and zinc. Other sources of physical silver supply include scrap and sales by central banks or other institutions.

              Unlike most base or semi-precious metals, silver has both an intrinsic value and industrial and consumer applications. It is purchased by institutions and individuals in the form of silver bars or coins for investment purposes, and is used extensively in the manufacture of jewellery, flatware and electronics products.

              Silver prices are highly volatile from year to year and may even be highly volatile over very short periods of time. The following table sets forth the average annual London Bullion Exchange fixed price of silver since 1990, as reported by Kitco, an international dealer in gold and silver bullion. These average annual prices have ranged from a low of $3.95 per ounce in 1992 to a high of $13.38 per ounce in 2007.

London Average Fix (US$/Ounce)

Year	Price	Year	Price	Year	Price
2007	13.38	2001	4.37	1995	5.20
2006	11.55	2000	4.95	1994	5.28
2005	7.32	1999	5.22	1993	4.31
2004	6.58	1998	5.55	1992	3.95
2003	4.88	1997	4.91	1991	4.05
2002	4.60	1996	5.20	1990	4.83

              Management of the Company believes silver prices will remain generally favourable in the foreseeable future because of strong demand in the electronics industry and consistent demand from institutions and individuals that purchase and hold silver for investment purposes.

              Environmental Matters. Like all other mining companies doing business in the United States, the Company is subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species in the vicinity of its mining operations. These include permitting or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by mining activities once commercial operations have ceased. These laws are administered and enforced by various federal agencies and, in many instances, by state agencies operating under parallel state statutes and regulations. The principal environmental laws affecting the Company’s current and proposed operations at Troy and Rock Creek are described below.

              The Federal Clean Water Act and the Montana Water Quality Act. The federal Clean Water Act and the Montana Water Quality Act are the principal environmental protection laws regulating the Company’s operations at Troy and Rock Creek pertaining to water quality. The federal act impose limitations on water discharges into waters of the United States, including discharges from point sources such as mine facilities, and is administered by the federal Environmental Protection Agency. The Montana act imposes similar limitations on discharges into state waters and is administered by the Montana Department of Environmental Quality (“DEQ”).

              The Company holds all of the permits required for effluent discharges at Troy and is in the process of designing a water treatment facility for its proposed evaluation activities at Rock Creek. The Company has also established an environmental risk transfer program to cover the reclamation and remediation costs at Troy once mining operations cease.

There are two components to this program: a $12.6 million surety bond that is held in trust and can be used only for reclamation and remediation; and a prepaid insurance policy that protects the Company from reclamation and remediation costs in excess of the cash bond. The surety bond is secured by cash, which is restricted, and is included among the Company’s long-term assets. Interest on the bond is recorded as income when earned. The Company amortizes the costs associated with the environmental risk transfer program using the units of production method, which is consistent with the manner in which it accounts for other asset retirement obligations pertaining to its mining assets. The DEQ is currently evaluating the bonding requirement to determine, among other things, whether the Company must prepare and file an environmental impact statement (“EIS”) as part of its ongoing assessment of future water treatment requirements at Troy. The Company has agreed to fund the cost of an environmental assessment to determine if an EIS is required, but believes any EIS, if required, should be postponed until such time as mining operations at Troy are actually projected to cease and more current information concerning the scope of any required remediation is known.

              The Company also holds a discharge permit under the Montana Water Quality Act pertaining to its proposed development at Rock Creek; however it is currently being challenged in Montana state court by several environmental organizations, who contend that the DEQ arbitrarily issued the permit without first conducting a required non-degradation review. (See the section of this report entitled “Legal Proceedings.”) The Company will be required to post a bond with the DEQ in conjunction with its proposed evaluation activities at Rock Creek. Management estimates that the initial amount of this bond will be approximately $3 million, subject to increases if and when Rock Creek is commercially developed.

              The Endangered Species Act. ESA requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered species or threatened species. ESA’s definition of “species” includes any distinct population segment of any vertebrate fish or wildlife that interbreeds when mature. In order to facilitate the conservation of imperilled species, ESA establishes an interagency consultation process. When a federal agency proposes an action that “may affect” a listed species, the USFWS must provide a “biological assessment” of the effects of the proposed action. Unless the USFWS determines that the proposed action will have no adverse effect on listed species, it must review all of the information provided by the action agency, as well as any other relevant information, and prepare a “biological opinion” setting forth the effects of the proposed action. In preparing such an opinion, the USFWS must use the best available scientific and commercial data to determine whether the proposed action is likely to jeopardize the species, the amount and extent of any incidental “taking” or harm to the species that may result from the action, and whether it should identify any conservation measures to promote the recovery of the listed species. ESA also provides that, once the interagency consultation process has been initiated, neither the federal agency nor the permit or license applicant (in this case, the Company) may make any irreversible commitment of resources with respect to the proposed agency action that would have the effect of foreclosing the formulation or implementation of any reasonable or prudent measures to avoid jeopardizing the listed species.

              The USFWS issued a biological opinion in May 2003, which concluded that the proposed development of Rock Creek would not jeopardize the continued existence of grizzly bears or bull trout, both of which are listed as threatened species under the ESA. The opinion was subsequently challenged by several environmental organizations in a federal district court action in Montana, and was later remanded to the USFWS for further study. In October 2006 the USFWS issued a revised biological opinion reaffirming its earlier decision. The revised opinion is being challenged once again. (See the section of this report entitled “Legal Proceedings.”)

              The Wilderness Act. The federal Wilderness Act of 1964 created a National Wilderness Preservation System composed of federally owned areas designated by Congress as “wilderness areas.” “Wilderness” is generally defined in the Act as “an area where the earth and its community of life are untrammelled by man, where man himself is a visitor who does not remain.” Once included in the system, the Act requires that these areas be administered by the federal department or agency having prior jurisdiction in the system in such a manner as to preserve their wilderness character and leave them unimpaired for future use and enjoyment as wilderness. The Cabinet Mountains Wilderness Area overlays Rock Creek and was included in the National Wilderness Preservation System in 1964. The Wilderness Act does not affect mineral leasing activities conducted prior to 1983, however it does authorize the Secretary of Agriculture (through the Forest Service) to impose such reasonable stipulations as are necessary to protect the wilderness character of the land for the purposes for which they are leased, permitted or licensed. In the case of Rock Creek, these stipulations have been the focus of public opposition to the development of the project.

              The Federal Clean Air Act and the Montana Air Quality Act. The federal Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air quality permitting program for such discharges. The Montana Air Quality Act imposes similar limitations and permitting requirements. Hazardous materials are defined in both acts and in their enabling regulations to include various metals. The Company holds all of the required air quality permits pertaining to its operations at Troy. In December 2001, it obtained an air quality permit from the DEQ with respect to Rock Creek, however an environmental group subsequently challenged that permit, contending that nitrous emissions from diesel-powered mining equipment operating underground would exceed permitted levels. The suit was voluntarily dismissed during the first quarter of 2003.

              The National Environmental Policy Act and the Montana Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires all governmental agencies to consider the impact of major federal actions on the human environment. The state act mandates similar considerations with respect to major state actions. Because Rock Creek is located on federal lands, the Company was required to prepare and file an EIS outlining the environmental effects of its proposed operations and the Company’s plans to ameliorate the effects of Rock Creek’s operations. The final EIS for Rock Creek was issued in September 2001, and the Forest Service, the lead government agency on the project, released its record of decision on the Company’s proposed operating plan in June 2003. This decision has been challenged in a federal district court action brought by several regional and national environmental organizations against the Forest Service. (See the section of this report entitled “Legal Proceedings.”)

              The Federal Comprehensive Environmental Response, Compensation and Liability Act and the Montana Metal Mine Reclamation Act. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes clean-up and reclamation obligations stemming from unlawful discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges. The Montana Metal Mine Reclamation Act (“MMRA”) is similar to CERCLA in principal, but focuses principally on the clean up and reclamation of mining properties and unlawful discharges from mining operations. CERCLA is jointly administered and enforced by the Environmental Protection Agency and the DEQ. The MMRA is administered and enforced by the DEQ alone. A number of opposition groups have challenged the validity of Troy’s closure plan. (See the section of this report entitled “Legal Proceedings.”)

              The Multiple-Use Sustained Yield Act of 1960 and the National Forest Management Act of 1974. The federal Multiple-Use Sustained Yield Act of 1960 (“MUSYA”) directs the Secretary of the U.S. Department of Agriculture to administer Forest Service and other federal lands in ways that promote multiple uses of these resources (such as outdoor recreation, grazing, timber harvesting and mining) and are protective of watersheds, fish and wildlife, thereby balancing the needs of current and future generations. The federal National Forest Management Act of 1974 requires the Secretary to adopt and implement regulations pertaining to land and resource management plans that are consistent with MUSYA’s objectives.

              The Resource Conservation and Recovery Act. Resource Conservation and Recovery Act (“RCRA”) was designed and implemented to regulate the disposal of hazardous wastes. It mandates that such wastes be treated, disposed of or stored, and requires those doing so to obtain permits from the Environmental Protection Agency or the authorized state regulatory authority.

              Employees. Revett Minerals and its subsidiaries had 186 full-time employees and one part-time employee at December 31, 2007. Approximately 180 of these employees work at Troy in management, production and related capacities, and the remainder work in management and administrative capacities at the Company’s corporate office. These employees are not represented by a collective bargaining unit.

Item 1A. Risk Factors.

              Revett Minerals is a speculative investment, for many reasons, and the following risk factors should be carefully considered in evaluating it. In addition, this report contains forward-looking statements that involve known and unknown risks and uncertainties. These forward-looking statements include statements of our plans, objectives, expectations and intentions. Actual results could differ from those discussed in the forward-looking statements as a result of certain factors, including those set forth below. You should carefully consider the risks and uncertainties described below and the other information in this report before investing.

              Environmental challenges could prevent us from ever developing Rock Creek. Our proposed development of Rock Creek has been challenged on environmental grounds by several regional and national environmental organizations at various times subsequent to the Forest Service’s issuance of an administrative record of decision approving our plan of operation in 2003. Some of these challenges are substantial and ongoing, and allege violations of the procedural and substantive requirements of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek, including ESA, NEPA, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Forest Service Organic Act of 1897, and the Administrative Procedural Act. Although we have generally been successful in addressing most of the environmental challenges to our operations, we cannot predict with any degree of certainty how the pending challenges will be resolved. Rock Creek is potentially the more significant of our two mining assets. Continued court challenges to the record of decision and its accompanying biological opinion will inevitably delay us from proceeding with our planned development, and a successful challenge to either could prevent us from developing the project at all. If we are successful in defending these challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek. (See the section of this report entitled “Legal Proceedings.”)

              Our reclamation liability at Troy could be substantial. In acquiring Troy, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.6 million performance bond to ensure that sufficient funds would be available to meet these obligations, and our subsequent agreement with the DEQ to increase the amount of the bond by $338,000 in December 2008. We are currently preparing a revised reclamation and restoration plan for Troy, which, when completed, may result in changes to the estimated reclamation and restoration costs and the amount of the performance bond. One of the key issues that has yet to be resolved is the extent to which we may be required to treat water from Troy after mining operations have ceased. Another issue is whether we are required to prepare and file an EIS in conjunction with any action taken with respect to our revised reclamation plan. We have advised the DEQ that we will fund the cost of an EIS, but believe the study should be postponed until such time as mining operations at Troy are actually projected to cease and more current information concerning the scope of any required remediation is known. We do not presently know whether our revised plan will actually result in increased reclamation and restoration costs at Troy, although it is probable that it will. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production, and in the case of Troy, could include provisions requiring us to perpetually treat all of the discharged water from the mine. These factors could result in the imposition of a higher performance bond. Further, our reclamation and restoration liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the amount of the bond would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on its financial condition.

              We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over three years and have not yet attained a significant level of earnings. In 2007, we earned approximately $0.9 million on revenues of approximately $39 million. In 2006, we incurred a loss of approximately $1.7 million on revenues of approximately $31.4 million, and in 2005 we incurred a loss of approximately $2.9 million on revenues of approximately $21.1 million. Our losses in 2006 and 2005 were partially attributable to the fact that production levels at Troy have not attained projected levels due to geotechnical problems, a shortage of skilled employees, problems in obtaining necessary repair parts for its equipment, and other factors common to underground hard rock mining operations. This ongoing shortfall in production has resulted in higher than anticipated operating costs. All of this is against the backdrop of higher than average copper and silver prices.

              We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2007, we had working capital of approximately $10.2 million, which may not be sufficient to meet our planned business objectives. Management recognizes that the Company will need to generate additional financial resources in order to meet these objectives. If the Company is not able to generate positive cash flows and profits or obtain adequate additional financing, it will be required to curtail operations and exploration activities. Furthermore, its inability to continue as a going concern would require it to restate its assets and liabilities on a liquidation basis, which could differ significantly from the going concern basis.

              We presently do not have the financial resources to develop Rock Creek. At December 31, 2007 we had cash and cash equivalents and short term investments of approximately $18 million. Although we believe we may have sufficient cash to fund our evaluation program at Rock Creek, we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $300 to $350 million and could change materially.

              Our financial obligations to Kennecott are substantial. We incurred significant financial obligations to Kennecott in conjunction with our purchase of Troy and Rock Creek. At December 31, 2007, Revett Silver’s loan payable to Kennecott totaled $6.2 million, inclusive of accrued interest. Revett Minerals acquired this debt from Kennecott on February 21, 2008. In addition, the original purchase agreement with Kennecott gives Kennecott the right to exchange the 2,250,000 shares of Revett Silver common stock that it owns for a two percent net smelter return royalty from the sale of metals extracted from a defined portion of the Rock Creek project. This royalty obligation would commence the date the project achieves an 80 percent production rate and would continue until Kennecott has received payments, adjusted for inflation, of $8,000,000.

              The Rock Creek mineral resources are not equivalent to reserves. This report includes information concerning our estimated size of the mineral resource at Rock Creek and the amount of ore that may be produced from the project were it to be developed. Since no ore has been produced from Rock Creek, these estimates are preliminary in nature. And although we believe these amounts are significant, it does not mean the mineral resource can be economically mined. A mineral resource is not equivalent to a commercially mineable ore body or “proven reserves” or “probable reserves” under standards promulgated by the United States Securities and Exchange Commission (the “SEC”), principally because they are less certain and not necessarily amenable to economic development. We will not be able to determine whether Rock Creek contains a commercially mineable ore body until our evaluation program has been completed and we have obtained a final, economic and technical feasibility study that will include an analysis of the amount of ore that can be economically produced under then-prevailing market conditions. Investors are cautioned not to assume that our mineral resource estimates for Rock Creek will ever be converted into reserves.

              Non-U.S. persons owning our stock could be subject to U.S. taxes if we are treated as a United States company. Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, under certain instances, a non-U.S. corporation such as Revett Minerals could be treated as a U.S corporation for U.S. tax purposes. A consequence of this treatment for non-U.S. persons owning common stock of such a corporation is that they could be subject to U.S. tax on any gain they receive from the sale of such stock unless they qualify for a statutory exemption. Were these to occur, it is unlikely that this potential U.S. tax liability would be credited against the shareholder’s tax liability in his or her country of domicile, meaning that the shareholder would likely suffer double taxation on any such gain. Management does not believe Revett Minerals will be treated as a U.S. corporation for tax purposes, but cannot offer any assurance that such treatment would not occur. There is presently uncertainty surrounding the interpretation of Section 7874. The Internal Revenue Service could challenge Revett Minerals’ interpretation of the guidance that has been provided to date, or it could write implementing regulations that differ from that guidance.

              We could be treated as a passive foreign income company for tax purposes. Section 1297 of the Code provides that a foreign corporation such as Revett Minerals may be a passive foreign investment company (“PFIC”) if (a) 75% or more of its gross income is passive income or (b) the average percentage of the corporation’s assets (by value) held by it during the taxable year that produce passive income or are held for the production of passive income is at least 50%. (For purposes of Section 1297, “passive income” could include income derived by Revett Minerals from the operations of its majority-owned Revett Silver subsidiary.) If a U.S. taxpayer shareholder receives an “excess distribution” from a PFIC, that distribution is generally subject to an interest charge unless the shareholder has elected to treat its interest in the corporation as an interest in a “qualified electing fund” or “QEF”, or makes an election to mark to market his or her PFIC stock at the close of each taxable year. An “excess distribution” for purposes of Section 1297 and regulations promulgated there-under is the amount of any current distribution that exceeds the normal level of a PFIC’s distributions. The purpose of the interest charge is to enable a recapture of the benefit of any U.S. income tax deferral to a U.S. shareholder while the investment income (presumably untaxed) was accumulated by the foreign investment company.

              There are other formidable risks to mining. We are subject to all of the risks inherent in the mining industry, including industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, surface subsidence, flooding, power disruptions and periodic interruptions due to inclement weather. These risks could result in damage to or destruction of its mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. We do not maintain insurance covering environmental or other catastrophic liabilities, and we do not expect to procure such insurance unless and until it is economically feasible to do so. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is generally not available. In addition, we are subject to competition for new minerals properties, management and skilled miners from other mining companies, many of which have significantly greater resources than we do. We also have no control over changes in governmental regulation of mining activities, the speculative nature of mineral exploration and development, operating hazards, fluctuating metals prices, and inflation and other economic conditions.

              Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as inflation, the strength of the United States dollar relative to foreign currencies, global and regional demand, commodity funds and speculators and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices fluctuated from a low of $0.71 per pound in 2002 to a high of $3.23 per pound in 2007, and world average annual silver prices fluctuated from a low of $3.95 per ounce in 1992 to a high of $13.38 per ounce in 2007.

              Currency fluctuations will affect our competitiveness. The price of copper and silver are denominated in U.S. dollars even though most production originates in countries whose currencies are independently valued. Fluctuations in the value of the U.S. dollar relative to the values of these host country currencies could affect the competitiveness of our operations.

Item 1B. Unresolved Staff Comments.

              The Company is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 of the Exchange Act, nor a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Item 2. Properties.

              Our Purchase Agreements with ASARCO and Kennecott. Revett Silver acquired Troy and Rock Creek from ASARCO and Kennecott in October 1999 and February 2000, respectively. Revett Silver holds Troy through its Genesis, Inc. wholly-owned subsidiary and it holds Rock Creek through its wholly-owned RC Resources Inc. subsidiary. The Troy and Rock Creek ore bodies and claims had been owned by Kennecott and leased to ASARCO on terms that gave Kennecott a 25 percent net profits interest in the projects. The mine and plant improvements were owned by ASARCO.

              The ASARCO Purchase Agreement. Revett Silver acquired ASARCO’s Troy and Rock Creek assets in exchange for the following: the assumption of reclamation liabilities relating primarily to Troy; a cash payment of $1,000,000; the execution and delivery of a $10,000,000 promissory note; one million stock purchase warrants exercisable at $4.00 per share through December 31, 2003; a promise to issue ASARCO two million shares of common stock on or before October 14, 2001; and a guarantee that the aggregate price of the two million shares would be at least $9,000,000 as of the date the shares were issued, failing which we would pay ASARCO the difference in cash or by giving it additional shares of our stock.

              Revett Silver and ASARCO amended their agreement in July 2002 to allow for the immediate issue of the two million shares, to extinguish the share price guarantee, and to replace the note with a production debt obligation. The shares were issued in July 2002. The principal amount of the cash payment obligation to ASARCO was $10,000,000, plus an adjustment amount determined by applying a four percent (4%) discount rate, so that principal was stated in “1999 dollars.” The obligation was payable in semi-annual installments over the life of Rock Creek, commencing in the second full year of commercial production from the project. Revett Silver was obligated to pay a minimum of $1,500,000 per year beginning in 2014 if it had not then commenced production at Rock Creek. In May 2004, Revett Silver and ASARCO again amended their agreement to terminate and cancel the production debt obligation in exchange for Revett Silver’s issuance of 3,000,000 additional shares of common stock to ASARCO.

              The Kennecott Purchase Agreement. Revett Silver acquired Kennecott’s mineral property interests in the Troy mine and the Rock Creek project in February 2000, thereby eliminating Kennecott’s 25 percent net profits interest and giving Revett Silver complete ownership of the assets. Revett Silver gave Kennecott a $5,000,000 promissory note and 2,250,000 shares of its common stock as consideration for these mineral interests. As was the case with ASARCO, Revett Silver also guaranteed that Kennecott’s shares would have a certain value—in its case, $10,125,000—on or before October 14, 2001 and increasing annually through October 14, 2004, failing which it would pay Kennecott the difference in cash or in stock. Revett Silver and Kennecott amended their agreement February 2003 to eliminate the stock price guarantee. The amendment also gave Kennecott an option, exercisable the later of December 31, 2015 or one year after the Rock Creek Project achieves an 80 percent production rate, to exchange its 2,250,000 shares for a two percent net smelter return royalty from the sale of metals extracted from a defined portion of the project. Were Kennecott to elect to make the exchange, our obligation to pay the royalty would continue until it had received payments of $8,000,000, as adjusted for inflation. The promissory note given to Kennecott had an interest rate equal to one percent over the prime rate in effect on the last day of the preceding quarter, and was to have matured on February 21, 2008. Revett Minerals purchased the note from Kennecott on February 21, 2008.

              Troy. The Troy mine is located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy. ASARCO developed the mine and operated it from 1981 until April 1993, when low metals prices forced it to suspend production and put the mine on care and maintenance status. Prior to being shut down it was one of the largest silver mines in the United States and also a significant producer of copper. Revett Silver acquired the mining claims and improvements comprising Troy from ASARCO and Kennecott in 1999 and 2000, and reopened the mine and commenced commercial production in December 2004 at a cost of approximately $8.0 million.

              The following information concerning Troy (other than the information concerning our historical operating results and resource and reserve estimates) is derived in substantial part from a technical report dated August 14, 2004, as amended as of January 27, 2005 prepared at the Company’s request by SRK Consulting (“SRK”) of Toronto, Ontario (the “Troy Report”). The Troy Report was authored by Ken Reipas and Dr. Jean-Francoise Couture, each of whom is a “qualified person” within the meaning of National Instrument 43-101 adopted by the Canadian provincial securities regulatory authorities.

              Mining Claims. The Troy mining claims comprise 24 patented lode-mining claims and approximately 188 unpatented lode-mining claims, all of which are located on federal lands administered by the Forest Service, and all of which are in good standing. The Troy mine claims and operating permit area comprise an area of approximately 2,752 acres. The claims consist of the Ape 1 to 104 and 200, COG 73, 74 and 93 to 96, Daniel Lee 1 to 26 and 58, Beagle 1 to 98, Steboma 98 to 118, Harland G, Hazel, Slide, Morningstar and Slide Mine 1 and 3. Annual maintenance fees are $125 per unpatented claim, which are payable in cash or through demonstrated assessment work.

              Physiography, Climate and Infrastructure. The Cabinet Mountains form a northwest-trending mountain range of rugged relief. Maximum relief in the project area is about 5,500 feet. The highest elevation in the area is Mount Vernon, with an elevation of 5,580 feet, and the lowest elevation is along Bull Lake and Lake Creek, where the elevation is approximately 2,370 feet. The area’s topography was modeled by the underlying rock types and structural features. Rocks in the area are relatively competent and resistant to erosion. The talus slopes and hogback ridges are usually formed by the more weather resistant quartzite and limestone rocks.

              The major land-forming features were created by the Rocky Mountain uplift that was active approximately 60 million years ago, and were subsequently modified by shifts in the earth’s crust, alpine glaciation and alluvial deposits. Topography in the project area has been influenced by Pleistocene-age glaciation. In the northern part of the project area, Pleistocene alpine glaciers carved the landscape into a series of cirques, and horns characterized by nearly vertical cliffs, ledges, steep colluvial slopes, and talus fields. Pleistocene-age glaciation scoured some lower elevation areas, and created a veneer of glacial deposits. Glacial lake bed deposits, silt and clay accumulations approximately 1,000 feet in thickness were deposited in the low-elevation drainages.

              The climate of the mine area is characterized by a combination of Pacific maritime and continental climates. The maritime influences are strongest in the winter when relatively warm, moist air from the Pacific Ocean is cooled as it is lifted over the mountains and mixes with colder Arctic air moving south. This results in snowfall with significant accumulations in the higher elevations. Continental influences are more prevalent in the summer with thundershowers during May and June followed by hot, dry weather into mid-September. Annual precipitation totals vary from about 30 inches along the Clark Fork River valley to about 80 inches at the highest elevations in the Cabinet Mountains. Temperatures in the area are moderate. During the summer months, minimum night-time temperatures are in the 50 to 60 degrees Fahrenheit range. Winter cold waves occur, but mild weather is more common. The long-term annual average temperature at the Trout Creek Ranger Station, which is in close proximity to the Troy mine, is about 45 degrees Fahrenheit. The warmest month, July, averages 65 degrees Fahrenheit and the coldest month, January, averages 24 degrees Fahrenheit.

              Lincoln County is sparsely inhabited, with several rural communities. The local economy is based primarily on agriculture and tourism, and, to a lesser extent, logging and the production of wood products. Libby, the county seat, is located approximately 32 miles northeast of the Troy mine. The mine site is serviced by Montana Highway 56, a paved all-weather road connecting Highway 200 to Highway 2, and by an active railway line that parallels Highway 200 and Highway 2. The mine is connected to the local power grid.

              The Troy mine has a complete supporting infrastructure consisting of a paved access road, office building, electrical supply and water supply, mine dry, a surface maintenance shop and warehouse, access adits to the mine for personnel and ore transport, a fleet of new and used mobile equipment, an underground crusher and conveyor system to surface, main ventilation fans, a processing plant, and a tailings storage facility. Copper concentrate from the mine is transported by truck to a rail storage facility in Libby and is then shipped by rail to a copper smelter.

              History. The Cabinet Mountains area has undergone sporadic exploration and mining dating back to the discovery of placer gold along Libby Creek during the 1860s. Subsequent exploration during the 1880’s and 1890’s resulted in the discovery of numerous small mineral deposits which sustained very short-lived small operations. These operations did not result in any significant production.

              Several small mineral occurrences were found during the 1920’s and 1930’s in the vicinity of the Troy mine area. A few short tunnels and underground workings were developed mostly on northwest-striking copper/silver/gold quartz veins associated with northwest-trending faults zones that are abundant in this region. These workings were limited in size and generated very little production. There are no other active mines within the area.

              During the 1960’s through the early 1980’s three major copper-silver deposits—the Spar Lake (Troy), Rock Creek and Rock Lake (Montanore) deposits—and numerous smaller deposits were discovered within the Revett Formation inside a narrow belt extending from the Coeur d’Alene Mining District northward to the Kootenai River area.

              Geological Setting. The geology of the general area is characterized by a thick sedimentary Proterozoic sequence comprising four major conformable groups: the Lower Belt Group, the Ravalli Group, the Middle Belt Carbonate Group and the Missoula Group. The Troy deposit is found within the Ravalli Group, which consists of the Revett, St. Regis, Empire and Helena formations.

              These formations represent mature, clastic sandstones of varying thicknesses with the sulphide mineralization being stratabound and disseminated. Copper and silver mineralization occurs throughout the Revett Formation, which is more than 2,000 feet thick in places. However, “economic” concentrations occur within three distinct stratigraphically adjacent quartzite subunits, the Lower, Middle and Upper Quartzite subunits, located within the Upper Member of the Revett Formation.

              The enveloping surface of the stratiform deposit measures approximately 7,500 feet long by 1,800 feet wide and is ranges between 30 to 60 feet thick. Each quartzite subunit delimits the top and bottom of individual mineralized zones. In the vicinity of the mine, the stratigraphy is generally flat with a shallow dip of four degrees.

              Mineralization. Three main mineralization events are present within the Belt Supergroup in the Troy area. Base and precious metals vein mineralization related to Cretaceous to early Tertiary felsic plutons is found in intrusions in highly folded and faulted rocks in the central and northern portions of the Cabinet Mountains, and vein mineralization related to Precambrian igneous rocks is found in intrusions in the Wallace, Burke and Prichard Formations in the Ten Lakes area northeast of the Cabinet Mountains.

              The most distinctive and more economically significant metallic mineralization is associated with sulphide dissemination occurring within selected portions of the Precambrian Belt Supergroup, and more specifically within the Revett Formation. This group of mineralization referred to as stratabound disseminated copper deposits are interpreted to result from the migration of hydrothermal solutions through unconsolidated porous sediments prior to or during diagenesis.

              Although copper mineralization occurs throughout the Belt Supergroup, except in the Prichard Formation, it occurs predominantly within the Revett Formation. This class of copper and silver deposit has been the subject of considerable research in order to understand its genesis and determine the fundamental controls on the ore distribution. The deposits of the Revett Formation are all very similar, exhibiting consistent lateral metal and mineral zones that suggest primary ore-forming processes.

              Important genetic factors include the paleo-environment of the sedimentary basins including local variation in mineralogy and porosity within the favourable units; the diagenesis process, including burial depth and timing of burial; lithification and silicification; and possible structural faulting that provided conduits for the remobilization of the metals. Cretaceous faulting has dissected the Precambrian stratigraphy and their hosted mineral deposits, resulting in the fragmentation of the stratabound mineralization into isolated deposits. Post-diagenetic processes such as faulting and folding have locally remobilized metals into structural sites. The extent and economic significance of this remobilization has not been documented.

              Copper and silver mineralization occurs in distinct beds within the Revett Formation that are more than 2,000 feet thick. Economic concentrations occur within three distinct stratigraphically adjacent quartzite subunits (the Lower, Middle and Upper Quartzite subunits) located within the Upper Member of the Revett Formation. The enveloping surface of the stratiform Troy deposit is approximately 7,500 feet long and 1,800 feet wide, and has a thickness ranging between 30 to approximately 60 feet. Each quartzite subunit delimits the top and bottom of individual mineralized zones. In the vicinity of the mine, the stratigraphy is generally flat with very low amplitude undulations imparting sedimentary units with gentle dips of less than fifteen to twenty degrees.

              The Troy deposit has been subdivided into three separate mining areas, the North ore body (“NOB”), the South ore body (“SOB”) and the East ore body (“EOB”), and is constrained by two styles of faults. The northwest trending faults tend to be brittle-ductile structures with common clay gouge infill and are exemplified by the East Fault, which forms the eastern boundary of the NOB and SOB. The East Fault displays a close spatial relationship with the copper-silver mineralization and is known to host higher grade stockwork and sulphide veins. It is not known whether these sulphides represent hypogene mineralization or local remobilization of stratabound disseminated mineralization. The second type of faults is late brittle and generally open faults with sandy infill, and are exemplified by the Cross Fault. These faults trend east-northeast to east-southeast, have steep southerly dips, and are late structures that offset the mineralized sedimentary units.

              The NOB and SOB are hosted in the Lower and Middle Quartzite subunits, and the EOB is hosted in the Middle and Upper Quartzite subunits. The East Fault represents the eastern boundary of the NOB and SOB. The Cross Fault separates the NOB from the SOB, and the South Fault delineates the southern margin of the SOB. The Cross Fault offsets the East Fault. All of the other lateral ore boundaries are assay delimitated and do not represent hard geological surfaces. No economic copper and silver mineralization has been delineated in the Upper Quartzite subunit west of the East Fault, nor in the Lower Quartzite subunit east of the East Fault.

              Copper and silver mineralization occurs in sulphide and oxide minerals developed in quartzite. Sulphides and oxides occur as fine-grained disseminations and millimetre to centimetre-scale rounded aggregates in quartzite beds, layer-parallel veinlets and replacement of silty interbeds and several sets of narrow veins and veinlets. Sulphide and oxide bearing veins occur into two distinct sets. The dominant vein set consists of narrow quartz-rich veinlets generally perpendicular to bedding. Subordinate veins trend sub-parallel to the bedding.

              Exploration.

              1963 to 1973. Exploration of the Troy area began in the early 1960s, when Bear Creek Mining Company, a subsidiary of Kennecott Copper Corporation (“BCMC”), conducted a regional reconnaissance program in search of stratiform copper deposits in western Montana. In 1963, BCMC’s chip sampling of outcrops on the south fork of Stanley Creek yielded discoveries of copper and silver mineralization in quartzite beds within the top 250 feet of the Revett Formation. This was followed by borehole drilling on the northern slope of Mount Vernon, which intersected 60 feet of copper-silver mineralization associated with one quartzite unit. Later drilling between 1964 and 1968 resulted in the delineation of the Troy deposit. By the end of 1971, BCMC had drilled a total of 112 boreholes totalling approximately 101,000 feet.

              In 1967 and 1968, BCMC drove two exploration adits comprising approximately 7,000 feet of underground development to further evaluate the Troy deposit. It also drilled an additional 74 underground boreholes comprising 14,722 feet, and drove two winzes through the copper-silver mineralization to verify the borehole data and collect bulk samples for metallurgical testing.

              1973 to 1999. In 1973, ASARCO leased the Troy project from Kennecott and began developing the mine. Production commenced in August 1981. Initial reserves were estimated at approximately 64 million tons grading an average of 0.76 percent copper and 1.58 troy ounces of silver per ton. ASARCO operated the mine for the next twelve years, producing an average rate of 8,500 tons of ore per day, or approximately 4.2 million ounces of silver and 18,000 tons of copper per year. Total production from the mine during this period was approximately 190,000 tons of copper and 44.4 million ounces of silver. ASARCO placed the mine on care and maintenance in 1993.

              1999 to Present. Revett Silver acquired Troy from ASARCO and Kennecott through a series of related transactions in late 1999 and early 2000. The mine and mill complex remained under care and maintenance until January 2005, when Revett Silver resumed production. During the first quarter of 2004, eight boreholes were drilled to validate historical drilling data in the EOB area. Additional evaluative work conducted during 2007 resulted in the discovery of additional mineralization in the B and C beds. Revett Silver has produced approximately 26.0 million pounds of copper and approximately 3.1 million ounces of silver from the mine during the three-year period ended December 31, 2007.

              Mineral Resource and Mineral Reserve Estimates. Measured resources are resources for which (a) the quantity has been computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and geologic character is so well defined that size, shape, depth and mineral content are well-established. Indicated resources (also referred to as probable resources or reserves) are resources for which the quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart.

              The following table sets forth information concerning Troy’s estimated measured and indicated mineral resources at December 31, 2007. These estimates are based on a polygonal Acad® model of a global estimate of the resources in the Middle Quartzite in the NOB and SOB provided by Revett Silver and audited by SRK, supplemented by a reconciliation of historical mine information, an analysis of assay data provided to SRK, and, with respect to the mineral resources for EOB, the incorporation of 2004 drill data. The polygonal model is the same model that ASARCO used during its operation of the Troy mine, the results of which were validated by mill reconciliation data. The estimate of mineral resources is based on a net smelter return cut-off grade of $18.86 per ton. United States investors are cautioned that the terms “measured mineral resources” and “indicated mineral resources” are not recognized by the SEC. The estimation of measured mineral resources and indicated mineral resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. United States investors are further cautioned not to assume that mineral resources in these categories will be converted into reserves.

Troy Estimated Mineral Resources

Category	Silver (ounces per ton)	Copper (percentage)	Tons (in millions)
Measured	1.45	0.72	39.0
Indicated	1.08	0.47	20.3
Averages and total	1.32	0.63	59.3

              The following table sets forth information concerning Troy’s proven and probable reserves at December 31, 2007 derived from the weighted averages of the grades of the polygons intersecting the mineable solid areas. Other criteria such as geotechnical constraints, dilution, and a mine call factor on copper grades were then applied to arrive at the reserve estimates. The reserves stated are net of and included all losses for mine dilution and mine recovery and planned geotechnical constraints. The metallurgical recoveries used were 87% for silver and 86% for copper. The mineable reserve base was recreated through the determination of remaining solids and the estimated recovery of these solids from the mine plan developed by the polygon estimation method. The original reserve estimate was reconciled to the actual mined reserves done by ASARCO over the 10 year operating period. Reserves were developed using a NSR cut-off per ton of US $18.86.

Troy Estimated Mineral Reserves

Category	Silver (ounces per ton)	Copper (percentage)	Tons (in millions)
Proven	1.34	0.68	3.8
Probable	1.12	0.48	9.4
Averages and total	1.18	0.54	13.2

              Mining and Processing. Revett Silver extracts ore from the Troy mine using the “room and pillar” method, which is similar to the method used by ASARCO when it operated the mine. The method uses no back fill and results in very little waste. Drilling and blasting are performed at the face using jumbo and bench drills. The ore is then loaded onto 55-ton trucks using 8 cubic yard front end loaders and hauled from the muck pile to an underground crusher, which crushes the ore to minus eight inches. The crushed material is then conveyed to the surface and stored in a fine ore bin located at the mill. Mining conditions at Troy are generally good, although pillar orientations and sizes sometimes have to be modified in localized areas of the mine for safety reasons, particularly in the upper portions of the EOB. These stability issues could affect the costs of production and the ultimate extraction of ore.

              The Troy mill uses standard crushing, grinding and flotation technology to produce a copper concentrate that includes significant amounts of silver. Crushed material is first fed to secondary (standard cone) and tertiary (short head cone) crushing circuits, where it is crushed to one-half inch. From there, the ore is sent to two parallel ball mills, where it is ground to 80% minus 120 microns in closed circuit with a cyclone nest. The cyclone overflow is then sent to the flotation unit, where the copper concentrate is produced. The concentrate is then dewatered and prepared for shipment by rail to an off-site smelter, where it is further refined. The mill currently operates seven days per week.

              The Troy mill historically processed ore at a rate of approximately 8,500 tons per day and has achieved average recoveries of 86% for copper and 87% for silver. During 2007, the mill processed 3,037 tons of ore per day, which was less than the planned throughput of approximately 4,200 tons per day, but still approximately 17% more mill throughput 15 than was achieved in 2006. The shortfall in production during the year resulted primarily from a temporary suspension in mining and milling activities resulting from the July 30, 2007 isolated rock fall in the East Ore Body of the Troy mine, a shortage of experienced underground production drillers, and delays in obtaining repair parts for equipment.

              Mine Reclamation Plan. Revett Silver is obligated under its purchase agreement with ASARCO to indemnify and hold ASARCO harmless from all of the liabilities associated with the reclamation and closure obligations at the Troy mine. During 2002, the DEQ notified Revett Silver that it might seek to double the amount of the performance bond for the mine (to approximately $20.2 million). At December 31, 2007 the performance bond amount was $12.6 million. The Company is presently conducting water quality studies at the mine and working with the DEQ and the Forest Service on a revised reclamation plan, which, once accepted, may dictate a further adjustment of the amount of the performance bond. A key issue involving Troy’s reclamation and remediation is whether water discharges from the mine will have to be treated into perpetuity, even though there is presently no evidence of acid rock drainage nor any evidence of the mobilization of other deleterious constituents at the mine site. Another issue is whether the Company must prepare and file an EIS in conjunction with the agencies’ review of its revised reclamation plan. At December 31, 2007, Revett Silver had accrued a $7.1 million liability relating to its reclamation and remediation obligations at Troy.

              Rock Creek. Rock Creek is an undeveloped, exploration-stage copper and silver ore deposit located adjacent to and beneath the Cabinet Mountain Wilderness Area. BCMC discovered the mineralization in 1963, and from 1966 to 1984, Kennecott and ASARCO completed over 120 diamond drill holes in the area to delineate the size of the deposit and enable it to patent the claims covering the ore body.

              The following information concerning Rock Creek is derived in substantial part from a technical report dated May 7, 2004, as amended January 27, 2005 prepared at the Company’s request by SRK (the “Rock Creek Report”). The Rock Creek Report was authored by Jean-Francoise Couture, who is a “qualified person” within the meaning of National Instrument 43-101 adopted by the Canadian provincial securities regulatory authorities.

              Mining Claims. The project comprises 99 patented lode-mining claims, approximately 463 unpatented lode-mining claims arranged in seven claims groups, and five tunnel site claims, all of which are located on federal lands administered by the Forest Service. The patented claims were legally surveyed in 1983 and occupy an area of approximately 1,809 acres. The claims consist of the CUR 55 to 133, the Lynn 1 to 65, the Lynn 500 to 503, the Rock Creek 547 to 631, the Cab1 to 5 (which are tunnel site claims), the Cur 29AM to 56AM, the Wynn 1 to 76, the CG24 to 71, the Lynn 94 to 260, the L 261to 329, and the Rock 501 to 561 claims (which are mill site claims). Patented claims lying within the Cabinet Mountain Wilderness Area cover mineral rights only; claims lying outside the wilderness area cover both mineral and surface rights. The currently delineated copper and silver resource is contained within the patented claims. Revett Silver also owns approximately 754 acres of private land within the Rock Creek project area. Annual maintenance fees are $125 per unpatented claim and are payable in cash or through demonstrated assessment work. All of the mining claims are in good standing.

              Physiography, Climate and Infrastructure. Rock Creek is located in the southeast portion of the Cabinet Mountains, north of the Clark Fork River. The Cabinet Mountains form a northwest-trending mountain range of rugged relief. Maximum relief in the project area is about 5,500 feet. The highest elevation in the Rock Creek project area is Saint Paul Peak, at 7,714 feet, and the lowest elevation is along the Clark Fork River near its confluence with Rock Creek, at approximately 2,200 feet.

              The area’s topography was shaped by the underlying rock types and structural features. Rocks in the area are relatively competent and resistant to erosion. The talus slopes and hogback ridges are usually formed by the more weather resistant quartzite and limestone rocks. The major land-forming features were created by the Rocky Mountain uplift that was active approximately 60 million years ago, and subsequently modified by shifts in the earth’s crust, alpine glaciation and alluvial deposits.

              Topography in the project area has been influenced by Pleistocene-age glaciation. In the northern part of the project area, Pleistocene alpine glaciers carved the landscape into a series of cirques, and horns characterized by nearly vertical cliffs, ledges, steep colluvial slopes and talus fields. The high peaks of the area, Saint Paul Peak, Rock Peak and Elephant Peak, are glacial horns, formed by the headword erosion of the glaciers. Small-to-moderate-sized lakes or tarns, such as Copper Lake and Cliff Lake, have formed in the glacial cirque basins. Pleistocene-age glaciation scoured some lower elevation areas, and created a veneer of glacial deposits. Glacial lakebed deposits, silt and clay accumulations approximately 300 meters in thickness were deposited in low-elevation drainages. Melt-waters from glaciers in the upper part of the project area carried large amounts of excavated rock debris into Rock Creek, filling portions of the valley bottom. Relic terraces of the former valley bottom are exposed as higher-level benches along lower Rock Creek. In many areas the creek has since down-cut into the valley fill.

              The climate of the Rock Creek project area is very similar to that at Troy. (See the section of this report entitled “Troy – Physiography, Climate and Infrastructure”)

              Rock Creek is located in Sanders County, Montana, approximately five miles northeast of the town of Noxon. Sanders County is sparsely inhabited, with several rural communities. As at Troy, the local economy is based primarily agriculture and tourism, and, to a lesser extent, logging and the production of wood products. Thompson Falls, the county seat, is located approximately 37 miles southeast of Noxon, along Montana Highway 200. Sanders County is serviced by Montana Highway 200, a paved, all-weather road connecting Sandpoint, Idaho to Ravilli, Montana. An active railway line parallels Highway 200. Electrical service is available throughout the area.

              History. Like Troy, the history of exploration at Rock Creek dates back to the discovery of placer gold along Libby Creek during the 1860s and continues through the discovery in the 1960’s through the early 1980’s of three major copper-silver deposits—the Spar Lake (Troy), Rock Creek and Rock Lake (Montanore) deposits—and numerous smaller deposits within the Revett Formation inside a narrow belt extending from the Coeur d’Alene Mining District northward to the Kootenai River area.

              The Rock Lake (Montanore) deposit was discovered by U.S. Borax Company in 1983, and is located a few kilometres east of the Rock Creek deposit. Lateral extensions of the Rock Creek deposit were tested by U.S. Borax and resulted in the delineation of three small deposits, Rock Peak, Horizon Basin and Copper Gulch, which are laterally contiguous to Rock Creek. Revett Silver acquired the claims overlying these deposits from Kennecott in early 2000, but has no present plans to develop these satellite deposits.

              During the 1980s, the Kootenai National Forest commissioned a long-term planning study of active and proposed mineral activities in the area. As part of the study, the U.S. Geological Survey and the U.S. Department of Interior commissioned two reports examining copper and silver resources in the Revett Formation on lands lying within in the national forest. The studies demonstrated the existence of significant undiscovered copper and silver resources in the area, and the economic benefits associated with their development.

              Geological Setting. Like Troy, the geology of the Rock Creek area is characterized by a thick sedimentary Proterozoic sequence comprising four major conformable groups: the Lower Belt Group, the Ravalli Group, the Middle Belt Carbonate Group and the Missoula Group. In the Rock Creek area, the Lower Belt Group is represented by the Prichard Formation.

              The Ravalli Group is subdivided into three formations—these being, from oldest to youngest, the Burke Formation, the Revett Formation and St. Regis Formation. The Burke Formation is comprised primarily of siltites. Its contact with the underlying Prichard Formation is gradational. The Revett Formation is a north- and east-thinning wedge of quartzite, siltite and argillite. In the Cabinet Mountains area the Revett Formation has been informally subdivided into three members: the Lower Member, the Middle Member and the Upper Member. The Lower and Upper Members are dominated by quartzites with interbedded siltite and argillite, and the Middle Member comprises siltite with interbedded argillite and quartzite. The St. Regis Formation is predominantly silty argillite and argilitic siltite.

              The Revett Formation is host to distinctive and economically significant stratabound disseminated copper-silver deposits that have been interpreted as resulting from the migration of hydrothermal solutions through unconsolidated porous sediments prior to or during diagenesis. The deposit ranges in thickness from six feet to 235 feet near the Copper Lake Fault. The average thickness is approximately 27 feet. The deposit is dissected by two faults, the Copper Lake Fault and the Moran Fault, which form the boundaries between three resource blocks that were delineated by ASARCO in the 1970s.

              Exploration.

              1963 to 1972. The first indications of copper mineralization within the Rock Creek project area were discovered during a reconnaissance geological mapping program carried out by BCMC within the Belt Supergroup in 1963. Malachite staining associated with quartzite units was discovered on an outcrop on the east face of Rock Peak. During the summers of 1964 and 1965, the copper and silver mineralization was traced laterally into the North Fork area over a distance of approximately three miles along the Rock Creek drainage. A large property was staked by BCMC and the first borehole was drilled in 1966. Between 1966 and 1973, BCMC drilled a total of 10 vertical boreholes on the south slopes of Rock Peak totalling approximately 3,444 meters in length. Based on these results, BCMC staked a total of 143 claims. In September 1972, 101 of these claims were allowed to lapse, resulting in 41 claims, which were known as the “Cur Claims”.

              1973 to 1999. In 1973, ASARCO entered into an agreement with BCMC to acquire the Cur Claims within the Rock Creek project area. Seven additional claims were added by ASARCO in 1974, and in 1978 an additional 84 claims were staked, increasing the project area to 132 claims. A borehole drilled mainly for assessment work and reconnaissance mapping during this period revealed additional copper-bearing outcrops on the east fork of the Bull River, suggesting that the copper and silver mineralization extended north of the area initially drilled by BCMC.

              ASARCO resumed diamond drilling in the area in 1979, successfully tracing the copper-silver mineralization northward from the initial BCMC discovery. An additional 17 claims were staked that year, bringing the total number of claims on the project to 149. Based on these drilling results, ASARCO initiated an aggressive drilling program. Ten holes drilled in 1980 extended the copper-silver mineralization on the northern slopes of Rock Peak and resulted in the staking of ten additional claims. A ground grid system was established over the project with a base station on Chicago Peak. The perimeter of the 76 claims was also surveyed.

              In 1981, two unfinished holes were completed and 26 additional holes were drilled, mainly as infill between previous holes. An additional 21 holes were drilled in 1982, including five short small-sized holes near outcropping mineralization on the east margin of the property in order to recover copper-silver mineralization intersections on as many claims as possible. An induced polarisation survey was completed over twelve surveyed lines. During this period the U.S. Forest Service initiated comprehensive verification audits of drilling results. This verification included monitoring core recovery at the drill site, geological description, core photography and representative sampling of mineralization intersection. In 1983, 47 additional boreholes were completed, mostly to test the lateral extensions of the known mineralization.

              Between 1979 and 1983, ASARCO drilled a total of 111 boreholes comprising approximately 33,750 meters on the Rock Creek project. This work delineated copper-silver mineralization extending over a surface area measuring approximately 4,300 metres by 1,200 metres. According to the final exploration report prepared by ASARCO in 1989, this deposit contained a mineral resource estimated at 143.76 million tons grading an average of 0.68 percent copper and 1.65 ounces of silver per ton. The resource estimate was prepared by polygonal method using 107 drill intercepts from 94 boreholes over a minimum four-foot thickness, and was based on a copper price of $1 per pound, a silver price of $7 per ounce, and net smelter return cut-off grade of $10 per ton. Using a sixteen-foot minimum width, ASARCO estimated the ore reserves at 136.6 million tons grading 0.74 percent copper and 1.67 ounces per ton silver. The Company has not undertaken any independent investigation of these estimates nor has it independently analyzed the previous work in order to verify classifications. The Company believes these historical estimates are relevant to its continued exploration and evaluation activities, even though they posit nothing more than a conceptual understanding of the size of the potential resource at Rock Creek.

              ASARCO commissioned preliminary conceptual engineering design studies for 10,000 tons per day mine and mill complex and initiated permitting for the project. Three pilot boreholes were drilled along potential access tunnels for an evaluation tunnel. In 1987, ASARCO submitted a plan of operation to the U.S. Forest Service and the Montana Department of State Lands (now DEQ). A draft environmental impact statement was submitted in July 1995 and a supplemental draft environmental impact statement was submitted in January 1998.

              1999 to Present. Revett Silver acquired Rock Creek from ASARCO and Kennecott in a series of related transactions in 1999 and 2000, following which it began pursuit of an operating permit for the project. In August 2001, the U.S. Forest Service and the Montana DEQ issued a final environmental impact statement for the project, and in June 2003 the Forest Service issued a record of decision approving the Company’s proposed plan of operation. Several regional and national environmental organizations subsequently appealed the administrative decision and the environmental impact statement on which it was based, contending that the project would adversely affect air and water quality and threatened species, that the decision and the environmental impact statement were based on insufficient information, and that they violated a number of federal statutes and regulations, including ESA, the National Forest Management Act, and the Wilderness Act. This appeal was resolved in the Company’s favor in September 2003, but is now being further challenged in federal district court. In addition, many of the same environmental organizations that challenged the Forest Service’s record of decision, joined by other organizations, filed an appeal in federal district court in July 2003 challenging the USFWS’s May 2003 biological opinion, which concluded that the Rock Creek development would not jeopardize the continued existence of grizzly bears or bull trout, both of which are listed as threatened species under the ESA. In March 2005 the court set aside and remanded the biological opinion, and in October 2006, the USFWS issued a revised biological opinion, reconfirming the conclusions reached in its earlier opinion. The revised opinion is currently being challenged, yet again. (See the section of this report entitled “Legal Proceedings.”)

              Mineralization. The mineralization at Rock Creek is similar to that at Troy. (See the section of this report entitled “Troy – Mineralization”) The potentially economic portion of the Rock Creek deposit forms an oblong body measuring at least 16,000 feet along the long axis by 7,200 feet along the short axis. The long axis of the ore body is generally oriented along the north-south direction, and the copper-silver mineralization occurs within a very open anticlinal structure, plunging slightly to the northwest, between elevations of 4,300 feet and 6,000 feet above mean sea level. On average, the ore body dips shallowly towards the north and west.

              The mineralization occurs primarily within quartzite units of the lower Revett Formation and subordinately within siltite and argillite sub-units of the lower and middle Revett Formation. The bulk of the mineralization of economic interest is confined to one layer, but locally there may be up to four vertically stacked, potentially minable layers, ranging in thickness from six feet up to a maximum of 235 feet, near the Copper Lake Fault. The average thickness is approximately twenty-seven feet.

              Copper-silver mineralization outcroppings are prevalent in two general areas: in the North Basin, north of Saint Paul Peak; and on the south side of Saint Paul Peak, south of Milwaukee Pass and Cliff Lake. In the vicinity of the deposit the host lithologies are generally very competent. Locally, however, rock units are moderately to highly fractured, particularly adjacent to fault zones. Regionally, six broad concentric mineralogical zones have been identified within the Revett Formation. The copper-silver mineralization of economic interest occurs primarily within two of these zones. Each mineral zone is defined by specific sulphide minerals and the contact between each zone is typically gradational, or locally sharp. The mineral halos are comprised of different mineral assemblages and mineral abundances.

              Copper is found in the sulphide minerals bornite and chalcocite, and most often occurs as fine-grained disseminations with concentration of these minerals (less than two percent up to approximately six percent) along fractures, veinlets and bedding planes. There are two adjacent copper sulphide zones: the bornite-calcite zone and the chalcocite-chlorite zone. Economically significant amounts of silver are found only in these two copper sulphide zones, primarily as native silver. The thickness of these zones and their copper and silver grades are generally quite continuous across large areas, while locally there are segments considerably thinner or of lower grade.

              Enveloping the bornite-calcite and chalcocite-chlorite zones are four additional concentric mineral zones that generally have no economic interest. In concentric shells away from the economic core these are: the chalcopyrite-ankerite zone, the chalcopyrite-calcite zone, the galena-calcite zone and the pyrite-calcite zone. According to published descriptions, the mineral zones appear to be thicker above the main bornite-calcite, chalcocite-chlorite zones than below, although several boreholes have not completely traversed the full zoning profile.

              Drilling. The Rock Creek database includes data from surface diamond drilling. This database includes information about lithology, mineralogy, assay results for copper, silver and occasionally lead and zinc. The borehole data was acquired by three separate companies between 1966 and 1999, and comprises the following:

  Ten NQ-size diamond drill holes comprising 3,444 meters that were completed by BCMC between 1966 and 1970. Core date for these holes has not been located.

  111 drill holes comprising 33,750 meters that were completed by ASARCO between 1974 and 1983, with 91 of these holes having been drilled between 1981 and 1983. The drill core was mostly NQ and NX in size, with lesser BX and BQ core for deeper holes, except along the periphery of the deposit where thirteen short AX/EX drill holes comprising 444 meters were drilled. The core for these holes is stored in wax-coated cardboard boxes in a closed and locked warehouse building located near the project. The boxes are individually labelled and stored in racks or piles that are easily accessible and available for inspection and re-assaying.

  Three diamond drill holes comprising 859 meters that were completed by ASARCO in 1991 and 1992 for assessment work purposes. These boreholes are situated outside the mineral resource area. The drill core is HQ/NX in size and is stored in wax-coated cardboard boxes in a closed and locked warehouse building located near the project.

              The collar positions of all but two of these boreholes were surveyed longitudinally, latitudinally and by elevation by a registered land surveyor. (The collar positions of two boreholes drilled by BCMC are approximate because no casing could be found.) The vast majority of the boreholes were drilled vertically or at steeply inclined angles ranging from 60 degrees to 80 degrees. Three of the boreholes were drilled at shallower angles ranging from 50 degrees to 60 degrees.

              ASARCO used Sperry Sun "multi-shot" surveying to monitor the downhole lateral deviation on 74 of the holes. Multi-shot surveying is a photographic/magnetic surveying method which is considered to be reliable in areas such as Rock Creek, where the rock units generally are not magnetic. Readings were typically taken every 40 feet. Short holes and abandoned holes were not surveyed. The borehole data was then digitized into a Gemcom database by Revett Silver. This database shows the location of each borehole, the down hole surveying results, assay results for copper and silver, and lithological information concerning the main stratigraphic subunits of the Revett Formation.

              Sampling and Analysis. Assay data for resource modelling originates solely from drill core samples. The assay database contains assay data samples collected by three distinct operators. The sampling methodology remained consistent among the operators. The Rock Creek deposit was sampled by vertical and steeply inclined diamond drill holes. The drilling pattern was designed to intersect the copper-silver mineralization at a high angle, generally perpendicular to the interpreted boundaries of the ore horizon. In addition, drilling programs were aimed at generating an "ore grade" drilling intercept within each mineral claim located within the Cabinet Mountains Wilderness Area.

              The spacing of the drilling information varies greatly across the deposit because of the extremely variable topographic surface, which prohibited drilling on a regular grid pattern. The drill spacing varies from approximately 325 feet to approximately 1,600 feet. The average borehole spacing is approximately 1,025 feet.

              Assay samples were collected from mechanically split cores, except for the AX/EX cores, where samples were taken from whole core. Sample lengths varied from one foot to six feet. Assay samples from the visually determined copper-silver mineralization zone were uniformly two feet in length, while samples taken from outside the mineralized zone were five feet in length. A total of 7,335 samples were collected from drill core and submitted for assaying.

              As near as can be determined from the archived documents, the samples were prepared by the assaying laboratories. Two laboratories were primarily used: samples collected by BCMC were submitted to the Union Assay Laboratory in Salt Lake City; and samples collected by ASARCO were sent to ASARCO’s assay office in Wallace, Idaho. Check assaying was performed by secondary laboratories, including the Rocky Mountain Geochemical Laboratory in Salt Lake City, ASARCO's Umpire Laboratory in El Paso, Texas, and the Union Assay Laboratory and the Skyline Laboratory in Tucson, Arizona.

              Mineral Resource Estimates. ASARCO constructed a polygonal resource estimate for the Rock Creek project in 1989. The estimate was based on a sixteen-foot minimum mining height, a tonnage factor of twelve cubic feet per ton, a copper price of $1 per pound, a silver price of $7 per pounce, and a net smelter cut-off grade of $10 per ton. Each polygon consisted of the length-weighted average of every assay interval found within the horizon defined.

              The Company retained SRK in 2003 to audit ASARCO’s methodology and calculations, and issue a report concerning the Rock Creek resource. SRK issued its initial report in May 2004 and issued a revised and updated report in January 2005, which contained the following conclusions:

  The geology at Rock Creek was well understood from existing drilling results and information obtained from operations at the geologically similar Troy mine.

  Even though the drill hole spacing was wide due to topographical considerations, the distribution of the copper- silver mineralization at Rock Creek was unusually uniform throughout the deposit.

  ASARCO’s classification of the mineral resource, which was based on the density of the drill data and the continuity of the geometry and grade of the mineralized zones, would be reasonable were the copper grades adjusted to remove unsupported factors.

  ASARCO’s estimate of the mineral resources of Rock Creek meets the requirements of an inferred mineral resource.

              The following table sets forth summary information concerning the estimated inferred mineral resources at Rock Creek. The estimate is based on a price of $1 per pound for copper, a price of $7 per ounce for silver, and a net smelter return cut-off grade of $10 per ton. United States investors in particular are advised that, although the term “inferred mineral resource” is recognized and even required by Canadian securities laws (where the Company is domiciled), it is not a recognized or accepted term under rules and regulations promulgated by the SEC. “Inferred mineral resources” are not the same as “proven reserves: or “probable reserves” as defined by the SEC’s rules and regulations, principally because they are less certain and not necessarily amenable to economic development. No investor should assume that all or any portion of the inferred mineral resources depicted in the following table are the same as proven reserves or probable reserves, that additional exploration or development work will cause them to be categorized as proven reserves or probable reserves, or that they can be feasibly developed and exploited.

Rock Creek Inferred Mineral Resources

	Tons	Silver	Copper
Block	(in millions)	(ounces per ton)	(percentage)
Chicago	78	1.4	0.65
St. Paul	48	2.1	0.92
North Basin	11	1.5	0.57
Averages and total	137	1.7	0.72

              Other Properties. The Company has acquired the mineral rights to three other exploration-stage prospects located in the vicinity of Troy or Rock Creek: the adjacent properties at Rock Creek (the “Adjacent Properties”), the JF property, and the Vermillion River and Sims Creek properties. All of these projects are Revett Formation-hosted, stratabound silver and copper prospects.

              The Adjacent Properties comprise three unpatented claim groups, Copper Gulch, Horizon Basin and Rock Peak, which cover the lateral extension of the Rock Creek deposit. Although the prior owners of the Adjacent Properties drilled 36 boreholes into the mineralization of these claims groups, there is presently insufficient data to draw any conclusions about the presence, size or grade of a mineral resource.

              The JF property consists of one unpatented claim group located approximately one mile south of the Troy mine. ASARCO, the prior owner of the property, conducted a limited drilling program on the property over 20 years ago, consisting of twelve diamond drill holes totaling 12,183 feet and three smaller holes that tested the mineralization outcropping totaling 752 feet. The drill hole spacing ranged from 250 to 700 feet, and revealed copper-silver mineralization in a flat lying north-south trending zone approximately 800 feet wide and approximately one mile long, with an estimated average thickness of 27 feet. The JF deposit remains open on its east, west and south margins. The Company plans to conduct a more extensive exploration program on the JF property in 2008 to verify ASARCO’s estimate. Management of the Company currently believes that confirmation of a commercially minable resource on the JF property could extend the life of the Troy mine by as much as five years. The Vermillion River and the Sims Creek properties consist of two unpatented claim groups located approximately 25 miles southeast of Rock Creek. Limited drilling was conducted by the previous owner of the Vermillion River claim group. The Sims group is untested.

              Glossary of Technical Terms. The following is a glossary of certain technical terms used in this report:

              adit – a nearly horizontal opening by which a mineral deposit is evaluated or by which a mine is entered, drained or ventilated. An adit is akin to a tunnel, except that it is open only at one end, whereas a tunnel is open at each end.

              Argillite – a very fine-grained terrigeneous sedimentary rock composed primarily of clay-rich material.

              Argillite Siltite – a fine-grained sedimentary rock composed of clays and silt (fine sand).

              beds – a sedimentary term describing the layering character of rocks that were layed down on a horizontal surface.

              Belt Supergroup – a sub-division of Precambrian stratigraphic record which refers to rock strata ranging in age from about 1,325 million years to about 900 million years.

              borehole – synonymous to a drill hole.

              brittle-ductile – a fault that displays mechanical properties common to both brittle and ductile faults. Typically brittle-ductile faults show both plastic and brittle deformation features such as internal foliation, rupture plane and breccia development.

              claims or mining claims – the right to explore a property for mineralization, and, if warranted, to develop the property and exploit the minerals.

              Cretaceous – a subdivision of the Mesozoic Era, which refers to a geological period of the Earth’s history that began approximately 144 million years ago and ended approximately 65 millions years ago.

              cross fault – a fault transecting other geological features at a sharp angle.

              deposits – a descriptive term used to characterize an accumulation of a given material above background level, such as sand, gravel, or more commonly metals.

              fault or faulting - a fracture in the earth's crust accompanied by a displacement of one side of the fracture with respect to the other and in a direction parallel to the fracture.

              feasibility study – a comprehensive study of a deposit in which all geological, engineering, operating, economic and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

              gouge – clay-rich material typically found as infill in brittle fault zones.

              grade - a term used to assign the metal content of a mineral deposit, such as percent per ton or ounces per ton.

              indicated mineral resource – that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

              inferred mineral resource – that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

              infill – a word used to characterize the material filling a cavity or void in the rocks, such as a fracture or a fault.

              lode mining – the extraction of ore from a mineral deposit occurring in place.

              measured mineral resource – that part of a mineral resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

              mineral reserve – the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined. Mineral reserves are sub-divided in order of increasing confidence into probable mineral reserves and proven mineral reserves.

              mineral resource – a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

              mineralization – accumulation above background of a specific the presence of minerals in a specific area or geological formation.

              outcropping – exposure of bedrock on the surface.

              patented claims – a claim that generally results in title to the property (including surface ownership and ownership of all other resources on the property) and the right to extract and exploit the minerals on the property residing with the locator of the claim or his transferee. Patented claims issued in the Cabinet Mountains Wilderness Area, where the Rock Creek project is located, do not extend to surface ownership.

              Pleistocene – a subdivision of the Tertiary Era which refers to a geological period of the Earth’s history that began approximately 1.8 million years ago and ended approximately 11,000 years ago.

              Proterozoic – geological period of the Earth's history that began 2.5 billion years ago and ended 543 million years ago.

              Precambrian Era – a geologic period of the Earth’s history that ended approximately 570 million years ago.

              probable mineral reserve – the economically mineable part of an indicated and, in some circumstances, a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

              proven mineral reserve – the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

              Quartzite – sedimentary rock that is composed primarily of quartz.

              Revett Formation – sub-division of the Belt Supergroup in the Montana area.

              stratabound – character of a geological feature that is said to be confined between two stratigraphic beds or layers. The Troy and Rock Creek Cu-Ag deposits are both stratabound deposits.

              stratiform – character of a geological feature that is said to be concordant or sub-parallel to the stratigraphic layers.

              stratigraphically – adjective from stratigraphic which characterize the successive layering of rocks.

              sub-units – sub-division of a rock unit.

              Tertiary – a subdivision of the Earth’s history that started approximately 65 million years ago and ended approximately 2 million years ago.

              trend – the directional line of a rock bed or formation.

              unpatented claim - a claim which results in the ownership of the property remaining in the United States government with the right to extract and exploit the minerals on the claims residing with the locator of the claim or his transferee.

Item 3. Legal Proceedings.

              The Company and certain of its subsidiaries are parties to several pending legal actions in the federal and state courts in Montana as of the date of this report, all of which are predicated on alleged violations of various federal and state environmental laws and regulations at Troy and Rock Creek.

              Troy-Related Actions.

              Cabinet Resource Group, Inc. v. Montana Department of Environmental Quality, Revett Minerals Inc. and Genesis Inc., Montana Nineteenth Judicial District Court in and for Lincoln County (Case No. DV-07-118). This action was brought in 2007. The plaintiff, a regional environmental organization, alleges that Genesis, Inc. is operating Troy in violation of the MMRA because of deficiencies in its reclamation plan, and that all of the defendants have violated the Montana constitution and various state statutes and regulations be allowing such operations to continue. The plaintiff seeks a declaration that the Troy operating permit and reclamation plan are void and invalid; alternatively, it seeks a writ of mandamus from the court requiring DEQ to enforce MMRA and presumably suspend or revoke the operating permit, declare a forfeiture of the Company’s performance bond, and enjoin the Company from further operations at Troy pending approval of a reclamation plan. The plaintiff also alleges that DEQ has failed to maintain a clean and healthful environment, in violation of the Montana constitution.

              The Company has answered the complaint and asserted several affirmative defenses to plaintiff’s claims. It has also filed a motion seeking to dismiss Revett Minerals on the grounds that it does not do business in Montana. Discovery has been substantially completed, although no trial date has been set. The court has indicated that it will not set a trial date until DEQ has completed its required review of the reclamation plan. The Company is engaged in ongoing discussions with DEQ concerning proposed revisions to the existing reclamation plan and increased performance bond requirements, and therefore believes the claim is without merit.

              In re ASARCO, LLC et al., Debtor: ASARCO, LLC, Plaintiff v. Revett Silver Company and Genesis, Inc., United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (Bankruptcy Case No. 05-21207). This action seeks to avoid the July 2002 and May 2004 amendments to Revett Silver’s purchase agreement with ASARCO. It also seeks a judgment in an amount equal to the value ceded by these amendments. Importantly, the action does not challenge the provisions of the original agreement that resulted in ASARCO’s transfer of its interests in the Troy mine and the Rock Creek project to us. (See the subsection of this report entitled “Properties – Our Purchase Agreements with ASARCO and Kennecott.”).

              The amendments pertain to the amount we owed ASARCO under the original purchase agreement and the manner in which we were to have paid that amount. Specifically, the amendments resulted in the issuance of additional shares of our common stock to ASARCO in exchange for its cancellation of a production debt obligation and certain share price guaranties in the original purchase agreement. Plaintiff contends that the amendments constitute fraudulent transfers under applicable federal and state law because ASARCO was insolvent at the time and received insufficient or no value under the amendments. Although this action was commenced in 2007, neither Revett Silver nor Genesis, Inc. had been served as of the date of this report.

              Rock Creek-Related Actions.

              Clark Fork Coalition, Rock Creek Alliance, Inc, Cabinet Resource Group, Inc., Montana Environmental Information Center, Inc. and Trout Unlimited v. Montana Department of Environmental Quality, Montana First Judicial District Court in and for Lewis and Clark County (Cause No. BDV-2002-70). This action was brought in 2002 challenging DEQ’s issuance of a Montana Pollution Discharge Elimination System (“MPDES”) permit pertaining to prospective wastewater and mine drainage from the proposed Rock Creek project. The plaintiffs contend the permit was arbitrarily issued because DEQ did not perform the required non-degradation review and did not ensure that surface waters designated as Outstanding Water Resources within the Cabinet Mountains Wilderness Area would not be degraded by the proposed project. The plaintiffs also allege that the proposed reclamation plan for Rock Creek fails to provide for the reclamation of lands within the wilderness area that may be damaged by subsidence or other disturbances, all in violation of MMRA and the Montana Water Quality Act, and that the permitted discharges violate the constitutional rights of Montana citizens to a clean and healthy environment.

              In February 2005 the parties stipulated to a dismissal of the constitutional, MMRA and Outstanding Water Resources claims, without prejudice. In March 2006, the district court entered summary judgment against the plaintiffs on their claim that the MPDES permit as to Outfall 001 and 004 violated the Montana Water Quality Act and the state’s constitution. However, it did find that those portions of the MPDES permit covering Outfall 002 (the area in which a proposed paste facility would be constructed) violated the act and the constitution since it allows an increase in arsenic levels below the outfall, and was therefore void. The court concluded by noting that its decision does not mean Rock Creek could not go forward, only that the MPDES permit needed to be revised in light of its ruling. The Company had commenced the required revision of the MPDES permit before the court’s ruling was issued, as part of its statutorily-required five-year review process, and management is confident that the issues with the Outfall 002 can be successfully resolved.

              In May 2007, the plaintiffs filed an appeal with the Montana Supreme Court, contending that the district court’s March 2006 summary judgment was incorrect in not invalidating the MPDES permit entirely, and asking the court to do so on constitutional grounds. Oral arguments have been heard respecting the plaintiffs appeal, but no decision has been rendered as of the date of this report.

              Rock Creek Alliance, Clark Fork Coalition, Cabinet Resource Group, Inc., Montana Wilderness Association, Earthworks, and Alliance for the Wild Rockies, Plaintiffs, v. United States Forest Service, U.S. Department of Agriculture, Abigail R. Kimbell, in her official capacity as Regional Forester for the Northern Region, Bob Castaneda, in his official capacity as Forest Supervisor of the Kootenai National Forest, and Mike Johanns, in his official capacity as Secretary of the U.S. Department of Agriculture, Defendants, United States District Court for the District of Montana, Missoula Division, Case No. CV-05-107-M-DWM. This action was originally filed in June 2005 and was superceded by an amended complaint filed in February 2008. Plaintiffs seek injunctive and declaratory relief against the defendants, claiming they unlawfully approved the record of decision, plan of operations, and the final EIS for Rock Creek. In addition, plaintiffs challenge the findings of a determination letter issued by the Forest Service and three supplemental information reports issued by the Kootenai National Forest in December 2007. They allege violations of the ESA, NEPA, the National Forest Management Act, the Clean Water Act, the Forest Service Organic Administration Act of 1897, the Administrative Procedure Act, and various implementing regulations adopted under these statutes. Revett Silver petitioned the court and was granted intervener status in October 2005.

              This action has twice been stayed. The first stay was ordered in 2005 pending resolution of a challenge to the USFWS’s May 2003 biological opinion in a separate lawsuit in the United States District Court for the District of Montana entitled Rock Creek Alliance v. U.S. Fish and Wildlife Service, CV 01-152-M-DWM. That lawsuit has now been concluded and resulted in the issuance of a revised biological opinion in October 2006, which concluded that development of Rock Creek would not likely to jeopardize the continued existence of grizzly bears or bull trout, each of which is listed as a threatened species under the ESA, nor adversely modify critical habitat of these species. The second stay was ordered in November 2006 pending a Forest Service determination as to whether the Company’s plan of operations at Rock Creek needed to be modified. The Forest Service’s December 2007 supplemental information reports did not mandate any changes to the plan of operations of the final EIS.

              The governmental defendants and the Company each filed answers to the plaintiffs’ amended complaint in March 2008 and the issues in this action are to be fully briefed to the court by early June 2008. An adverse ruling could delay or even prevent the Company from proceeding with its proposed activities at Rock Creek.

              Administrative Procedure Act Petition from Rock Creek Alliance, Trout Unlimited, Alliance for the Wild Rockies, Sierra Club, Earthworks, Cabinet Resource Group and Pacific Rivers Council to the United States Fish and Wildlife Service (“USFWS”) dated February 13, 2007. This is a petition to the USFWS from several environmental organizations requesting the agency to withdraw its October 2006 biological opinion and reinitiate formal consultation with the Forest Service under section 7 of the ESA. The environmental organizations contend that the USFWS received but failed to consider new information subsequent to the date of its opinion that undermines its analysis of Rock Creek’s effect on grizzly bears and bull trout under the ESA.

              The environmental organizations indicated they would initiate a federal district court action challenging the October 2006 biological opinion if the USFWS did not withdraw the opinion and reinitiate formal consultations with the Forest Service pursuant to Section 7 of the ESA. In response to the petition, the Forest Service on March 8, 2007 requested the USFWS to reinitiate formal consultations. By letter dated March 15, 2007 to the USFWS, several of the petitioning environmental organizations expressed concern that the USFWS did not formally withdraw or rescind the revised biological opinion at the time it reinitiated consultation with the Forest Service, contending that a decision to leave the existing biological opinion in place during reconsultation would leave the organizations no choice other than to take the steps necessary to ensure that others do not act in reliance on the opinion.

              Sixty-Day Notice of Intent to Sue For Violations of Sections 7(a)(1), 7(a)(2), 7(d) and 9(a)(1) of the Endangered Species Act provided by Rock Creek Alliance, Clark Fork Coalition, Cabinet Resource Group, Montana Wilderness Association, Earthworks (formerly Mineral Policy Center), Sierra Club, Trout Unlimited, Alliance for the Wild Rockies, Pacific Rivers Council and Great Old Broads for Wilderness to Officials of the U.S. Departments of Agriculture and Interior dated December 26, 2007 and letter of December 28, 2007 to Officials of the U.S. Departments of Agriculture and Interior advising that the “Natural Resources Defense Council hereby joins in the December 26, 2007, notice of violation of the Endangered Species Act. This notice of intent to bring suit was issued by the environmental organizations who signed the Administrative Procedures Act petition described above, and others, who contend the USFWS’s revised biological opinion and the Forest Service’s record of decision, final EIS, plan of operations, and December 2007 determination letter and supplemental information reports with respect to Rock Creek violate the ESA.

              Rock Creek Alliance, Cabinet Resource Group, Sierra Club, Alliance For The Wild Rockies, Natural Resource Defence Council, Trout Unlimited, Idaho Counsel of Trout Unlimited, Pacific Rivers Counsel and Great Old Broads For Wilderness v United States Fish and Wildlife Service, United States District Court for the District of Montana, Missoula Division, case No. CV-08-28-M-DWM. This lawsuit was filed in February 2008 after the Forest Service reaffirmed the conclusions reached in its revised October 2007 biological opinion—namely, that Rock Creek would not jeopardize the continued existence of the grizzly bear or bull trout in the vicinity of the proposed mine. The plaintiffs contend that the conclusions reached by the USFWS ignored the best available science and were arbitrary, capricious, and an abuse of discretion in violation of the ESA and the Administrative Procedural Act. The Company is not a party to this lawsuit, however it will apply for intervener status. Due to the preliminary nature of this complaint, the Company cannot predict the outcome of this action.

              Management’s Analysis of Actions pertaining to the Record of Decision and Biological Opinion. Management cannot predict with any degree of certainty whether the Company will be successful in defending the pending legal challenges to the Forest Service’s record of decision and the USFWS’s revised biological opinion. The issues presented by these challenges are complex and involve agency actions, procedures and determinations that the Company may influence but not control. The February 2008 lawsuit petition challenging the USFWS’s revised biological opinion is particularly difficult to analyze at this time, since it simply challenges the scientific studies and evidence reached by the responsible agencies. It is also vexing in light of the conclusions that were reached in earlier challenges to the biological opinions, including an agency-approved agreed mitigation plan that addresses concerns about Rock Creek’s affect on grizzly bear habitat and migration corridors in the project area.

              The validity of the USFWS’s various studies and analyses has been a recurrent theme in prior environmental challenges to the Rock Creek biological opinions. Consequently, management of the Company anticipates that, should the petitioners ultimately commence an action challenging the revised opinion, they will again contend that these studies and analyses are flawed or ignore the best available science.

              Management’s ability to predict the outcome of these challenges is further complicated by the fact that Rock Creek is one of two proposed mining projects in the Cabinet Mountains Wilderness Area, the other being the Montenore project being developed by Mines Management, Inc., a junior mining company based in Spokane, Washington. Although the pending actions are specific to Rock Creek, it is only because development of Rock Creek has proceeded to the point where the jurisdictional agencies have either issued permits or taken other administrative actions that invoke legal challenges. The prospective cumulative effect of two mining projects within the Cabinet Mountains Wilderness Area is an implicit factor in these pending actions, in management’s opinion—this despite the fact that the Montenore project faces substantial hurdles and, at this point, may not be developed in the foreseeable future.

              Management anticipates that, even if the revised biological opinion is upheld, it will result in some modification of the Forest Service’s record of decision, which could in turn affect the Rock Creek plan of operation. Regardless, unless and until they are favorably resolved, these challenges could delay the Company’s planned evaluation program at Rock Creek and may make it more difficult to obtain the financing needed to fund commercial development. Even if the Company is ultimately successful in defending these challenges, it still must comply with a number of requirements and conditions as development of Rock Creek progresses, failing which it could be denied the ability to continue.

              Other Actions and Proceedings.

              Frank D. Duval and Janice E. Duval v. Revett Silver Company (Spokane County, Washington Superior Court). This action was brought in August 2007 to compel Revett Silver to redeem shares of Revett Silver Class B common stock that the Duvals allegedly tendered for redemption at various times in 2007 and 2008. Frank Duval is a co-founder of Revett Silver and previously served as a director and executive officer of the company. Janice Duval, his spouse, also previously served as an executive officer of Revett Silver. The plaintiffs allege that Revett Silver has a contractual obligation to redeem their shares pursuant to the terms of the amended and restated articles of incorporation, not withstanding the fact that such redemption could cause Revett Minerals to be treated as a U.S. corporation for U.S. tax purposes. (See the section of this report entitled “Risk Factors-Non U.S. persons owning our stock could be subject to U.S. taxes if we are treated as a U.S. company.”) We have filed an answer to the complaint, including counterclaims against the Duvals. Discovery in the matter is proceeding.

              Federal Mine Safety and Health Act Violations and Related Matters. MSHA issued 53 safety-related citations and six orders against Revett Silver’s Genesis, Inc. subsidiary during the period from July 30, 2007 to September 30, 2007, the majority of which relate to the isolated rock fall incident and resulting fatality that occurred at Troy on July 30, 2007. (See the subsection of this report entitled “Business – Narrative Description of Business.”) Three of these citations allege that the Company was negligent with respect to certain operations or activities conducted at Troy, and two of them allege that Company acted in reckless disregard of the safety of its employees. The Company has engaged counsel to contest these citations.

              Tammy K. Ivins, Individually and as Personal Representative of the Estate of Michael E. Ivins, Deceased, Plaintiffs, vs. Revett Minerals Inc., a Foreign Corporation for Profit; Revett Silver Company, a for Profit Corporation; and Does A-Z, Inclusive, Defendants. This threatened action arises from the isolated rock fall incident and resulting fatality that occurred at Troy on July 30, 2007. The proposed complaint, which was sent to the Company in February 2008 but had not been filed as of the date of this report, alleges causes of action based on negligence, failure to provide a safe work place, strict liability for abnormally dangerous activity, and intentional and malicious acts or omissions. It seeks compensatory damages in the amount of $8,000,000 and punitive damages in the amount of $10,000,000. The Company believes the claim is barred by the Montana workers compensation statute.

Item 4. Submission of Matters to a Vote of Security Holders.

              No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

              Market Information. The following table sets forth the high and low closing prices per share, denominated in Canadian dollars, for our common stock for each quarter of 2007 and 2006 as reported on the Toronto Stock Exchange. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions. As of March 1, 2008, the Federal Reserve Bank of New York noon buying rate was $0.9769 Canadian dollars per U.S. dollar.

	2007		2006
	Low	High	Low	High
First Quarter	(Can) $1.02	(Can) $1.52	(Can) $0.80	(Can) $1.49
Second Quarter	(Can) $1.10	(Can) $1.35	(Can) $0.72	(Can) $1.35
Third Quarter	(Can) $0.89	(Can) $1.28	(Can) $0.89	(Can) $1.59
Fourth Quarter	(Can) $0.59	(Can) $0.98	(Can) $0.98	(Can) $1.57

              Shareholders. The Company had 123 shareholders of record as of March 26, 2008.

              Dividends. The Company has not declared or paid any cash or stock dividends on its common stock since inception, and does not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

[The balance of this page has been intentionally left blank.]

              Securities Authorized for Issuance under Equity Incentive Plans. The following table sets forth information as of March 1, 2008 concerning securities authorized for issuance pursuant to the Company’s equity compensation plans.

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation	3,735,000	(Can) $1.02	2,680,000
plans approved by
security holders

Equity compensation
plans not approved by	1,585,000	(Can) $0.68	_
security holders

Total	5,320,000	(Can) $0.92	2,680,000

              Sales of Unregistered Securities. Revett Minerals sold the following securities during the past three years without registering them under the Securities Act:

              On February 16, 2005, Revett Minerals issued 30,000,000 shares of its common stock to ten purchasers, four of whom resided outside the United States and six of whom resided in the United States, for aggregate consideration of (Can) $28,019,500 (or approximately $22,600,000, based on the value of the U.S. dollar relative to the Canadian dollar at such date). GMP Securities, Toll Cross Securities Inc, Haywood Securities, and Sprott Securities acted as placement agents for Revett Minerals in conjunction with these sales and received aggregate cash commissions of $1,800,000. Revett Minerals offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the Securities Act (and pursuant to the prospectus delivery requirements of Canadian provincial securities laws). It offered and sold the securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  On February 16, 2005 Revett Minerals issued 22,711,788 shares of its common stock in exchange for a like number of shares of Revett Silver Class B common pursuant to the plan of reorganization approved by the shareholders of Revett Silver and pursuant to the initial public offering described above. This stock was beneficially held by stock held beneficially and of record by 126 persons. There were no underwriting discounts or commissions. Revett Minerals offered and sold the securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  On February 25, 2005, Revett Minerals issued 4,500,000 shares of its common stock to four purchasers, all of whom resided outside the United States, for aggregate consideration of (Can) $4,500,000 (or approximately $3,600,000, based on the value of the U.S. dollar relative to the Canadian dollar at such date), pursuant to over- allotment options granted in conjunction with the February 16, 2005 offering. GMP Securities, Tollcross Securities Inc., Haywood Securities, and Sprott Securities acted as placement agents for Revett Minerals in conjunction with these sales and received a cash commission of (Can) $270,000. Revett Minerals offered and sold these securities in reliance on Regulation S adopted under the Securities Act (and pursuant to the prospectus delivery requirements of Canadian provincial securities laws).

  On July 7, 2005, Revett Minerals issued 1,777,917 shares of its common stock in exchange for a like number of shares of Revett Silver Class B common stock held beneficially and of record by 57 persons. There were no underwriting discounts or commissions. Revett Minerals offered and sold the securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  On December 13, 2005, Revett Minerals issued 1,042,108 shares of its common stock to Kennecott Montana Company in settlement of $500,000 in principal amount owing under the terms of a February 2000 promissory note, as amended, given by Revett Silver. Revett Minerals offered and sold the securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  On November 22, 2006, Revett Minerals issued 11,500,000 shares of its common stock and a number of common stock purchase warrants, which, if fully exercised, would result in the issuance of an additional 2,875000 shares of common stock, to four purchasers, one of whom resided outside the United States and three of whom resided in the United States, for aggregate consideration of Can $12,995,000. Strata Partners LLC acted as placement agent for Revett Minerals in conjunction with these sales and received a cash commission of (Can) $454,260. Revett Minerals offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the Securities Act. It offered and sold the securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  On October 1 2007, Revett Minerals issued 1,097,999 shares of its common stock in exchange for a like number of shares of Revett Silver Class B common stock held beneficially and of record by 60 persons. There were no underwriting discounts or commissions. Revett Minerals offered and sold the securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  On February 1, 2008, Revett Minerals issued 707,000 shares of its common stock in exchange for a like number of shares of Revett Silver Class B common stock held beneficially and of record by 2 persons. There were no underwriting discounts or commissions. Revett Minerals offered and sold the securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

              Repurchases of Equity Securities by the Registrant or Affiliated Purchasers. Neither the Company nor any affiliated purchaser repurchased any equity securities of the Company in any month during the fiscal quarter ended December 31, 2007.

[The balance of this page has been intentionally left blank.]

Item 6. Selected Financial Data.

              Selected Historical Financial Data. The following tables set forth (a) Revett Minerals’ selected historical financial data as of and for the years ended December 31, 2007, 2006 and 2005, and the partial year from August 25, 2004 through December 31, 2004 and (b) Revett Silver’s selected historical financial data as of and for the years ended December 31, 2004 and 2003. The year end financial data has been derived from our consolidated audited financial statements, and should be read in conjunction with the Management’s Discussion and Analysis section of this report and our consolidated financial statements and the notes thereto.

	As at December 31
	(expressed in thousands of dollars)
	2007	2006	2005	2004
Balance Sheet Data:
Current assets	$25,247	$29,299	$17,536	$510
Property, plant and equipment	60,714	56,012	57,793	-
Restricted cash	7,386	7,043	6,719	-
Other assets	1,264	1,849	1,680	-
Total assets	$94,611	$94,203	$83,728	$510

Current liabilities	$15,049	$10,235	$6,936	$532
Long-term debt	1,784	9,354	11,108	-
Reclamation and remediation liability	7,141	7,603	8,951	-
Future income taxes	8,391	8,353	8,518	-
Total liabilities	$32,365	$35,545	$35,513	$532

Non-controlling interest	8,175	8,524	8,211	-

Shareholders' equity	54,071	50,134	40,004	22

Total liabilities and shareholders’ equity	$94,611	$94,203	$83,728	$510

		For the Years Ended December 31,
		(expressed in thousands of dollars,
		except per share amounts)
	2007	2006	2005	2004 (1)
Income Statement Data:
Revenue	$38,885	$31,381	$21,136	$-

Cost of sales	30,894	25,043	19,318	-
Depreciation and depletion	1,393	1,280	1,441	-
Exploration	2,131	1,417	1,259	-
General and administrative	4,518	3,558	2,618	22
Accretion of reclamation and remediation liability	559	596	584	-
Total expenses	$39,495	$31,894	25,220	$22

Other income (expenses):	1,454	(1,073)	(1,140)	-
Income (loss) before income taxes
and non-controlling interest	844	(1,586)	(5,224)	(22)
Net income (loss) for the period	871	(1,731)	(2,918)	(22)
Deficit, beginning of period	(4,671)	(2,940)	(22)	-
Deficit, end of period	$(3,800)	$(4,671)	$(2,940)	$(22)

Per Share Data:
Basic and diluted income (loss) per share	$0.01	$(0.03)	$(0.06)	$0.00
Weighted average number of shares outstanding	73,308,813	61,292,210	48,835,179	-
Dividends paid during the period	-	-	-	-

	Revett Silver
	As at December 31
	(expressed in thousands of dollars)
	2004	2003
Balance Sheet Data:
Current assets	$6,529	$552
Property, plant and equipment	21,216	19,440
Other assets	80	-
Total assets	$27,555	$19,992

Current liabilities	$3,270	$405
Long-term debt	12,197	18,131
Reclamation and remediation liability	8,250	7,604
Total liabilities	$23,717	$26,140

Shareholders' equity	3,838	(6,148)
Total liabilities and shareholders’ equity	$27,555	$19,992

	For the Years Ended December 31,
	(expressed in thousands of dollars,
	except per share amounts)
	2004	2003
Income Statement Data:
Cost of sales	$4,576	$1,489
General and administrative	2,202	1,261
Total expenses	$6,958	$2,750

Other expenses:	303	823
Income (loss) before income taxes
and non-controlling interest	(7,261)	(3,573)
Net income (loss) for the period	(7,261)	(5,094)
Deficit, beginning of period	(14,905)	(9,811)
Deficit, end of period	$(22,166)	$(14,905)

Per Share Data:
Basic and diluted income (loss) per share	$(0.15)	$(0.13)
Weighted average number of shares outstanding	49,935,621	38,566,341
Dividends paid during the period	-	-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

              Explanatory Note: The following discussion of our financial condition and results of operation should be read in conjunction with Revett Minerals’ consolidated audited financial statements at December 31, 2007 and, 2006. Such financial statements include the accounts of Revett Minerals and subsidiaries, Revett Silver and Revett Silver’s wholly owned subsidiaries, Genesis Inc. and RC Resources, Inc., have been prepared in accordance with Canadian generally accepted accounting principals, and have been reconciled to U.S. generally accepted accounting principals (“US GAAP”). See Note 14 to the consolidated financial statements for the reconciliation to US GAAP.

              Overview. Our principal mining properties are Troy and Rock Creek. We acquired these properties from ASARCO and Kennecott in 1999 and 2000, respectively, and operated the Troy Mine on a care and maintenance basis from 1999 until 2004. The mine was reopened in late 2004 and commercial production resumed in January 2005. Troy is an underground copper and silver mine located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy, and Rock Creek is a large exploration-stage copper and silver property located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana. Since 2000, we have also been pursuing an operating permit for Rock Creek. These activities and other corporate activities have been funded from proceeds received from sales of our common stock, from borrowings from related parties, and from the sale of some of our deeded property.

              Our goals are to increase production and profitability at Troy and successfully develop Rock Creek. While we believe we can achieve the former, evaluating Rock Creek and putting it into production if it is economical to do so are formidable challenges. Consequently, we do not know if Rock Creek can be successfully developed. Many companies in the mining industry today hold significant mining resources, but relatively few have been able to develop them and still make money. We may not be an exception, notwithstanding the estimated size of the mineral resource at Rock Creek.

              Results of Operations.

              Comparison of Years Ended December 31, 2007 and 2006. We recorded revenues of $38.9 million in the year ended December 31, 2007, compared to $31.4 million in 2006. In order to produce these revenues, we incurred direct operating costs and depreciation and depletion expenses of $30.9 million and $1.4 million in 2007, respectively (compared to $25.0 million and $1.3 million, respectively, in 2006), resulting in a profit from mining operations of approximately $6.6 million in 2007, compared to $5.1 million in 2006. Profit from mining operations is a non-GAAP measure of financial performance and may not be comparable to similar measures presented by other mining issuers. However, management believes that profit from mining operations is a useful supplemental measure of performance of Troy.

              We achieved increased revenues in 2007 because of the increase in the price of copper and silver and also because of an increase in the production of both copper and silver. Production of both metals increased because of the increase in ore processed through the mill which increased because of improved underground mining productivity. In 2007, the copper price averaged $3.23 per pound compared to $3.06 per pound in 2006, while the silver price in 2007 averaged $13.38 per ounce compared to $11.57 per ounce in 2006.

              Our cost of goods sold during 2007 increased by $5.9 million from 2006, for the following reasons: a $1.6 million increase in salary expense due, in part, to a mid-year upward adjustment in wages and a 9 person increase in year end staffing at Troy; a $2.9 million increase in the cost of supplies during the year due to a 17% increase in tons milled and the general inflation trend experienced during the year.

              Other expenses recorded during the year included the non-cash accretion for reclamation and remediation liability of $0.6 million (unchanged from 2006), general and administrative costs of $4.5 million (compared to $3.6 million in 2006), exploration and development expenditures at Troy and Rock Creek of $2.1 million (compared to $1.4 million in 2006), and net other income of $1.5 million (compared to a net other expense of $1.1 million in 2006). The 2007 increase in administration costs was due to higher salary expense and stock option expenses of $0.7 million. Exploration and development costs increased due to an increase in the exploration activities at Troy. The recognition of other income was due to a $1.5 million gain on the value of foreign currencies; primarily cash held in Canadian dollars.

              The Troy mine produced 9,681,827 pounds of copper in concentrate and 1,054,417 ounces of silver from Troy in 2007 generating $3.0 million in cash from operating activities.

              Our milling throughput at Troy for 2007 was 1,108,503 tons of ore (3,037 tons per day), which was less than our planned throughput of 4,455 tons per day, but still approximately 17% more mill throughput that we achieved in 2006. We did not meet our operating projections at Troy during the year due primarily to mining restrictions placed on the operations during the second quarter arising from the ground fall and related fatality that occurred on July 30, 2007. Until that incident, operations were tracking slightly below planned but overall the mining rate had improved materially from that of the prior year. During the first half of the year mill throughput averaged 3,800 tons per day, but in the second half of the year mill throughput only averaged 2,286 tons per day. The increase in throughput in 2007 was offset by lower ore grades for silver during the year primarily because access to some of the mining areas was restricted until the end of November while ground stability studies were being conducted. Overall copper production increased by 33% and silver production increased by 15% compared to 2006. During 2007, the copper grade from the mine averaged 0.50% and the silver grade averaged 1.07 ounces per ton. Recoveries have been slightly above planned levels.

              Our income before income taxes and non-controlling interest in 2007 was $0.8 million and our net income was $0.9 million or $0.01 per share. This compares to a net loss before non-controlling interests and taxes of $1.6 million, and a net loss of $1.7 million or $0.03 per share in 2006.

              The following table compares our key operating statistics for the twelve months ended December 31, 2007 compared to the same period in 2006:

	Year Ended	Year Ended
Item	December 31, 2007	December 31, 2006
Tons milled	1,108,503	944,783
Tons milled per day	3,037	2,588
Copper grade	0.50 percent	0.46 percent
Silver grade	1.07 ounces per ton	1.13 ounces per ton
Copper recovery	86.5 percent	83.5 percent
Silver recovery	88.7 percent	86.2 percent
Copper production	9,681,827 pounds	7,304,383 pounds
Silver production	1,054,417 ounces	916,969 ounces
Copper sold (payable	8,962,776 pounds	6,445,713 pounds
Silver sold (payable)	964,916 ounces	817,250 ounces

              Expenses pertaining to Rock Creek totaled $1.6 million during the year ended December 31, 2007, compared to $1.2 million in 2006, and were comprised of legal fees of approximately $0.8 million; consulting fees of approximately $0.4 million; and public relations expenses, and miscellaneous expenditures of approximately $0.4 million. Expenses at Rock Creek in 2006 were comprised of $0.6 million in legal fees, consulting fees of $0.5 million and other expenses of $0.1 million. In 2007, we also purchased mitigation lands for Rock Creek at a cost of $2.6 million.

              Comparison of Years Ended December 31, 2006 and 2005. We recorded revenues of $31.4 million in the year ended December 31, 2006, compared to $21.1 million in 2005. In order to produce these revenues, we incurred direct operating costs and depreciation and depletion expenses of $25.0 million and $1.3 million in 2006, respectively (compared to $19.3 million and $1.5 million, respectively, in 2005), resulting in a profit from mining operations of approximately $5.1 million in 2006, compared to $0.4 million in 2005. Profit from mining operations is a non-GAAP measure of financial performance and may not be comparable to similar measures presented by other mining issuers. However, management believes that profit from mining operations is a useful supplemental measure of performance of the Troy mine.

              We achieved increased revenues in 2006 compared to 2005 despite declines in physical copper and silver metal sales of 16% percent and 15%, respectively. Our production shortfall in these years was offset by year over year increase in the price of copper and silver. In 2006, copper prices averaged $3.05 per pound, compared to $1.67 per pound in 2005, and silver prices averaged $11.55 per ounce, compared to $7.32 per ounce in 2005.

              Our cost of goods sold during 2006 increased by $5.7 million compared to 2005 due to: a $1.9 million increase in salary expense attributable to a mid-year upward adjustment in wages and a 25 person increase in year end staffing at Troy; a $3.5 million inflationary increase in the cost of supplies during the year; and a $0.8 million increase in Montana severance taxes, which are determined as a percentage of revenue.

              Other expenses during the year included the non-cash accretion for reclamation and remediation liability of $0.6 million (2005-$0.6 million), general and administrative costs of $3.6 million (2005-$2.6 million), exploration and development expenditures at Troy and Rock Creek of $1.4 million (compared to $1.3 million in 2005), and net interest expense, including foreign exchange losses, of $1.1 million (compared to $1.1 million in 2005). The increase in exploration and development costs was due to the initiation in 2006 of the lower Revett formation drilling program at Troy. The reduction in other expense was due to increased interest income from the higher cash balances throughout 2006, partially offset by the foreign exchange loss on some of the cash balances and investments held in Canadian dollars.

              We produced 7,304,383 pounds of copper in concentrate and 916,969 ounces of silver from Troy in 2006, generating $3.9 million in cash from operating activities. During 2005, we produced 8,772,802 pounds of copper and 1,094,725 ounces of silver, using $1.6 million in cash from operating activities.

              Our milling throughput at Troy during 2006 was 944,783 tons of ore (2,588 tons per day), which was less than our planned throughput of 4,424 tons per day, but still approximately 21% more mill throughput that we achieved in 2005. We did not meet our operating projections at Troy during 2006 primarily due to a shortage of experienced underground production drillers, problems in obtaining needed repair parts for equipment, difficult ground conditions in certain areas of the mine and, in December at least, slowdowns or stoppages due to primary conveyor belt repairs and power outages. The increase in throughput in 2006 was offset by lower ore grades for both copper and silver during the year due to the mining cycle and the development during the year of mine areas that had below life-of-mine ore grades. This resulted in production declines for these metals of 17% and 16%, respectively, compared to 2005. During 2006, the copper grade from the mine averaged 0.46% and the silver grade averaged 1.13 ounces per ton. Recoveries have been satisfactory given the below normal grades and the low mill throughput.

              Our loss before income taxes and non-controlling interest in 2006 was $1.6 million and a net loss of $1.7 million, or $0.03 per share. This compares to a net loss before non-controlling interests and taxes of $5.2 million and a net loss of $2.9 million or $0.06 per share in 2005.

              The following table compares our key operating statistics for the twelve months ended December 31, 2006 compared to the same period in 2005:

	Year Ended	Year Ended
Item	December 31, 2006	December 31, 2005

Tons milled	944,783	782,972
Tons milled per day	2,588	2,145
Copper grade	0.46 percent	0.69 percent
Silver grade	1.13 ounces per ton	1.65 ounces per ton
Copper recovery	83.5 percent	81.1 percent
Silver recovery	86.2 percent	84.6 percent
Copper production	7,304,383 pounds	8,772,802 pounds
Silver production	916,969 ounces	1,094,725 ounces
Copper sold (payable	6,445,713 pounds	7,757,423 pounds
Silver sold (payable)	817,250 ounces	969,198 ounces

              Expenses pertaining to Rock Creek totaled $1.2 million during the year ended December 31, 2006, compared to $2.0 million in 2005, and were comprised of legal fees of approximately $0.6 million; consulting fees of approximately $0.5 million; and public relations expenses, and miscellaneous expenditures of approximately $0.1 million. Expenditures at Rock Creek in 2005 were comprised mainly of legal fees, consulting fees, and mitigation land purchases of approximately $1.0 million.

              Comparison of Years Ended December 31, 2005 and 2004. We had no source of revenue and no continuous operating activities during the year ended December 31, 2004. Our activities during the year were confined to the Canadian public offering of Revett Minerals common stock and its acquisition of Revett Silver in the reorganization transaction described elsewhere in this report, both of which were completed in February 2005.

              Our expenses during 2004 consisted of the costs of incorporation, director fees and the costs of meetings of directors, and costs relating to the Canadian public offering and the reorganization, all of which were financed by non-interest bearing advances from Revett Silver. Director fees and related expenses, which aggregated $21,747 during the year, were charged to general and administrative expenses and represented the entire loss for the year.

              Liquidity and Capital Resources. We continue to be in a good working capital position. At December 31, 2007, we had $10.2 million of working capital, compared to $19.1 million at December 31, 2006. The decrease in working capital is primarily attributable to the reclassification of the Kennecott loan from a long term liability to a current liability and the purchase of mitigation lands in the amount of $2.6 million. This working capital includes cash and cash equivalents of $14.1 million and short term cash investments of $4.0 million. The Company also has restricted cash of $7.4 million relating to its funding of the reclamation obligations at Troy. The long term portion of debt totaled $1.8 million at December 31, 2007. Of this amount $1.0 million is a production royalty payable to Royal Gold on production from Troy. As of the date of this report, the Company had paid a total of $6.4 million to Royal Gold with respect to the royalty. The long term portion of equipment capital leases totals $0.8 million.

              The Company anticipates that it will be able to commence the evaluation program at Rock Creek in the near future. Such activity will likely require the expenditure of a considerable sum of money over the next twelve to twenty-four months. The Company believes it has or will generate from Troy’s operations sufficient cash to fund the Rock Creek evaluation program as presently envisaged. Spending at Rock Creek is subject to considerable uncertainty due to pending and threatened environmental litigation and the timing and progress of activities, but could be as much as $13.5 million in 2008. (See the section of this report entitled “Legal Proceedings.”). Such spending is presently anticipated to include approximately $2.5 million for grizzly bear mitigation program payments to various levels of government, $6.2 million for environmental related expenditures and $4.8 for mining related activities.

              At December 31, 2006, we had working capital of approximately $19.1 million and cash and cash invested in fixed income securities of approximately $23.8 million, compared to working capital of approximately $10.6 million and cash and cash invested in fixed income securities of approximately $12.0 million at December 31, 2005. The increase in cash in 2006 resulted from the net proceeds of approximately $11.3 million from the private placement of common shares and share purchase warrants completed in November 2006. Our liquidity is further enhanced by the fact that Troy is currently generating positive cash flow.

              At December 31, 2007, we also had restricted cash of approximately $7.4 million relating to the funding of the reclamation obligations at Troy. Our debt at the end of 2007 was approximately $11.5 million, approximately $1.8 million of which is long term. The short term debt consisted of $6.3 million owing Kennecott, expected production royalty payments of $2.7 million and lease payments of $0.9 million. On February 21, 2008, the Kennecott note was purchased by Revett Minerals.

              At December 31, 2006, we also had restricted cash of approximately $7.0 million relating to the funding of the reclamation obligations at Troy. Our debt at the end of 2006 was approximately $13.7 million, approximately $9.4 million of which is long term and comprises the following: a $2.9 million production royalty obligation payable only from production at the Troy mine, long-term equipment leases and term loans of approximately $0.5 million; and a $6.0 million note given Kennecott in conjunction with the acquisition of the Troy and Rock Creek properties.

              Capital spending in 2007 totaled $3.2 million at the Troy mine, $1.9 million of which was financed by capital leases. The main capital items were the acquisition of a roof bolter, another haul truck and a 962 loader. In addition land with a cost of $2.6 million was acquired for Rock Creek. Capital spending at Troy is expected to total $1.2 million in

2008 and may include the expansion of the tailings facility and almost $700,000 in development expenditures related to the “C-beds” with the remainder being small equipment purchases. Exploration spending at Troy is expected to total approximately $1.0 million and will be targeted at the “I-beds” and the “JF” claims. These expenditures may change during the year depending upon events and operating results.

              Capital spending in 2006 totaled $1.4 million at the Troy mine, $0.7 million of which was financed by a capital lease. The main capital items were the acquisition of a jumbo drill, improvements in the ventilation system underground and an expansion of the capacity of the tailing facility.

              Financing Activities. During 2007, Revett Minerals entered into capital leases aggregating approximately $1.9 million to purchase the following equipment for use at Troy: a rock bolter ($660,000), a CAT haul truck ($789,000), a loader ($123,000), a jumbo drill ($203,000), and miscellaneous mine vehicles.

              In November 2006, Revett Minerals completed a private placement of 11,500,000 units (each unit consisting of one share of common stock and one common stock purchase warrant) and realized gross proceeds of approximately (Can) $13.0 million. If fully exercised, the warrants would result in the issuance of 2,875,000 additional shares of common stock. The exercise price for a full warrant is (Can) $1.36 and the warrants expire on May 22, 2009 unless accelerated by the Company.

              In February 2005, Revett Minerals realized net proceeds of approximately $25.0 million in conjunction with its Canadian public offering.

              Off-Balance Sheet Arrangements. Revett Silver acquired Kennecott’s mineral property interests in Troy and Rock Creek in February 2000, in exchange for a $5,000,000 promissory note and 2,250,000 shares of Revett Silver common stock. Revett Silver also guaranteed that the shares Kennecott acquired in the transaction would have a value of $10,125,000 on or before October 14, 2001 and would increase annually thereafter through October 14, 2004, failing which it would pay Kennecott the difference in value in the form of cash or by issuing Kennecott additional shares. In February 2003, Revett Silver and Kennecott amended their agreement to eliminate the stock price guarantee provision. The amendment also gave Kennecott an option, exercisable the later of December 31, 2015 or one year after Rock Creek achieves an 80 percent production rate, to exchange its 2,250,000 shares of Revett Silver for a two percent net smelter return royalty from the sale of metals extracted from a defined portion of the project area. Were Kennecott to elect to make the exchange, our obligation to pay the royalty would continue until it had received payments of $8,000,000, as adjusted for inflation. In December 2005, Kennecott elected to receive common shares as payment for $0.5 million of deferred interest on its long term note. A total of 1,042,108 common shares of Revett Minerals were issued to Kennecott in order to satisfy this obligation. Kennecott retains the right to receive an additional $1.0 million of deferred interest in either cash or common stock at its election.

              In October 2004, Revett Silver sold Royal Gold, Inc. 1,333,333 shares of its common stock for gross proceeds of $1.0 million. Under the terms of its stock purchase and sale agreement with Revett Silver, Royal Gold has the option to convert these shares into a perpetual, non-participating one percent net smelter return royalty from the sale of metals extracted from Rock Creek. The conversion must be made, at Royal Gold’s option, within 60 days after the later of the date the Company presents a positive bankable feasibility study to Royal Gold or the Company’s board of directors approves the commencement of mine construction. The stock purchase and sale agreement also gives Royal Gold the right to assume certain of Revett Silver’s obligations arising under the February 2000 Kennecott promissory note if Revett Silver defaults in the payment of the note. Were Royal Gold to assume the note and pay the obligations to Kennecott (now Revett Minerals), it would have the further right to receive either a three percent net smelter return royalty from the sale of metals extracted from Rock Creek or such number of additional shares of Revett Silver common stock as is determined by dividing the amount then owing on the note, including accrued by unpaid interest, by a share price of $0.75.

              Tabular Disclosure of Contractual Obligations. The following table sets forth information as of December 31, 2007 concerning our known debt obligation, royalty obligation, capital lease obligations, and reclamation obligations.

		Payments Due by Period
		(expressed in thousands of dollars)
		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
Kennecott loan	$6,250	$6,250	$-	$-	-
Royalty obligation	3,705	2,724	981	-	-
Capital lease obligations	1,798	994	804	-	-
Long-term reclamation costs	7,141	-	-	-	7,141
Total contractual obligations	$18,894	$9,968	$1,785	$-	$7,141

              Our long term debt at December 31, 2007 consisted of a 7% gross smelter return royalty in favor of Royal Gold, Inc. from the production of copper and silver concentrate from the Troy mine The royalty obligation to Royal Gold, Inc. is capped at $10.5 million. As of the date of this report, the Company had made cumulative payments of $6.4 million to Royal Gold, Inc. in respect of the royalty obligation. Capital lease obligations relate to the purchase of equipment used at the Troy mine

              Related Party Transactions. There were no related party transactions in 2007, 2006 or 2005.

              Proposed Transactions. Pursuant to a plan of reorganization approved in February 2005, the holders of shares of Revett Silver Class B common stock have a right, on a quarterly basis and subject to the limitations set forth in Revett Silver’s amended and restated articles of incorporation adopted pursuant to the plan, to request Revett Silver to redeem their shares in exchange for either cash or shares of common stock of Revett Minerals. Revett Silver redeemed 865,279 shares of its Class B common stock in July 2007, for cash, at a price of $1.16 per share or a total of $1,003,724. The Company exchanged 1,097,999 and 707,000 class B common shares of Revett Silver for a like number of Revett Minerals common shares in October, 2007 and February 2008, respectively. Future redemptions will likely not be made pending the publication of further guidance by the United States Internal Revenue Service on the application of IRS Code section 7874. (See the section on Other Actions and Proceedings).

              Principal Risks and Uncertainties. As is described elsewhere in this report, our proposed development of Rock Creek has been challenged on environmental grounds by several regional and national environmental organizations. Some of these challenges are substantial and ongoing, and allege violations of the procedural and substantive requirements of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek. Although we have generally been successful in addressing most of the environmental challenges to our operations, we cannot predict with any degree of certainty how the pending challenges will be resolved. Rock Creek is the more significant of our two mining assets; continued court challenges will inevitably delay us from proceeding with our planned development, and a successful challenge would prevent us from developing the project at all. If we are successful in defending these challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek. We are also subject to significant other risks. (See “Risk Factors” and “Legal Proceedings.”)

              Critical Accounting Estimates. Our significant account polices are presented in Note 2 of the audited financial statements included in this report and the adjustments for United States generally accepted accounting principles purposes are presented in Note 14 to the 2007 year end financial statements included in this report. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory and other factors that influence our business prospects. These estimates have a significant effect on the financials statements and actual results may differ significantly from our estimates.

              We believe the most critical estimates pertain to future metal prices, our estimates of proven and probable reserves at Troy and the estimate of the final reclamation and closure obligations at Troy. These estimates required us to make assumptions that were highly uncertain at the time the accounting estimates were made , and changes in them are reasonable likely to occur from time to time. The major critical accounting estimates include but are not limited to the following:

              Future Metal Prices. Metal price estimates are key components in estimates that determine the valuation of some of our significant assets and liabilities, including the cost and carrying value for property, plant and equipment, future tax assets and liabilities, certain accounts receivable and the fair value of forward metal contracts. Metal prices, historically, have been very volatile with recent prices being near their highs for the last decade and these prices have influenced our property, plant and equipment carrying values and the estimates of reserves. We can offer no assurance that prices will continue at the levels experience for the past few years.

              Embedded Financial Derivatives. Some of our assets and liabilities may contain one or more embedded derivatives for which no corresponding market value may be readily determined. This includes the estimates of future copper prices in the pricing mechanism through which we sell our copper (what we refer to as the open quotational period). We make estimates of the fair value of these instruments by measuring the value of other derivatives and use this estimate as the fair value of these embedded derivatives. The choice of the most appropriate value measurement tool is itself an assumption.

              Mineral Resources and Reserves, and the Carrying Values of Mineral Properties, Plant, and Equipment. Mineral resources and reserves are estimated by professional geologists and engineers in accordance with recognized industry, professional and regulatory standards. These estimates are based on future metal prices, future operating costs, mill throughput and various technical, geological, engineering, and construction parameters. Changes in any of factors could cause a significant change in the resources and reserves estimated, which, in turn, could have a material effect on the carrying value of mineral property, plant and equipment.

              Costs related to the acquisition of property and mineral rights, construction of production facilities and the development of mine infrastructure are capitalized. Costs of permitting, evaluation and feasibility are only capitalized upon completion of an analysis which demonstrates the economic viability of the mineral deposit. Specifically, drilling and related costs incurred on sites without an existing mine and on areas outside the boundary of a known mineral deposit that contains proven and probable reserves are accounted for as exploration expenditures and are expensed as incurred. Drilling and related costs incurred to define and delineate a residual minerals deposit that has not previously been classified as a proven or probable reserve at a development stage or production stage mine will only be capitalized when management determines there is sufficient evidence that the expenditure will result in a future economic benefit to the company in the accounting period when the expenditure is made. Diversity of practice exists among participants in the mining industry regarding the accounting treatment of these costs. Some mining companies elect not to capitalize drilling and related costs to convert mineral resources to reserves at their development or productions stage properties, but, instead, treat them as expenses.

              Management evaluates whether or not there is sufficient geologic and economic certainty of being able to convert a mineral deposit into a proven or probable reserve at a development stage or production stage mine, based upon the known geology and metallurgy, existing or planned mining and processing facilities, and existing operating permits and environmental programs. Prior to capitalizing such costs, management must determine that the following conditions have been met: (a) there is a probable future economic benefit to the company; (b) the company has or can obtain the economic benefit and control access to it; and (c) the transaction or event giving rise to the economic benefit has already occurred. Once commercial production has commenced, these costs are amortized using the units-of-production method based on proven and probable reserves. Production facilities and equipment are stated at cost and are depreciated using the straight-line or units-of-production method at rates sufficient to depreciate the assets over their estimated useful lives, not to exceed the life of the mine to which the assets relate. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to six years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. The carrying value of property, plant and equipment is dependant on the rates used for depreciation and depletion, which themselves are estimates.

              Concentrate Receivables and Revenue. The Company sells its copper in concentrate based upon its own assays of metal content, moisture content, and the estimated dry weight of copper concentrate loaded in rail cars. These weight and assay estimates are subject to final confirmation by the receiving smelter and may therefore be subject to change. In addition, the Company records anticipated revenue to be received from the sale of each concentrate shipment based upon its determination of the weight and assays of each shipment and in accordance with the contract to which the sale relates. Preliminary payments are thus based upon copper and silver prices that are determined prior to the date of the provisional invoice, whereas the final price received is determined by quoted metal prices in periods subsequent to the date of the provisional invoice. Changes in these estimates or in metal prices could result in a significant change to the results from operations.

              Reclamation and Remediation Obligations. The Company has a legal obligation to reclaim its mineral properties and has estimated the cost of these obligations in accordance with current standards of applicable laws and regulations. These estimates are reviewed by third party consultants and government authorities. In arriving at these estimates, the Company must also estimate the timing and magnitude of future payments for remediation work, as well as prevailing rates of interest during the remediation period, in order to determine its periodic accretion and the depreciation expense. There were no material changes in the Company’s estimates of its final reclamation and remediation obligations during 2007 and 2006, however, the operating life of Troy did change which necessitated changes in the depreciation and accretion charges relating to the asset retirement obligation. The Company cannot predict the effect of a material increase in these estimates on its financial position.

              Stock-Based Compensation Expense. The Company from time to time grants stock options to employees, directors, and service providers. The Company uses the Black-Scholes option pricing model to estimate a value for these options. This model requires management to make estimates of the expected volatility of its common stock, the expected term of the option to exercise, the expected future forfeiture rate, and future interest rates. Changes in these estimates and the conditions underlying the grants of options could cause a significant change in the stock-based compensation expense charged in any period.

              Valuation Allowances for Future Income Taxes. The Company is required to make estimates of the valuation allowances for future income taxes. This requires the Company to estimate whether it will attain certain levels of future taxable income and thereby avail itself, or lose, estimated tax assets. These estimates require the Company to estimate future metal prices, future operating costs and production levels; which are themselves subject to a high degree of uncertainty.

              Financial and Other Instruments. The Company has in the past engaged and may in the future engage in hedging activities in order to protect the price of copper and silver that it has produced or will produce in future periods. Such hedging activities are limited to less than all of its planned or actual production in any one month. At December 31, 2007, the Company had not any outstanding hedging transactions. Considerable judgment is required to interpret market data and to develop the estimates of fair value of such hedges for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

              The Company is required by applicable accounting standards to fair value (i.e., mark to market) the amount of concentrate for which final prices have not yet been determined. At each month end, the Company then adjusts its revenue to account for future prices. In order to do this, the Company must estimate the future prices that will prevail when the final prices are determined. The Company uses future contract prices in effect as at the end of each month to estimate these prices. At December 31, 2007, the Company had 1.8 million pounds of copper and0.2 million ounces of silver that had not been final priced; and the mark to market value of these receivables was a liability of $0.5 million.

              New Accounting Standards Adopted. On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of this Statement had no material impact on the Company’s financial position or result of operations.

              On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this policy did not have a material impact on the Company’s financial position or results of operations for the year ended December 31, 2007. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in Canada and the United States and state jurisdictions for the 2004 through 2007 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

              On January 1, 2007, the Company adopted without restatement of prior periods, the provisions of Sections 3855-Financial Instruments-Recognition and Measurement, Section 3861-Financial Instruments Disclosure and Presentation, Section 1530-Comprehensive Income and Section 3865-Hedges.

              Section 3855 establishes standards for recognizing and measuring financial assets, financial liabilities and financial derivatives. Under CICA Section 3855, all financial assets must be classified as either held-for-trading, available for sale, held to maturity investments or loans and receivables. All financial liabilities must be classified as held-for-trading or other financial liabilities. All financial instruments, including derivatives, are included in the consolidated balance sheets and are measured at fair value, except for held to maturity investments, loans and receivables and other financial liabilities, which are measured at amortized cost. Subsequent measurement and recognition of changes in fair value depend on the instrument’s initial classification. Held-for-trading financial instruments and derivatives are measured at fair value and all gains and losses are included in net income in the period in which they arise unless hedge accounting criteria are met. Available for sale financial instruments are measured at fair value and changes in fair value are recorded in other comprehensive income until the assets are removed from the balance sheet. Investments classified as available for sale are written down to fair value through income whenever it is necessary to reflect other than temporary impairment.

              As a result of adopting Section 3855, the Company has classified its financial instruments as follows: cash and cash equivalents as held-for-trading, short term investments as available for sale, restricted cash as loans and receivables, and accounts payable, accrued liabilities, long term debt including the Royal Gold Production Payment, as other financial liabilities. Long term debt is initially measured at fair value and subsequently measured at amortized cost. The amortized cost of the Royal Gold Production Payment is determined using the effective interest method.

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

              Section 1530 introduces new standards for the presentation and disclosure of the components of comprehensive income. Comprehensive income is defined as the change in net assets of an enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. The Company had no transactions or other events that would be classified as other accumulated comprehensive income or as other comprehensive income at January 1, 2007 or during the year ended December 31, 2007.

              Section 3865 identifies when hedge accounting can be applied and it builds upon existing Canadian GAAP guidance which specifies how hedge accounting is applied and disclosed. This standard did not affect the Company’s reporting because the Company does not qualify to use hedge accounting at this time.

              New Accounting Standards to be Adopted.

              In December 2006, The Canadian Institute of Chartered Accountants (“CICA”) issued section 1535- “Capital Disclosures”. This section establishes standards for disclosure concerning a company’s objectives, policies and processes for managing capital and this section is effective beginning January 1, 2008. The Company expects to expand its disclosure as required by this section.

              In March 2007, the CICA issued section 3862- Financial Instruments- Disclosures and section 3863 Financial Instruments- Presentation, which together comprise a complete set of disclosure and presentation requirements that revise and enhance current disclosure obligations. Section 3862 requires disclosure of additional detail by financial asset and liability categories. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. The standard deals with the classification of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and the circumstances in which financial assets and liabilities are offset. These sections are effective January 1, 2008. The Company is currently evaluating the impact of these sections on its financial statement disclosure and presentation.

              In June 30, the CICA issued section 3031-Inventories, which provides guidance on the measurement and disclosure requirements for inventories. This pronouncement requires inventories to be measured at the lower of cost and net realizable value and provides guidance on the determination of cost and its subsequent recognition as an expense, including any write-down to net realizable value. This section is effective January 1, 2008. The Company does not expect the adoption of this section to result in material changes to its consolidated financial statements.

              In February 2007, the FASB issued SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which will permit entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective in our 2008 financial statements. We do not expect to adopt the fair value option.

              In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements, (SFAS 157), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our financial position results or results of operations.

              In December 2007, FASB issued SFAS NO. 141 (R) “Business Combinations”. This standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141 (R) will change the accounting for assets acquired and liabilities assumed in a business combination s follows:

  acquisition costs will generally be expensed as incurred;

  non controlling interests will be valued at fair value at the acquisition date;

  acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;

  in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

  restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

  changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

              The adoption of SFAS No 141 (R) may have an effect on our consolidated financial statements as the Company may from time to time acquire or contemplate acquiring the non controlling interest in Revett Silver Company. Any future business combination occurring on or during the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this guidance.

              In December 2007, FASB issued SFAS N0. 160 “Non Controlling Interests in Consolidated Financial Statements - an amendment of No. ARB 51” that is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently evaluating the potential effect of this statement on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

              Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, the economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $3.23 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $13.38. Currently the prices for both metals are at or near their highs for this time period. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

              During the twelve months ended December 31, 2007, the Company reported sales revenue of $39 million dollars on sales of approximately 9.0 million pounds of payable copper and 964,916 ounces of payable silver. During this period copper and silver prices averaged $3.22 per pound and $13.10 per ounce respectively. Had the price of copper or silver changed by $1.00 each, revenue would have changed by approximately $10.0 million.

              A substantial portion of the Company’s cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $4.0 million of the Company’s short term investments are in the form of certificates of deposit issued by the a major Canadian chartered bank and are denominated in Canadian dollars which exposes the Company to some foreign exchange risk.

Item 8. Financial Statements and Supplementary Data.

              The consolidated balance sheets of Revett Minerals as at December 31, 2007, and 2006, and consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for each of the years in the three year period ended December 31, 2007 included in this report have been audited by KPMG LLP, Vancouver, British Columbia, Canada, independent registered public accountants. Such financial statements have been prepared in accordance with Canadian generally accepted accounting principles, but contain a reconciliation to generally accepted accounting principles in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              There were no changes in or disagreements with the registrant’s accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

              Management of the Company is responsible for adopting an internal control system that gives it and the board of directors reasonable assurance that the Company’s financial statements present fairly its financial position and activities. Management is also responsible for establishing and maintaining disclosure controls and procedures that provide reasonable assurance the material information concerning the Company and its consolidated subsidiaries is appropriately disclosed.

              Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in its periodic reports and other information filed under the Securities Exchange Act, as amended (“the Exchange Act”) is recorded, processed, summarized and accurately reported within the time periods prescribed by the Securities and Exchange Commission’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to the Company’s management, including its chief executive office, its chief financial officer and other principal accounting officers, so such persons can make timely decisions regarding disclosure,

              In 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer, who concluded that such controls and procedures were effective as of December 31, 2007.Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at December 31, 2007 to endure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

              Internal Controls over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our assets are being made only in accordance with the authorizations of management and directors; and provided reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of assets that could have a material effect on our financial statements. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that degree of compliance with the policies and procedures may deteriorate.

              As permitted by the transitional period established by the Securities and Exchange Commission (Item 308T), the Company has not yet completed, in its entirety, its evaluation as to whether internal controls over financial reporting are effective. Accordingly this annual report does not include a report of managements’ assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm. Our evaluation has been on-going for a large part of 2007 and is expected to be completed in 2008. During this evaluation certain weakness were identified and corrective action was taken. Specifically, the Company’s chief executive officer and chief financial officer concluded that additional expertise was needed to assist the company in determining future income tax liabilities and assets in conjunction with its preparation of the current year income tax provision, interpreting new and emerging US GAAP pronouncements affecting certain complex financial reporting issues, and determining the correct accounting for unusual or non-recurring complex transactions.

              Changes in Internal Controls. In order to remedy certain material weaknesses identified in its evaluation of the Company’s effectiveness of its internal controls over financial reporting, the Company engaged an outside professional services firm in the second quarter of 2007 to review its estimates of future income tax liabilities and assets, and to conduct a quarterly review of its estimates of its current income tax provision. The Company may engage this firm in the future to analyze the tax positions taken in its financial reporting. As of December 31, 20007, the Company had paid this firm less than $15,000 in connection with this engagement. During the second quarter, the Company also retained an independent professional accounting firm to review the Company’s treatment of unusual or complex transactions, assist the Company in interpreting new GAAP pronouncements, and conduct a detailed review of its internal controls over financial reporting. As of December 31, 2007, this firm was paid approximately $66,200 for all of the services provided.

Item 9B. Other Information.

              There is no information that was required to be disclosed by the registrant on Form 8-K during the fourth quarter of the year ended December 31, 2007 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

              Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of March 31, 2008 are set out below. The Company’s board of directors consisted of six members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed, and qualified. The board of directors appoints the executive officers annually.

Director or Executive Officer	Age	Position with the Company

William Orchow (1)	62	President, Chief Executive Officer and Director

Scott Brunsdon	51	Chief Financial Officer and Secretary

Carson Rife	50	Vice President of Operations

Douglas Ward	42	Vice President of Corporate Development

John W.W. Hick (1), (2), (4)	58	Director

David R. Lewis (3)	62	Director

John G. Shanahan (3), (4)	47	Director and Chairman

Daniel Tellechea (2) (3), (4)	61	Director

Louis P. Gignac (1), (2)	58	Director

(1)	Member of the Environmental and Safety Committee of the board of directors
(2)	Member of the Compensation Committee of the board of directors
(3)	Member of the Audit Committee of the board of directors
(4)	Member of the Governance and Nominating Committee of the board of directors

              Biographies of Corporate Directors and Executive Officers.

              William Orchow. Prior to joining Revett Silver as an officer in September 2003, Mr. Orchow was president and chief executive officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott’s mineral mines, with the exception of its Bingham Canyon Mine, from November 1994 to December 2002. From June 1993 to October 1994, he was president and chief executive officer of Kennecott Energy Company, the third largest producer of coal in the United States, and prior to that was vice president of Kennecott Utah Copper Corporation. Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities. He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association. Mr. Orchow is currently a director of Little Squaw Gold Mining Company and is a member of the board of trustees of Westminster College in Salt Lake City and president and a trustee of the Northwest Mining Association. He graduated from the College of Emporia in Emporia, Kansas with a bachelors of science in business.

              Scott Brunsdon. Prior to joining Revett Silver as an officer in June 2004, Mr. Brunsdon was chief financial officer of Hillsborough Resources Limited (from May 2002 to June 2004), chief financial officer of Dayton Mining Corporation (from November 1999 to January 2002), and chief financial officer of Placer Dome North America Inc. and

Placer Dome US Inc. (from March 1991 to May 1999). Mr. Brunsdon graduated from the University of Saskatchewan in 1979 and received a MBA degree from the University of British Columbia in 1983.

              Carson Rife. Prior to joining Revett Silver in February 2003, Mr. Rife was the Director of Engineering and Project Development for Apollo Gold, Inc. (from February 1998 to April 2002). Before that, he worked in various operating capacities for Pegasus Gold Inc. Mr. Rife holds a bachelor of science degree in mining engineering from the Montana College of Mineral Science and Technology in Butte, Montana.

              Douglas Ward. Mr. Ward was appointed vice president of corporate development of Revett Silver in October 2003. Prior to that, he held several positions at Coeur d’Alene Mines Corporation (from April 2000 to May 2003), including manager of corporate development, senior financial analyst and assistant treasurer. From November 1996 through February 2000, Mr. Ward was a technical analyst for N.M. Rothschild & Sons Ltd., where he evaluated bank exposure and project financing activities. He worked as a mining engineer for the Engineering and Economic Evaluation Division of the U.S. Bureau of Mines while attending graduate school, and has also been employed as a mining engineer/engineering assistant at a development-stage gold mine in Ghana and at ASARCO’s Leadville, Colorado unit. Mr. Ward holds a bachelor of sciences degree in mining engineering from the Colorado School of Mines and a MBA degree from the University of Denver.

              John W.W. Hick Mr. Hick is a director and president and chief executive officer of his own consulting firm, John W.W. Hick Consultants Inc. In addition to being a director of Revett Minerals, he is also a director of Carpathian Gold Inc., First Uranium Corporation, Hudson Resources Inc., Western Keltic Mines Inc, and Silver Eagle Mines Inc., where he serves as Chairman. Mr. Hick has held various senior positions with mining companies, most recently as chief executive officer of Rio Narcea Gold Mines Ltd. (from December 2004 to January 2006). Prior to its acquisition by Rio Narcea, he was president and chief executive officer of Defiance Mining Corp. and its predecessor, Geomaque Explorations Ltd. Mr. Hick was president (from 1993 to 1996) and later vice-chairman (from 1996 to June 1997) of TVX Gold; chairman of Rayrock Yellowknife Mines Ltd. (from 1998 to 1999) until it was acquired by Glamis Gold Ltd.; senior vice-president of Placer Dome Inc. (from 1987 to 1990); and vice-president and general counsel of the Dome Mines Group of Companies (from 1981 to 1987). Mr. Hick graduated with a BA from the University of Toronto in 1973 and an LLB from the University of Ottawa in 1976.

              David R. Lewis. Mr. Lewis has over thirty-five years of corporate finance related business experience and has served as chairman of the Company’s audit committee since August 2004. Mr. Lewis is currently an independent management and financial consultant. During the past five years Mr. Lewis has served in the following capacities; a director and chairman of the audit committee of Holloman Energy Corporation ( from October 2007 to present), chief financial officer of Aurelian Resources Inc. (from May 2004 to August 2007), chief financial officer of Starfield Resources Inc. (from May 2006 to July 2007), chief financial officer of Kahn Resources Inc. (from June 2005 to December 2006) and chief financial officer of Fibre Optic Systems Technology Inc. (from August 2004 to April 2006). Mr. Lewis also served as a vice president of Kingsdale Capital Markets between September 2002 and October 2003 and he was a director of Khan Resources Inc. from June 2005 to January 2006. Mr. Lewis has accumulated strong global experience in the funding, management, compliance and governance of mining and high tech entities. He obtained a Chartered Accountant designation in 1974 while working at Coopers & Lybrand in Toronto, and received a bachelor of engineering degree in metallurgy from Dalhousie University in Halifax, Nova Scotia in 1969.

              John G. Shanahan. Mr. Shanahan is currently an independent commodities risk management consultant. Between May 2004 and October 2006, when the company was acquired by Lundin Mining Corp., he was a director of EuorZinc Mining Corporation. In addition, he has held various senior management positions with companies engaged in the natural resources commodities markets, including being a commodities trader of Barclays Capital, senior vice president of Rothschild Inc., and marketing manager of Pasminco and Australian Mining and Smelting. Mr. Shanahan holds a bachelor of commerce degree from the University of Melbourne, a graduate diploma in Systems Analysis and Design from the Royal Melbourne Institute of Technology, and a MBA degree from the Columbia School of Business.

              Daniel Tellechea. Mr. Tellechea is currently the president and chief executive officer and director of Dia Bras Exploration, and a director of Silver Eagle Mines, Inc. Formerly he was president and chief executive officer of ASARCO Inc. (from 2003 to 2005). Mr. Tellechea was also a director of ASARCO between 1999 and 2005. Between 1994 and 2003, Mr. Tellechea was the managing director for finance and administration of Grupo Mexico, ASARCO’s parent corporation, and from 1999 to 2003, served as ASARCO’s chief financial officer and as vice president finance for Southern Peru Copper Corporation, which is majority owned by Grupo Mexico. Mr. Tellechea received a bachelor of sciences in accounting from Tecnologico de Monterrey (Mexico) in 1968 and a MBA degree in 1983.

              In 2005, ASARCO LLC (formerly ASARCO Inc.), a wholly owned subsidiary of Grupo Mexico filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. Mr. Tellechea was a director of ASARCO and its president and chief executive officer at the time of the filing. He resigned from ASARCO on November 14, 2005. ASARCO remains in Chapter 11 as of the date of this report. ASARCO owns approximately 2.5 million shares of Class B common stock of Revett Silver.

              Louis P. Gignac. Mr. Gignac is currently a director of Domtar Corp., Gaz Metro Inc., Franco Nevada Corp. and St. Andrew Goldfields Ltd. He has long been involved in Canadian mining activities, most recently as the president and chief executive officer of Cambior Inc. (from 1986 to 2006) and in senior management positions at Falconbridge Copper Corp. (from 1982 to 1986) and Exxon Minerals Company (from 1981 to 1982). Mr. Gignac received a bachelors degree in applied science from Laval University in 1973, a master’s degree in Mineral Engineering from the University of Minnesota in 1974, and a doctoral degree in mining engineering from the University of Missouri-Rolla in 1979. He was appointed to the Company’s board of directors in November 2007.

              Corporate Governance Practices and Policies. The Company’s corporate governance practices and policies are administered by the board of directors, by committees of the board appointed to oversee specific aspects of the Company’s management and operations, and pursuant to written charters, mandates and policies adopted by the board and such committees. The overall goal of these practices and policies is to ensure that every aspect of the Company’s business is conducted in accordance with best corporate practice standards and the requirements of all applicable laws.

              Independence of the Board. The Company’s board consists of six directors, five of whom are not also executive officers and are thereby considered to be independent under the rules of the Toronto Stock Exchange. The sole non-independent director is William Orchow, who also serves as the Company’s president and chief executive officer. The independent directors meet outside the presence of management and Mr. Orchow prior to or during most regularly scheduled meetings of the board. During the year ended December 31, 2007, the Company’s board of directors met 10 times and the independent members of the board met separately five times.

              Board Meetings. The board of directors is headed by a chairman of the board, a position that is currently occupied by John Shanahan. The chairman is responsible for determining the frequency and content of board meetings, ensuring that the directors are provided with meeting and briefing materials in a timely manner, ensuring management’s attendance at the meeting to deliver required reports and answer any questions the directors may have concerning the Company or its operations, and, in general, conducing the meetings in an orderly, responsible and informative manner. The chairman also acts as the chair of the Company’s annual meeting of shareholders. These responsibilities are more fully described in the board’s charter, described below, and in a position description adopted by the board. Attendance for the ten meetings is as follows: all directors attended all board of director meetings during the periods they were directors with the exception that both Mr. Shanahan and Mr. Tellechea were absent for one meeting. Mr. Gignac attended all meetings at which he was eligible.

              The Board Charter. The board has adopted a governance document or charter that defines its management and supervisory responsibilities and the Company’s strategic objectives. The board’s primary responsibility under the charter is to foster the long term success of the Company and build long term value for its shareholders, all in a manner that is consistent with the board’s fiduciary duties and sound governance principles.

              The board is empowered under its charter to delegate certain of these responsibilities to a committee or committees comprised of directors. Four such committees existed as of the date of this report: an audit committee, a compensation committee, a corporate governance and nominating committee, and an environment and safety committee, each of which is described in more detail below. These committees make recommendations and findings that are then reported directly to the entire board for approval. The mandate, composition and structure of each committee are also approved by the board.

              The board has the following additional responsibilities:

  it selects and appoints the Company’s president and chief executive officer, who is responsible for the Company’s day-to-day management and operations, and is responsible for the Company’s pursuit of its strategic goals;

  it reviews and approves the persons selected by the president and chief executive officer to serve as other executive officers or senior managers of the Company;

  it evaluates the performance of the Company’s executive officers and, with advice from the compensation committee of the board, reviews and approves their compensation, and, if necessary, replaces them;

  it periodically reviews and approves the Company’s operating strategies, sets objectives, performance targets and budgets, and measures the Company’s actual performance against such targets and budgets;

  it reviews and approves the Company’s internal control policies, including, prospectively, the internal control policies mandated by Section 404 of the Sarbanes-Oxley Act of 2002;

  it conducts annual on-site visits of the Company’s principal facilities and properties;

  it approves all annual budgets, and all acquisitions, divestitures and material investments;

  it evaluates the Company’s risk management plans and its management succession plans;

  in conjunction with the audit committee of the board, it reviews and approves all of the Company’s internal and external financial reports all correspondence and communications to the Company’s shareholders;

  it reviews and approves Company-wide policies, such as its timely disclosure policy, confidentiality and insider trading policy, and whistle blower policy, to ensure that such policies conform to best corporate standards practices and applicable laws, and are being properly administered and followed; and

  it ensures that the Company has other proper mechanisms in place to guide its activities in compliance with all applicable legal and regulatory requirements.

              Orientation of New Directors and Continuing Education. The Company presently does not have a formal procedure for orienting new directors to the Company. This said, all new directors are given comprehensive information about the Company and its management when they are first appointed or elected, and are afforded the opportunity to meet with the Company executive officers and other members of senior management and to visit the Company’s operations and projects to gain a more complete understanding of the Company and its business.

              Ethical Business Conduct. Management of the Company is committed to fostering and maintaining a culture of high ethical standards and compliance, and has adopted various policies (consisting of a code of business ethics, a timely disclosure policy, a confidentiality and insider trading policy, and a whistle blower policy) that are designed to ensure the integrity of its operations and activities. A key aspect of this commitment is ensuring that the Company’s employees work in an environment that encourages them to bring their concerns to the attention of management, who will promptly and professionally address them. All of the Company’s directors, executive officers and employees have been apprised on an annual basis of the content and objectives of these policies, specifically, how to report suspicious or potentially unethical or unlawful acts or conduct that violates the policies. Each of the Company’s employees is authorized to contact the Company’s outside counsel on a confidential basis if he or she becomes aware of acts or conduct that has been reported to, but not rectified by management.

              Committees of the Board of Directors.

              Audit Committee.

              Composition and Responsibilities. The audit committee is comprised of three or more members of the board who are not also executive officers (and are therefore independent of the Company’s management), and operates pursuant to a charter adopted by the board. The charter generally authorizes the committee to assist the board in overseeing the Company’s financial reporting and its communications with the investing public. Specifically, the charter specifies that the audit committee is responsible for:

  recommending the external auditors and approving their compensation;

  overseeing the work of the external auditors, including the resolution of disagreements with management concerning financial reporting;

  reviewing the external auditors’ audit plan, including the scope, procedures and timing of the audit;

  reviewing the Company’s annual audited financial statements and the quarterly interim unaudited financial statements, satisfying itself that the financial statements are presented in accordance with generally accepted accounting principles, and reporting and recommending to the board, prior to their filing or dissemination, whether the financial statements should be approved;

  with respect to the annual audited financial statements, discussing any significant issues regarding accounting principles, practices, and judgments of management with management and the external auditors;

  satisfying itself that the information contained in the annual audited financial statements and the quarterly interim financial statements are not significantly erroneous, misleading or incomplete, and that the audit or interim review functions have been effectively performed;

  reviewing and, if appropriate, recommending to the board for approval management’s discussion and analysis relating to annual and interim financial statements, earnings press releases, and any other public disclosures that are required to be reviewed by the committee under applicable law prior to their being filed or disseminated;

  obtaining timely reports from the external auditors concerning accounting policies and practices, including any alternative treatments of financial information that were discussed with management;

  pre-approving all non-audit services provided by the external auditors;

  annually reviewing fees paid to the external auditors and other professionals with respect to audit and non-audit services;

  approving the Company’s hiring of any current or former partner or employee of the Company’s current or any former external auditor; and

  monitoring and assessing the relationship between management and the external auditors, and supporting the independence and objectivity of the external auditors.

  adopting policies regarding the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, including confidential, anonymous submissions by employees of the Company regarding any questionable accounting or auditing matters;

  making inquiring of management and the external auditors concerning internal and external significant financial risks or exposures affecting the Company, and assessing any steps management has taken to mitigate such risks or exposures;

  reviewing post-audit or management letter containing the recommendations of the external auditors, as well as management’s response and subsequent follow-up to any identified weaknesses;

  ensuring that the Company has adopted an appropriate standard of corporate conduct including, if necessary, a corporate code of business ethics applicable to the Company’s employees and any consultants retained by the Company;

  overseeing any related party transactions involving the Company; and

  performing such other activities as are consistent with the audit committee’s charter and applicable law that the committee or the board deem necessary or appropriate.

              In fulfilling its responsibilities, the audit committee is authorized and empowered to conduct any investigation it deems necessary or appropriate, and, in doing so, may request the attendance of the external auditors, as well as any officer of the Company, or the Company’s outside counsel, at any meeting of the committee or its advisors. The committee has unrestricted access to the books and records of the Company, and is authorized to retain special legal, accounting, or other consultants or experts to assist it. The committee is further empowered to review and assess the adequacy of its mandate annually and submit any proposed revisions to the board of directors for approval.

              The audit committee and its members are required to meet all applicable legal, regulatory and listing requirements, including applicable securities laws and regulations, the listing requirements of the Toronto Stock Exchange, and applicable provisions of the Canada Business Corporations Act. Each member of the committee is required to be both “independent” and “financially literate” as such terms are defined in Multilateral Instrument 52-110 adopted by the Canadian provincial securities regulatory authorities.

              The audit committee meets no less often than quarterly, at the discretion of the chairman or a majority of its members, as circumstances dictate or as may be required by applicable legal or listing requirements. A minimum of two and at least 50% of the members of the committee present either in person or by telephone constitute a quorum for the conduct of committee business. Whenever a vacancy occurs, the remaining members may exercise all of their powers and responsibilities of the committee so long as a quorum of the committee members remains in office. Matters voted upon by the committee are decided by a majority of votes cast at the meeting. The committee may also take action in lieu of a meeting with the unanimous written consent of all the members. All decisions or recommendations of the committee require board approval prior to being implemented. The committee is required to keep a written record of its meetings, which are also submitted to the board.

              Current Members. The audit committee is presently comprised of David Lewis, John Shanahan and Daniel Tellechea, with Mr. Lewis serving as chairman. During the year ended December 31, 2007, the committee met four times.

              Compensation Committee.

              Composition and Responsibilities. The compensation committee is comprised of two or more members of the board who are not also executive officers, and operates pursuant to a mandate adopted by the board. The mandate generally authorizes the committee to assist the board with respect to human resources, management continuity and compensation matters. Specifically, the mandate specifies that the compensation committee is responsible for:

  reviewing compensation matters and making recommendations to the board concerning executive officer and director compensation, including salaries, bonuses, stock-based awards and grants, and the terms and conditions of employment contracts;

  making recommendations to the board concerning general salary guidelines;

  proposing, approving and overseeing the implementation of competitive, incentive-based compensation plans and proposals, in order to attract and retain quality personnel;

  administering the Company’s compensation plans;

  reviewing the Company’s benefits and perquisites plans or arrangements, and making recommendations to the board;

  ensuring that the Company’s compensation philosophy and practices are consistent with the objectives of enhancing shareholder value and attracting and retaining qualified senior management personnel; and

  overseeing the Company’s management succession planning.

              The compensation committee meets at least annually to consider and make recommendations to the board. Typically, the principal executive officer of the Company makes recommendations to the committee concerning individual salary levels, bonuses, equity based incentives and other forms of compensation for all of the executive officers other than himself, which are then reviewed and submitted to the full board for approval. The compensation committee makes its own recommendation concerning the principal executive officer’s salary, bonus and other types of compensation. The compensation committee also reviews the adequacy and form of director compensation on an annual basis. In general the compensation committee strives to ensure the Company’s compensation is competitive with that of its peers, reflects the performance of the Company, and is aligned with the interest of the Company’s shareholders. In carrying out its mandate, the compensation committee is authorized to undertake such surveys as it deems appropriate and, if necessary, to hire outside consultants and advisors. The compensation committee also prepares an annual report regarding executive compensation that is included in the information circular that is disseminated to the Company’s shareholders in conjunction with each annual meeting of shareholders.

              Current Members. The compensation committee is presently comprised of John W.W. Hick, Louis Gignac and Daniel Tellechea, with Mr. Hick serving as chairman. During the year ended December 31, 2007, the committee met two times and it met an additional two times in early 2008.

              Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2007, (a) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officer’s served on the Company’s compensation committee; (b) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Company’s compensation committee; and (c) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company. The compensation committee has reviewed and discussed Item 11 of this report, specifically including the subsection entitled “Compensation Discussion and Analysis.”

              Corporate Governance and Nominating Committee.

              Composition and Responsibilities. The corporate governance and nominating committee is comprised of three members of the board who are not also executive officers. The primary functions of the committee are to assess the effectiveness of the board and its individual members, periodically review and asses the Company’s governance practices, propose new nominees for or appointments to the board, and orient new directors as to Company’s operations, goals and strategies.

              Current Members. The corporate governance and nominating committee is presently comprised of John W.W. Hick, John Shanahan and Daniel Tellechea, with Mr. Tellechea serving as chairman. During the year ended December 31, 2007, the committee met one time.

              Environmental and Safety Committee.

              Composition and Responsibilities. The environmental and safety committee is comprised of three directors and assists the board in overseeing environmental and safety matters. The primary responsibility for environmental and safety issues, including compliance with applicable laws and regulations rests with management. The committee assists the board of directors however in establishing, reviewing and complying with the Company’s policies and goals. The committee also oversees the performance of the Company in adhering to applicable laws and regulations.

              Current Members. The environmental and safety committee is presently comprised of Louis Gignac, William Orchow and John W.W. Hick, with Mr. Gignac serving as chairman. During the year ended December 31, 2007, the committee met two times.

[The balance of this page has been intentionally left blank.]

Item 11. Executive Compensation.

              Summary Compensation Table. The following table summarizes the compensation for the fiscal years ended December 31, 2007, 2006 and 2005, of our principal executive officer, principal financial officer and our two other executive officers, and our two most highly compensated other individuals for whom such information would have been required had they been serving as executive officers as of December 31, 2007. None of the persons depicted in the table received any stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during the years shown.

				Option	All Other
Name and		Salary	Bonus (1)	Awards (2)	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)

William Orchow (3)	2007	250,000	90,000	79,500(4)	-	419,500
President and Chief	2006	195,000	97,500	50,625 (4)	-	343,125
Operating Officer	2005	157,987	75,000	0	-	232,987

Scott Brunsdon ((3) 5)	2007	175,000	59,100	53,000	-	287,100
Chief Financial Officer	2006	135,000	50,700	33,750	-	219,450
and Secretary	2005	126,282	45,000	0	-	171,282

Carson Rife (3)	2007	175,000	52,500	53,000	1,398 (6)	281,898
Vice President of	2006	130,000	45,900	25,312	1,075 (6)	202,287
Operations	2005	121,231	45,000	0	1,290 (6)	167,521

Douglas Ward (3)	2007	150,000	45,000	31,800	-	226,800
Vice President of	2006	125,000	45,900	20,250	-	191,150
Corporate Development	2005	121,231	40,000	0	-	161,231

Douglas Miller (7)	2007	119,000	1,000		-	120,000
General Manager of	2006	95,000	500	16,875	-	112,375
the Troy Mine	2005	90,923	27,000	0	-	117,923

Frank Duval (8)	2007	-	-	-	-	-
Manager of Government	2006	126,457	-	-	-	126,457
Affairs	2005	181,846	-	-	2,055 (6)	183,901

(1)        2007 bonuses relate to performance during that year, but were awarded in March 2008. 2006 and 2005 bonuses relate to performance in that year, but were awarded in the following year.

(2)        Options awards were valued using the Black-Scholes option pricing model. For a discussion of the assumptions used in valuing such option awards, see Note 9 to the Company’s consolidated financial statements included in this report. There were no forfeitures of option awards for the years shown.

(3)        Reflects salary compensation paid to each of the four named individuals during 2007. See the subsection of this report entitled “Employment Agreements with Executive Officers” for information concerning the named individuals’ base salaries for the year ending December 31, 20087.

[Footnotes continue on the following page]

(4)        Reflects the value of options awards granted to Mr. Orchow during the year in his capacity as a director and officer of Revett Minerals. Mr. Orchow was appointed president and chief operating officer of Revett Silver in September 2003 and was appointed chief executive officer in March 2004. Mr. Orchow has served as president and chief executive officer of Revett Minerals since the company’s inception in August 2004.

(5)        Mr. Brunsdon was appointed chief financial officer of Revett Silver in June 2004 and has served as chief financial officer of Revett Minerals since the company’s inception in August 2004.

(6)        Consists of automobile expense allowances.

(7)        Mr. Miller joined the Company in April 2004.

(8)        Mr. Duval resigned from the Company effective as of July 31, 2006.

              Grants of Plan-Based Awards. The following table sets forth information concerning equity incentive plan awards that were granted to our principal executive officer, principal financial officer and our two other executive officers during the year ended December 31, 2007. None of the persons depicted in the table received stock awards or non-equity incentive plan awards during the year. None of such incentive plan awards are contingent on the achievement of performance goals.

Grants of Plan-Based Awards
	Estimated Future Payouts under						Grant
	Equity Incentive Plan Awards				Other Option	Exercise	Date
		Threshold	Target	Maximum	Awards	Price	Value
Name	Grant Date	(#)	(#)	(#)	(#)	($)	($)
William Orchow	01/10/07	150,000	n/a	n/a		(Can) 1.10	79,500
Scott Brunsdon	01/10/07	100,000	n/a	n/a		(Can) 1.10	53,000
Carson Rife	01/10/07	100,000	n/a	n/a		(Can) 1.10	53,000
Douglas Ward	01/10/07	60,000	n/a	n/a		(Can) 1.10	31,800

              Outstanding Equity Awards at Fiscal Year-End. The following table sets forth information concerning the outstanding equity awards at December 31, 2007 held by our principal executive officer, principal financial officer and our two other executive officers. None of the persons depicted in the table held any stock awards at such date.

Outstanding Equity Awards at Fiscal Year-End
		Equity Incentive Plan Awards:
	Number of Securities Underlying		Number of Securities	Average
	Unexercised Options		Underlying Unexercised	Exercise	Option
	Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name	(#)	(#)	(#)	Can ($)	Date
William Orchow	100,000	200,000	0	1.10	2011-2012
Scott Brunsdon	66,667	133,333	0	1.10	2011-2012
Carson Rife	66,667	108,333	0	1.10	2011-2012
Douglas Ward	40,000	80,000	0	1.10	2011-2012

              Options Exercised in Last Fiscal Year. None of our principal executive officer, principal financial officer and our two other executive officers exercised any stock options during the fiscal year ended December 31, 2007.

              Employment Agreements with Executive Officers. Each of our four executive officers has entered into an employment agreement with Revett Silver, our wholly-owned Montana subsidiary. Each agreement is for a term of three years and is renewable annually thereafter, and each provides for the payment of salary and medical and other fringe benefits, the award of stock options, and severance payments in the event the executive officer’s employment is terminated without cause, upon the occurrence of a change in control event, or other than for good reason. A “change in control” event occurs under the agreements when a person or entity beneficially acquires 25 percent or more of our voting securities, or when, in a contested election of directors, the persons who were directors immediately prior to the election contest cease to constitute a majority of the board of directors. “Good reason” is defined in the agreement to include a material change in the executive officer’s duties and responsibilities, a reduction in his salary or medical and other fringe benefits, or, following a change in control, the Company’s failure to enter into a replacement employment agreement with the executive officer that is reasonably satisfactory to him.

              Our agreement with William Orchow is dated January 1, 2004 and provided for an annual salary of $60,000, subject to periodic adjustment. (For the year ended December 31, 2007, Mr. Orchow received a base salary of $250,000.) If Mr. Orchow’s employment is terminated without cause, then he is entitled to receive 36 months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and 24 months of benefits. Mr. Orchow received 300,000 shares of Revett Silver common stock as a signing bonus when he entered into the employment agreement. These shares were later converted into an equal number of shares of Revett Silver Class B common stock in conjunction with the Company’s February 2005 reorganization. Mr. Orchow may terminate the agreement unilaterally upon one month’s notice.

              Our agreement with Scott Brunsdon is dated June 15, 2004 and provided for annual salary $125,000, subject to periodic adjustment. (For the year ended December 31, 2007, Mr. Brunsdon received a base salary of $175,000.) If Mr. Brunsdon’s employment is terminated without cause, then he is entitled to receive eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and twelve months of benefits. Mr. Brunsdon may terminate the agreement unilaterally upon one month’s notice.

              Our agreement with Carson Rife is dated February 1, 2004 and provided for an annual salary of $120,000, subject to periodic adjustment. (For the year ended December 31, 2007, Mr. Rife received a base salary of $175,000.) If Mr. Rife’s employment is terminated without cause, then he is entitled eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and twelve months of benefits. Mr. Rife may terminate the agreement unilaterally upon one month’s notice.

              Our agreement with Douglas Ward is dated October 1, 2003 and provided for an annual salary of $120,000, subject to periodic adjustment. (For the year ended December 31, 2007, Mr. Ward received a base salary of $150,000.) If Mr. Ward’s employment is terminated without cause, then he is entitled eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and twelve months of benefits. Mr. Ward may terminate the agreement unilaterally upon one month’s notice.

              Compensation of Directors. The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2007. Mr. Gignac was appointed in the board in November 2007 and his compensation is for only part of the year. William Orchow is also an executive officer of the Company. The compensation shown for Mr. Orchow in the following table reflects only the stock options he received for such year in his capacity as a director and officer. None of our directors received any other form of compensation during the year.

		Director Compensation
	Fees earned	Option	All Other
	or Paid in Cash	Awards	Compensation	Total
Name	($)	($) (1) (2)	($)	($)
William Orchow	0	79,500	0	79,500
John W.W. Hick	45,000	79,500	0	124,500
David R. Lewis	51,000	79,500	0	130,500
John G. Shanahan	47,000	79,500	0	126,500
Daniel Tellechea	46,000	79,500	0	125,500
Louis P. Gignac	3,875	109,200	0	113,075

[Footnotes are on the following page]

(1)        Options awards were valued using the Black-Scholes option pricing model. For a discussion of the assumptions used in valuing such option awards, see Note 9 to the Company’s consolidated financial statements included in this report.

(2)        As of December 31, 2007, each of our directors other than Mr. Orchow and Mr. Gignac had been awarded options for the purchase of 475,000 shares of common stock. The aggregate grant date value of these options for each such director is approximately (Can) $153,000. In 2007, upon his appointment to the board of directors Mr. Gignac was awarded stock options for the purchase of 210,000 common shares with a grant day value of (Can) $107,100

              During the year ended December 31, 2007, directors other than Mr. Orchow received an attendance fee of $2,000 for each board meeting they attended and a fee of $1,000 for each committee meeting they attended. Directors who are not also executive officers of the Company also received an annual retainer of $15,000 that was paid, at the option of the director, in cash or through the issuance of shares of Revett Minerals common stock.

              In addition to these payments, the chairman of the board of directors received an additional $5,000 per year for serving as chairman, and the chairmen of the audit, compensation, and corporate governance and nominating committees received an additional $10,000, $5,000 and $5,000 per year, respectively. Directors are also reimbursed for travel expenses incurred in connection with their attendance at board and committee meetings, and directors who are not also executive officers are eligible to receive stock options under Revett Minerals equity incentive plan. During the year ended December 31, 2007, each director other than Mr. Orchow and Mr. Gignac received 150,000 five-year options, exercisable at (Can) $1.10 per share under the plan. Mr. Gignac received 210,000 five year stock options, exercisable at (Can) $0.84. During 2006, the directors who are not also executive officers each received 150,000 five-year options exercisable at (Can)$1.10 per share under the plan, and during 2005, each such director received 25,000 five-year options exercisable at $0.75 per share and 150,000 five-year options exercisable at (Can)$0.76 per share under the plan.

              In early 2008 the compensation committee reviewed the compensation of the directors given the heavy demands on their time required by the Company and frequency of meetings the Company has held and plans on holding in 2008. Effective January 1, 2008 the annual retainer was increased to $25,000 and the annual payment to the Chairman was increased to $15,000.

              Compensation Discussion and Analysis.

              Our Compensation Philosophy and Policies. Our executive compensation philosophy has been designed with the following objectives: to attract and retain the best possible executive talent; to provide an economic framework to motivate these executives to achieve goals consistent with our business strategy; to provide an identity between executive and shareholder interests through stock option plans; to be competitive within our peer group of mining companies; and to provide a compensation package that recognizes an executive's individual results and contributions to the company's relative and absolute performance.

              Salary. The key elements to our executive compensation philosophy are salary, cash bonus awards and incentive stock options. Salaries are based on the position held, the executive officer’s experience performance, and the market for executive talent, the latter of which provides a comparison of salaries for similar positions at other mining companies. Where appropriate, the board of directors also considers other performance measures, such as safety, environmental awareness and improvements in relations with our shareholders, employees, the public and government regulators.

              Typically, the principal executive officer of the Company makes recommendations to the committee concerning individual salary levels, bonuses, equity based incentives and other forms of compensation for all of the executive officers other than himself, which are then reviewed and submitted to the full board for approval. The compensation committee makes its own recommendation concerning the principal executive officer’s salary, bonus and other types of compensation. The other executive officers play no role with respect to their compensation other than to meet with the compensation committee to establish agreed goals and objectives that are determinative of their respective bonuses. These goals and objectives are established at the beginning of each fiscal year.

              The board of directors has traditionally maintained salary compensation at levels roughly in line with those of other companies within our peer group. Beginning in 2006 and continuing in 2007, the compensation committee surveyed the compensation paid to other executives within a peer group of companies comprised of Chariot Resources Ltd, First Majestic Silver Corp., Fronterra Copper Corporation, Mines Management, Inc., and Sabina Silver Corp. in order to establish compensation packages that were both competitive and appropriate to the Company’s situation.

              Incentive Compensation. Executive officers of the Company are eligible to receive stock option awards and cash bonuses. Stock option awards, whose value is a function of increases or decreases in the Company’s share price, are intended to provide incentives to attain longer term growth and performance objectives and enhance shareholder value. Cash bonuses are intended to reflect shorter term (usually annual) accomplishments.

              During the year ended December 31, 2007, the compensation committee and the board continued to modify and improve the formula-driven bonus plan for the Company’s executive officer that was first developed in 2006. This plan established the executive’s potential cash bonus at the beginning of the year (expressed as a percentage of the executive’s base salary) and the evaluation is based upon certain performance criteria using a weighted average approach. The criteria established for each of the executive officers is detailed below. The specific criteria and the individual weighting may change from year to year based upon the executive’s specific role with the Company, but include a combination of goals relating to the Company’s overall financial performance and the specific, individual goals that have been set for the executive, plus a discretionary element established by the board on the recommendation of the compensation committee. The following table sets forth the relative weighting of targeted performance areas that were established by the compensation committee and approved by the board of directors for each of the Company’s four executive officers for the year ending December 31, 2007:

	William	Scott	Carson	Doug
Objective	Orchow	Brunsdon	Rife	Ward
stock price performance	12.5%	15%	5%	5%
cash flow and profitability	15%	15%	20%	15%
financing	0%	10%	0%	10%
safety performance	15%	5%	20%	5%
Rock Creek permitting	12.5%	0%	20%	0%
investor/public relations	12.5%	10%	10%	10%
strategy and positioning	12.5%	10%	10%	40%
corporate governance	0%	20%	0%	0%
discretionary	20%	15%	15%	15%

              The cash flow and profitability objectives will be measured against internal cash flow and profitability budgets, mine throughput targets, and metal price assumptions. The safety performance objective will be measured by the lost time accident rate in the current year versus the prior year. The Rock Creek permitting and investor/public relations objectives are inherently more difficult to measure and will necessarily involve subjective determinations of the Company’s relationships with the governmental permitting agencies, local stakeholders and elected officials; the tone and quality of the Company’s press coverage; the company’s relationship with its shareholders; and its progress in meeting its goal of increasing the retail ownership of its common stock. The strategy and positioning objective is likewise less susceptible to measurement, and will involve an assessment of management’s ability to develop and implement a business strategy that will increase shareholder value and position the company to take advantage of opportunities in the mining industry. The corporate governance objective will be measured by management’s ability to develop and implement financial control, governance and oversight procedures that comply with applicable law and ensuring the integrity of its reported financial and non-financial information.

              The compensation committee and the board awarded cash bonuses aggregating (Can) $206,100 (2006- (Can) $240,000) to our executive officers in early 2008, in recognition of their ongoing efforts to grow the Company and obtain permits relating to Rock Creek during the prior year. During the year, the compensation committee and the board also awarded a total of 410,000 stock options to our four executive officers and a total of 810,000 stock options to our five directors who are not also executive officers. No stock options were awarded to our executive officers in 2005 or 2004. In future years, the compensation committee will likely emphasize both cash bonuses and stock option awards in fashioning executive compensation.

              Compensation of the Principal Executive Officer. The compensation committee of the board met a total of four times in 2007 and early 2008 to consider Mr. Orchow’s salary and bonus. The committee awarded Mr. Orchow a cash bonus of $90,000 in recognition of his efforts and accomplishments in 2007. This bonus represented approximately 36% of his eligible bonus reflecting in part the underperformance of the Company’s stock price relative to those of its peer group, the underperformance for a part of the year of the mine, and the fatality that occurred at Troy in July. However, the compensation committee recognized Mr. Orchow’s efforts in attaining certain objectives with respect to Rock Creek and the exhaustive public and investor relations campaigns undertaken by Mr. Orchow in 2007.

              Stock Option Plans.

              The Revett Minerals Equity Incentive Plan. Revett Minerals maintains an equity incentive plan (the “Revett Minerals Plan”) that provides for the issuance of stock options, stock appreciation rights and shares of common stock in satisfaction of amounts owing for services. The amended Revett Minerals Plan was adopted by Revett Minerals’ shareholders on June 19, 2007, and is administered by the compensation committee and by the board. The material provisions of the Revett Minerals Plan and other relevant information are as follows:

  Directors, executive officers, employees and consultants to the Company and its subsidiaries are eligible to participate in the Revett Minerals Plan.

  A maximum of 8,000,000 shares of common stock (representing approximately 8.6% of the issued and outstanding shares of common stock of the Company as of the date of this report), less that number of shares reserved for issuance pursuant to stock options granted under Revett Silver’s equity incentive plan, are available for issuance under the Revett Minerals Plan.

  Options for the purchase of a total of 3,735,000 shares of common stock (representing approximately 5.0% of the issued and outstanding shares of common stock of the Company as of the date of this report) have been granted under the Revett Minerals Plan, and options for the purchase of 2,680,000 additional shares of common stock (representing approximately 36% of the issued and outstanding shares of common stock of the Company as of the date of this report) are available for grant under the Revett Minerals Plan.

  The maximum number of shares of common stock with respect to which grants may be made to any one individual under the Revett Minerals Plan, together with any shares of common stock reserved for issuance to such individual under any other stock option plan or arrangement, may not exceed 5% of the number of outstanding shares of the Company’s common stock. In addition, the maximum number of shares of common stock with respect to which grants may be made (whether through grants of options or grants of stock) to the Company’s directors and executive officers may not exceed 10% of the number of outstanding shares of the Company’s common stock at any time.

  The purchase price or exercise price of a share of common stock reserved for issuance pursuant to options granted under the Revett Minerals Plan is determined by the board of directors of the Company, taking into account any applicable rules of the Toronto Stock Exchange. However, in no event can the price be less than the closing price of the common stock on the Toronto Stock Exchange on the trading date immediately preceding the date of grant.

  A stock appreciation right may be granted under the Revett Minerals Plan at the time an option is granted, or any time during the term of an option, and upon exercise of a stock appreciation right, the related option is cancelled to the extent unexercised, and the holder is entitled to receive payment of an amount equal to the difference between the then current market price and the exercise price. Payment of the appreciated value of the common stock may be solely in cash, in shares of common stock, or a combination thereof, in the discretion of the compensation committee and the board. Upon exercising an option, any related stock appreciation right is cancelled. No stock appreciation rights had been granted as of the date of this report.

              Options vest at such times as the compensation committee or the board determine at the time of grant, provided that, subsequent to the time of grant, the compensation committee or the board may in their discretion permit an optionee to exercise any or all unvested options.

  No option can have a term of more than ten years measured from the date of grant.

  Each option must specify the effect of termination of employment on the holder’s right to exercise the option. With respect to those options that have been granted as of the date of this report, the termination of an optionee’s employment for cause or his or her resignation for other than good reason terminates any unexercised options he or she may hold. If an optionee’s employment is terminated for reasons other than for cause or because of death or disability, or if an optionee resigns for good reason, then the unexercised options generally may be exercised for a period of one year following termination, but in no event after the expiry date of the option, subject to the discretion of the board to amend such provisions provided such amendment is not detrimental to the holder.

  Options granted pursuant to the Revett Minerals Plan are non-assignable otherwise than by will or the laws of descent and distribution.

  The board of directors may amend the Revett Minerals Plan subject to the prior approval of the Toronto Stock Exchange, which may in turn require shareholder approval of certain amendments.

              The Revett Silver 2001 Equity Incentive Plan. Revett Silver also maintains a stock option plan, the 2001 Equity Incentive Plan (the “Revett Silver Plan”). The plan was adopted by Revett Silver’s shareholders on February 16, 2001, and provides for the issuance of incentive stock options intended to qualify under Section 422A of the Internal Code of 1986, as amended (the “Code”), options that are not qualified under the Code, stock appreciation rights, and grants of common stock. Key individuals, including officers and directors who are also employees, and officers and directors of our Revett Silver or its Genesis Inc. and RC Resources, Inc. subsidiaries, are eligible to receive grants under the plan. All incentive options are exercisable at prices equal to or greater than the fair market value of our common stock as of the date of grant.

              At December 31, 2007, options for the purchase of 3,115,000 shares of Revett Silver’s Class B common stock had been granted under the Revett Silver Plan. (Warrants for the purchase of an additional 3,671,326 shares of Revett Silver Class B common stock were outstanding at such date. These warrants were granted in conjunction with an earlier financing. Of these stock options, 350,000 have an exercise price of $0.50 and expire in September 2008; 100,000 have an exercise price of $0.50 and expire on March 21, 2009; 295,000 have an exercise price of $0.75 and expire between June and October, 2009; and 840,000 have an exercise price of $0.75 and expire on December 6, 2009. Payment of the exercise price may be made in cash or shares of Revett Silver valued at their fair market value on the date of exercise as determined by the Revett Silver’s board of directors.

              Revett Silver’s Class B common stock is exchangeable under certain circumstances into shares of common stock of Revett Minerals pursuant to the terms of Revett Silver’s 2005 reorganization. Revett Silver does not intend to issue any additional options under its plan. Any future options will be granted by Revett Minerals pursuant to the Revett Minerals Plan.

              Equity Compensation Plan Information. The following table sets forth certain information concerning options that have been granted pursuant to the Revett Minerals Plan and the Revett Silver Plan as of December 31, 2007. Both plans were approved by the shareholders of the respective companies. There are no outstanding warrants or other rights pursuant to either plan.

Revett Minerals and Revett Silver Incentive Stock Option Plans
			Number of
	Shares to be	Weighted average	shares available
	issued upon	exercise price of	for issuance under
	exercise	outstanding options	plan at FY end
Stock Option Plan	(#)	($)	(#)
Revett Minerals Equity
Incentive Plan	3,735,000	(Can) $ 1.02	2,680,000

Revett Silver 2001
Equity Incentive Plan	3,115,000	(Can) $ 0.68	_

Item 12. Security Ownership of Certain Beneficial Owners and Management.

              Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2008 the names and address of, and number of shares beneficially owned by persons other than our directors and executive officers who are known to us to own more than five percent (5%) of Revett Minerals common stock or Revett Silver Class B common stock. At such date, 75,002,702 shares and 26,311,761 shares of Revett Minerals common stock and Revett Silver Class B common stock were outstanding, respectively. An additional 3,735,000 shares of Revett Minerals common stock and 26,311,761 shares of Revett Silver Class B common stock were deemed outstanding at such date pursuant to presently exercisable options. At such date, 60,794,704 shares of Revett Silver Class A common stock were also outstanding. These shares are owned beneficially and of record by Revett Minerals and comprise approximately 69.8% of Revett Silver’s outstanding capital stock.

Name and		Amount and Nature of Beneficial	Percent
Address of Owner	Class of Security	Ownership (all direct unless otherwise noted)	of Class

ASARCO Incorporated	Revett Minerals Common	nil (1)	0.0%
2575 East Camel Back Road, Suite 500	Revett Silver Class B	2,490,865	2.9%
Phoenix, Arizona 85016

Frank and Janice Duval	Revett Mineral Common	777,063 (2)	1.0%
21218 East Saltese Lake Road	Revett Silver Class B	2,554,460	9.7%
Greenacres, Washington 99016

Hobart Teneff	Revett Minerals Common	3,772,063 (3)	5.0%
P.O. Box 30446	Revett Silver Class B	5,227,015	20.1%
Spokane, Washington 99223

Silver Wheaton Corp.	Revett Minerals Common	12,382,900 (4)	16.5%
666 Burrard Street, Suite 3400	Revett Silver Class B	0	-
Vancouver, British Columbia V6C 2X8

Front Street Investment Management Inc.	Revett Minerals Common	8,660,500	11.5%
87 Front Street East, No, 400	Revett Silver Class B	0	-
Toronto, Ontario M5E 1B8

U.S. Global Investors, Inc.	Revett Minerals Common	9,211,900	12.3%
7900 Callaghan Road	Revett Silver Class B	0	-
San Antonio, Texas 78229

________________________
(1)        Consists of nil shares of Revett Minerals common stock. Does not include 2,490,865 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(2)        Consists of 777,595 shares of Revett Minerals common stock held of record either individually or by various entities controlled by Mr. Duval or Mrs. Duval. Does not include 2,554,460 shares of Revett Silver Class B common stock that are held of record by Mr. Duval and Mrs. Duval that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(3)        Consists of 3,772,063 shares of Revett Minerals common stock. Does not include 5,277,015 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(4)        Consists of 12,382,900 shares of Revett Minerals common stock and presently exercisable warrants to purchase an additional 2,400,000 shares of Revett Minerals common stock.

              Security Ownership of Management. The following table sets forth as of March 1, 2008 the names of, and number of shares of Revett Minerals common stock and Revett Silver Class B common stock beneficially owned by our directors and executive officers, and the number of shares owned by our directors and officers as a group.

Name of Director		Amount and Nature of Beneficial	Percent
or Officer	Class of Security	Ownership (all direct unless otherwise noted)	of Class

William Orchow	Revett Minerals Common	325,000 (1)	less than 1%
	Revett Silver Class B	950,000	1.1%

Scott Brunsdon	Revett Minerals Common	233,333 (2)	less than 1%
	Revett Silver Class B	225,000	less than 1%

Carson Rife	Revett Minerals Common	122,167 (3)	less than 1%
	Revett Silver Class B	111,166	less than 1%

Douglas Ward	Revett Minerals Common	80,000 (4)	less than 1%
	Revett Silver Class B	235,000	less than 1%

John W.W. Hick	Revett Minerals Common	390,690 (5)	less than 1%
	Revett Silver Class B	0	-

David R. Lewis	Revett Minerals Common	375,000 (6)	less than 1%
	Revett Silver Class B	-	-

John G. Shanahan	Revett Minerals Common	394,000 (7)	less than 1%
	Revett Silver Class B	-	-

Daniel Tellechea Salido	Revett Minerals Common	375,000 (8)	less than 1%
	Revett Silver Class B	-	-

Louis P. Gignac	Revett Minerals Common	70,000 (9)	less than 1%
	Revett Silver Class B	-	-

All directors and	Revett Minerals Common	2,365,190	3.1%
executive officers	Revett Silver Class B	1,296,166	1.5%
as a group (9 persons) (10)

____________________
(1)        Consists of 125,000 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 200,000 shares of Revett Minerals common stock. Does not include 333,000 Class B common stock and presently exercisable options and warrants to purchase 616,667 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(2)        Consists of 100,000 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 133,333 shares of Revett Minerals common stock. Does not include presently exercisable options to purchase 225,000 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(3)        Consists of 13,834 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 108,333 shares of Revett Minerals common stock. Does not include 19,499 shares of Class B common stock or options to purchase an additional 91,667 shares of Revett Silver Class B common stock, all of which are prospectively redeemable by Revett Silver under certain circumstances in exchange for shares of Revett Minerals common stock on a one-for-one basis.

[Footnotes continue on the following page.]

(4)        Consists of presently exercisable options to purchase 80,000 shares of Revett Minerals common stock. Does not include 10,000 shares of Revett Silver Class B common stock or options to purchase an additional 225,000 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(5)        Consists of 15,690 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 375,000 shares of Revett Minerals common stock.

(6)        Consists of presently exercisable options to purchase 375,000 shares of Revett Minerals common stock.

(7)        Consists of 19,000 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 375,000 shares of Revett Minerals common stock.

(8)        Consists of presently exercisable options to purchase 375,000 shares of Revett Minerals common stock. (9) Consists of presently exercisable options to purchase 70,000 shares of Revett Minerals common stock. (10) See notes (1) through (9), above.

              Redemption and Exchange Provisions of the Revett Silver Class B Common Stock. Revett Silver’s February 2005 plan of reorganization and its amended and restated articles of incorporation adopted pursuant to the plan give the holders of its outstanding shares of Class B common stock the right to request to have their shares redeemed by Revett Silver. This right of redemption commenced in April 2005 and continues until all of the shares of Class B common stock have been redeemed.

              Revett Silver can pay the redemption consideration in cash, through delivery of shares of Revett Minerals common stock, or a combination of the two. Revett Silver has the sole and absolute discretion to determine the form, but not the amount, of the redemption consideration. If Revett Silver determines to pay the redemption consideration wholly or partially in cash, then the cash portion of such redemption consideration payable with respect to each share of Revett Silver Class B common stock so redeemed is equal to the weighted average trading price of one share of Revett Minerals common stock on the Toronto Stock Exchange during the twenty-day period immediately preceding the end of the fiscal quarter during which the holder gave written notice of redemption to Revett Silver. If Revett Silver determines to pay the redemption consideration wholly or partially by delivery of shares of Revett Minerals common stock, then it is required to deliver one shares of Revett Minerals common stock for each share of Revett Silver Class B common stock so redeemed.

              Holders of shares of Revett Silver Class B common stock may request redemption of their shares no more often than once in each fiscal quarter year, by giving notice to Revett Silver at its principal office or at the office of any transfer agent retained by Revett Silver, specifying the number of shares of Revett Silver Class B common stock to be redeemed and including their certificate or certificates for such shares, duly endorsed for transfer. Revett Silver must then notify the holder whether the holder’s request has been accepted, in which event the Revett Silver Class B common stock, or so much of it as may be redeemed, shall be redeemed as of the end of the fiscal quarter year in which the redemption notice was first given.

              Revett Silver is not obligated to redeem any shares of Revett Silver Class B common stock for which redemption is requested if: (a) in the case of a redemption payable wholly or partially in cash, and after giving effect to the redemption, Revett Silver would not be able to pay its debts as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities plus an amount that would be needed, were it to be dissolved at the time the redemption payment is made, to satisfy the preferential rights upon distribution of any shareholder whose preferential rights are superior to those of the holders of Revett Silver Class B common stock, or if the aggregate cash redemption price payable with respect to all redemption requests received in a fiscal quarter year exceeds $1,000,000; or (b), in the case of a redemption payable wholly or partially by the delivery of shares of Revett Minerals common stock, either Revett Silver or Revett Minerals reasonably determines that the issuance and delivery of the Revett Minerals common stock could result in Revett Minerals being treated for United States federal tax purposes as a “U.S. corporation”

pursuant to Section 7874 of the Code. If Revett Silver chooses at any time to redeem some, but not all of the outstanding shares of Revett Silver Class B common stock for which redemption requests have been submitted, then it is obligated to redeem such shares proportionally.

              Revett Silver redeemed 865,279 shares of its Class B common stock in July 2007 for cash, at a price of $1.16 per share or $1,003,724 in aggregate amount. In October 2007 and February 2008 Revett Silver and Revett minerals agreed to exchange 1,097,977 and 707,000 class B common shares of Revett Silver for a like number of common shares of Revett Minerals, respectively. In addition, Revett Silver has no present plans to redeem any additional shares of Revett Silver Class B common stock, and likely will not do so pending the publication of further guidance by the Internal Revenue Service or the receipt of a satisfactory opinion from qualified tax counsel to the effect that such redemptions would not result in Revett Minerals being treated as a “U.S. corporation” for federal tax purposes.

              Changes in Control. The Company does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

              There were no related party transactions during the fiscal year ended December 31, 2007. The Company’s board of directors was comprised of five directors throughout much of the year, four of who were not also executive officers and are considered to be independent directors under the rules of the Toronto Stock Exchange. Louis Gignac, who is also considered to be an independent director under the rules of the exchange, was appointed to the board on November 19, 2007. The sole non-independent director is William Orchow, who also serves as the Company’s president and chief executive officer.

Item 14. Principal Accounting Fees and Services.

              Audit Fees. During the fiscal years ended December 31, 2007 and 2006, the Company’s independent certified public accountants, KPMG LLP, Vancouver, British Columbia, billed the Company (Can) $252,000 and (Can) $238,000, respectively, for professional services rendered by it for the audit of the Company’s and Revett Silver’s annual financial statements and for reviewing certain of the Company’s periodic filings with the Securities and Exchange Commission.

              Audit-Related Fees. During the fiscal years ended December 31, 2007 and 2006, KPMG LLP did not bill the Company any amount for audit related services.

              Tax Fees. During the fiscal years ended December 31, 2007 and 2006, KPMG LLP billed the Company (Can) $3,700 and $5,000, respectively, for professional services rendered by such firm for tax compliance, tax advice and tax planning.

              All Other Fees. No other fees were billed the Company by KPMG during the fiscal years ended December 31, 2007 and 2006.

              Audit Committee’s Pre-Approval Policies and Procedures.

              The Company’s audit committee pre-approves all services provided to the Company by KPMG or any other professional services firm that are related to the preparation of the Company’s financial statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

              Financial Statements. An index to the consolidated financial statements included in this report appears elsewhere in this report and is followed by the financial statements and supplementary data referred to therein.

              Exhibits. The following exhibits are filed as part of this report or included herein by reference:

Exhibit No.	Exhibit

2.1

Agreement and Plan of Reorganization dated February 2, 2005, and the exhibits thereto, by and between Revett Silver Company and Revett Minerals Inc. Previously filed as Exhibit 2.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

3.1	Articles of Incorporation of the registrant. Previously filed as Exhibit 3.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

3.2	Bylaws of the registrant. Previously filed as Exhibit 3.2 to the registrant’s initial registration statement on Form 10 dated July 20, 2007.

4.1

Amended and Restated Rights Agreement between Revett Minerals Inc. and Computershare Investor Services Inc. dated March 23, 2007, effective February19, 2007. Previously filed as Exhibit 3.3 to the registration statement on Form 10 dated July 20, 2007.

10.1

Asset Purchase and Sale Agreement, dated February 21, 2000, as amended, by and among Kennecott Montana Company, Sterling Mining Company [now Revett Silver] and Genesis Inc. Previously filed as Exhibit 10.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

10.2	Royal Gold Agreement dated October 13, 2004. Previously filed as Exhibit 10.2 to the registrant’s registration statement on Form 10 dated July 20, 2007.

10.3	Royal Gold Production Payment Agreement dated October 13, 2004. Previously filed as Exhibit 10.3 to the registrant’s registration statement on Form 10 dated July 20, 2007.

10.4

Revett Minerals Inc. Amended and Restated Equity Incentive Plan dated January 26, 2005, as amended June 19, 2007. Previously filed as Exhibit 10.4 to the registrant’s registration statement on Form 10 dated July 20, 2007.

10.5

Employment Agreement dated January 1, 2004 by and between William Orchow and the registrant. Previously filed as Exhibit 10.5 to Amendment No. 1 to the registrant’s registration statement on Form 10 dated September 21, 2007.

10.6

Employment Agreement dated June 15, 2004 by and between Scott Brunsdon and the registrant. Previously filed as Exhibit 10.6 to Amendment No. 1 to the registrant’s registration statement on Form 10 dated September 21, 2007.

10.7

Employment Agreement dated February 1, 2004 by and between Carson Rife and the registrant. Previously filed as Exhibit 10.7 to Amendment No. 1 to the registrant’s registration statement on Form 10 dated September 21, 2007.

10.8

Employment Agreement dated June May 1, 2004 by and between Doug Ward and the registrant. Previously filed as Exhibit 10.7 to Amendment No. 1 to the registrant’s registration statement on Form 10 dated September 21, 2007.

21.1	Subsidiaries of the registrant. Previously filed as Exhibit 21.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

31.1	Certification of the registrant’s principal executive officer. Filed herewith.

31.2	Certification of the registrant’s principal financial officer. Filed herewith.

32.1	Certification of the registrant’s principal executive officer. Filed herewith.

32.2	Certification of the registrant’s principal financial officer. Filed herewith.

Consolidated Financial Statements
(Expressed in thousands of United States dollars)

REVETT MINERALS INC.

Years ended December 31, 2007, 2006 and 2005

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Revett Minerals Inc.

We have audited the accompanying consolidated balance sheets of Revett Minerals Inc. (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 14 to the consolidated financial statements.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

February 8, 2008, except as to note 7(b)
         which is as of February 21, 2008

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

REVETT MINERALS INC.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars)

December 31, 2007 and 2006

	2007	2006

Assets

Current assets:
Cash and cash equivalents	$14,055	$19,862
Short-term investments	3,955	3,940
Accounts receivable	970	980
Income taxes receivable	1,250	-
Inventories (note 4)	4,519	4,005
Prepaid expenses and deposits	498	512
	25,247	29,299

Mineral property, plant and equipment (note 5)	60,714	56,012
Restricted cash (note 6)	7,386	7,043
Other assets	1,264	1,849

	$94,611	$94,203

Liabilities and Shareholders’ Equity

Current liabilities
Trade accounts payable	$1,985	$569
Payroll liabilities	806	808
Income, property and mining taxes	1,161	1,081
Concentrate settlement payable	526	1,846
Other accrued liabilities	852	1,544
Current portion of long-term debt (note 7)	9,719	4,387
	15,049	10,235

Long-term debt (note 7)	1,784	9,354
Reclamation and remediation liability (note 8)	7,141	7,603
Future income taxes (note 10)	8,391	8,353
	32,365	35,545

Non-controlling interest	8,175	8,524

Shareholders’ equity:
Share capital (note 9)
Authorized: unlimited no par common shares
Issued and outstanding: 74,295,702 (2006 - 71,904,088)
common shares	56,315	53,989
Contributed surplus	1,556	816
Deficit	(3,800)	(4,671)
	54,071	50,134

Nature of operations (note 1)
Commitments and contingencies (note 11)
Subsequent events (notes 7(b) and 9(a))

	$94,611	$94,203

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

“William Orchow”	Director	“John Shanahan”	Director

REVETT MINERALS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in thousands of United States dollars, except per share amounts)

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Revenue	$38,885	$31,381	$21,136

Expenses:
Cost of sales	30,894	25,043	19,318
Depreciation and depletion	1,393	1,280	1,441
Exploration	2,131	1,417	1,259
General and administrative	4,518	3,558	2,618
Accretion of reclamation and remediation
liability	559	596	584
	39,495	31,894	25,220

Loss from operations	(610)	(513)	(4,084)

Other income (expenses):
Interest expense	(1,307)	(1,689)	(1,745)
Interest and other income	1,291	841	605
Foreign exchange loss (gain)	1,470	(225)	-
	1,454	(1,073)	(1,140)

Income (loss) before income taxes and non-
controlling interest	844	(1,586)	(5,224)

Income tax recovery (note 10)	634	165	1,100

Income (loss) before non-controlling interest	1,478	(1,421)	(4,124)

Non-controlling interest	(607)	(310)	1,206

Net income (loss) and comprehensive income
(loss) for the year	$871	$(1,731)	$(2,918)

Basic and diluted income (loss) per share	$0.01	$(0.03)	$(0.06)

Weighted average number of shares outstanding:
Basic	73,308,813	61,292,210	48,835,179
Diluted	73,579,709	61,292,210	48,835,179

See accompanying notes to consolidated financial statements.

REVETT MINERALS INC.
Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of United States dollars, except share amounts)

Years ended December 31, 2007, 2006 and 2005

	Common shares		Contributed
	Shares	Amount	surplus	Deficit	Total

Balance, December 31, 2004	1	$-	$-	$(22)	$(22)

Issued for cash on IPO	34,500,000	24,972	-	-	24,972
Exchanged for Revett Silver shares (note 3)	24,489,705	17,222	-	-	17,222
Redeemed	(1)	-	-	-	-
Issued for expenses	15,690	7	-	-	7
Issued for interest owing	1,042,108	500	-	-	500
Stock-based compensation on options granted	-	-	243	-	243
Net loss for the year	-	-	-	(2,918)	(2,918)

Balance, December 31, 2005	60,047,503	42,701	243	(2,940)	40,004

Issued for cash on the exercise of share purchase
warrants	356,585	368	-	-	368
Issued for cash on private placement	11,500,000	10,920	-	-	10,920
Stock-based compensation on options granted	-	-	573	-	573
Net loss for the year	-	-	-	(1,731)	(1,731)

Balance, December 31, 2006	71,904,088	53,989	816	(4,671)	50,134
Issued to acquire non controlling interest (note 3(b))	1,097,999	999	-	-	999
Issued for cash on the exercise of share purchase
warrants	1,293,615	1,327	-	-	1,327
Stock-based compensation on options granted	-	-	740	-	740
Net income for the year	-	-	-	871	871

Balance, December 31, 2007	74,295,702	$56,315	$1,556	$(3,800)	$54,071

See accompanying notes to consolidated financial statements.

REVETT MINERALS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash provided by (used in):

Operating activities:
Net income (loss) for the year	$871	$(1,731)	$(2,918)
Items not involving cash:
Depreciation and depletion	1,393	1,280	1,441
Accretion of reclamation and remediation
liability	559	596	584
Unrealized foreign currency exchange loss (gain)	(1,470)	225	-
Stock-based compensation	740	573	243
Loss on disposal of fixed assets	25	-	-
Expenses paid with common shares	-	-	7
Future income tax recovery	(634)	(165)	(1,100)
Non-controlling interest	607	310	(1,206)
Accrued interest from reclamation trust	(343)	(324)	(159)
Amortization of insurance premiums	128	144	115
Changes in non-cash working capital:
Accounts receivables	10	2,110	345
Income taxes receivable	(1,250)	-	-
Inventories	(514)	(2,267)	1,795
Prepaid expenses and deposits	15	191	34
Accounts payable and accrued liabilities	(518)	2,989	1,045
Deferred revenue acquired	-	-	(1,850)
	(381)	3,931	(1,624)

Financing activities:
Proceeds from issuance of common stock	1,327	11,288	24,972
Repayment of debt	(3,027)	(1,529)	(502)
Repayment of capital leases	(1,069)	(565)	(249)
Proceeds from long-term debt	-	-	1,500
	(2,769)	9,194	25,721

Investing activities:
Sale (purchase) of short-term investments	(15)	3,456	(7,396)
Purchase of mineral property, plant and equipment	(3,565)	(793)	(4,345)
Other long-term assets	457	(310)	(1,715)
Restricted cash	-	-	(6,560)
Business acquisitions, net of cash acquired (note 3)	-	-	528
Purchase of non controlling interest (note 3(b))	(1,004)	-	-
	(4,127)	2,353	(19,488)

Impact of foreign exchange on cash and cash
equivalents	1,470	(225)	-

Increase (decrease) in cash and cash equivalents	(5,807)	15,253	4,609

Cash and cash equivalents, beginning of year	19,862	4,609	-

Cash and cash equivalents, end of year	$14,055	$19,862	$4,609

REVETT MINERALS INC.
Consolidated Statements of Cash Flows, Continued
(Expressed in thousands of United States dollars)

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,532	$1,787	$1,419
Cash received for interest income	1,248	824	482
Cash paid for income taxes	1,250	-	-
Non-cash transactions:
Shares issued in business acquisition
(note 3(a))	-	-	17,222
Common stock issued to acquire
non controlling interest (note 3(b))	999	-	-
Common stock issued in connection with
debt settlement	-	-	500
Acquisition of plant and equipment under
capital lease	1,859	650	889
Reduction of reclamation and remediation
liability and offset to mineral property,
plant and equipment	1,021	1,944	-

See accompanying notes to consolidated financial statements.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

1.	Nature of operations:

Revett Minerals Inc. (Revett Minerals or the Company) was incorporated under the Canada Business Corporations Act in August 2004, for the purpose of accessing public markets to finance future development of the Rock Creek Project (Rock Creek) and provide the public with a vehicle for participating in the operations of the Troy Mine (Troy). Following the initial public offering (IPO) in February 2005, the subsequent acquisitions of some of the non controlling interests in Revett Silver Company (Revett Silver) by Revett Minerals and the supporting plan of reorganization approved by the shareholders of Revett Silver, Revett Minerals owns approximately 69% of Revett Silver which in turn owns 100% of Rock Creek and Troy. Rock Creek is a large development stage copper and silver property located in northwest Montana. Troy is a copper and silver mine also located in northwest Montana that commenced production in January 2005.

The Company's continuing operations and the underlying value and recoverability of the amounts shown for the Rock Creek mineral property are dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete exploration and development of the property, obtaining the necessary operating permits and future profitable production or proceeds from the sale of the mineral property. The recoverability of the amounts shown for Troy and the related plant and equipment and inventories is dependent upon the ability of the Company to profitably operate the mine or from proceeds from the disposition of the mine.

2.	Significant accounting policies:

	(a)	Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with Canadian generally accepted accounting principles and include the accounts of the Company’s 69% owned subsidiary, Revett Silver, and Revett Silver’s wholly owned subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

	(b)	Change in accounting policies:

On January 1, 2007, the Company adopted without restatement of prior periods, the provisions of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3855 - Financial Instruments - Recognition and Measurement, Section 3861 - Financial Instruments Disclosure and Presentation, Section 1530 - Comprehensive Income and Section 3865 - Hedges.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

2.	Significant accounting policies (continued):

	(b)	Change in accounting policies (continued):

Section 3855 establishes standards for recognizing and measuring financial assets, financial liabilities and derivatives. Under Section 3855, all financial assets must be classified as either held-for-trading, available for sale, held to maturity investments or loans and receivables. All financial liabilities must be classified as held-for-trading or other financial liabilities. All financial instruments, including derivatives, are included in the consolidated balance sheet and are measured at fair value, except for held to maturity investments, loans and receivables and other financial liabilities, which are measured at amortized cost. Subsequent measurement and recognition of changes in fair value depend on the instrument’s initial classification. Held-for-trading financial instruments and derivatives are measured at fair value and all gains and losses are included in net income in the period in which they arise unless hedge accounting criteria are met. Available for sale financial instruments are measured at fair value and changes in fair value are recorded in other comprehensive income until the assets are removed from the balance sheet. Investments classified as available for sale are written down to fair value through income whenever it is necessary to reflect other than temporary impairment.

As a result of adopting Section 3855, the Company has classified its financial instruments as follows: cash and cash equivalents as held-for-trading, short-term investments as available for sale, restricted cash as loans and receivables, and accounts payable, accrued liabilities, long-term debt including the Royal Gold Production Payment, as other financial liabilities. Long-term debt is initially measured at fair value and subsequently measured at amortized cost. Amortized cost of the Royal Gold Production Payment is determined using the effective interest method.

Concentrate receivables which have prices finalized in future periods are considered to be derivatives. The Company uses futures markets to fair value these financial instruments. Changes in the amounts expected to be received in such future periods are recognized at each reporting period and such changes are recognized in income in the period. This method of accounting for concentrate receivables is consistent with prior periods and is not a change due to the adoption of Section 3855. Section 1530 introduces new standards for the presentation and disclosure of the components of comprehensive income. Comprehensive income is defined as the change in net assets of an enterprise during a reporting period from transactions and other events and circumstances from non- owner sources. The Company had no transactions or other events that would be classified as accumulated comprehensive income or as other comprehensive income at January 1, 2007 or December 31, 2007.

Section 3865 identifies when hedge accounting can be applied and it specifies how hedge accounting is applied and disclosed. This standard did not affect the Company’s reporting because the Company does not qualify to use hedge accounting for any of its financial instruments at this time.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

2.	Significant accounting policies (continued):

	(c)	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant areas requiring the use of estimates include the recoverability of mineral property, plant and equipment, the determination of the reclamation and remediation liability, assumptions used in determining the fair value of stock-based compensation, determination of valuation allowances for future income tax assets, measurement of concentrate inventory, expected economic lives and rates for depreciation, depletion and amortization, the fair value of assets and liabilities acquired in business combinations, the fair value of certain financial instruments and the estimates of mineral reserves and mine life. Actual results may differ from these estimates.

	(d)	Cash and cash equivalents:

Cash and cash equivalents consist of funds deposited with various financial institutions and all short term money market instruments which, on acquisition, have an original maturity of three months or less. The Company's cash and cash equivalents are not subject to any restriction.

	(e)	Short-term investments:

Short-term investments, which comprise of marketable and other securities that are available for sale or have original maturity dates of more than three months, are carried at their fair value based on quoted market price. Changes in fair value are recognized in accumulated other comprehensive income until such gains and losses are realized unless an investment is deemed to be impaired in which case impairment losses are recognized in results from operations.

	(f)	Revenue recognition:

Revenue from the sale of copper and silver concentrate is recorded net of smelter treatment and refining charges. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk passes to the buyer, collection is reasonably assured and price is reasonably determinable. Copper and silver concentrates are sold under pricing arrangements where final prices are determined by quoted metal prices in periods subsequent to the date of sale. Revenues are recorded at the time of sale based on forward prices for the expected date of final settlement and are re-valued at each period end. Therefore, revenue from the sale of metals in concentrate are subject to mark-to-market adjustments and adjustment upon final settlement of estimated metal prices, weights and assays. Adjustments to revenue for metal prices are recorded monthly and other adjustments are recorded on final settlement.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

2.	Significant accounting policies (continued):

	(g)	Stock-based compensation:

The Company has a share option plan which is described in note 9(c). The Company records all stock-based payments using the fair value method.

Compensation cost for options expected to vest is recognized in income on a straight-line basis over the relevant vesting period with a corresponding charge to contributed surplus. Consideration received on the exercise of stock options is recorded as share capital and the related contributed surplus is transferred to share capital.

	(h)	Income (loss) per share:

Basic income (loss) per common share has been calculated using the weighted average number of common shares issued and outstanding during the year. Diluted income (loss) per common share is calculated using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Stock options and warrants are included in the calculation of dilutive income (loss) per common share only to the extent the market price of the common shares exceeds the exercise price of the stock options and warrants. For the year ended December 31, 2007, 2,960,000 options (2006 - nil; 2005 - nil) and all of the warrants (2006 - nil; 2005 - nil) were excluded from the calculation of diluted income (loss) per common shares.

	(i)	Foreign currency translation:

The Company’s functional currency is the United States dollar. Transactions and account balances originally stated in currencies other than the United States dollar have been translated into United States dollars as follows:

• Revenue and expense items at the rate of exchange in effect on the dates they occur.

• Non-monetary assets and liabilities at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rate in effect on the balance sheet date.

• Monetary assets and liabilities at the exchange rate in effect at the balance sheet date.

Exchange gains and losses are recorded in the statement of operations in the period in which they occur.

	(j)	Inventories:

Material and supplies are valued at the lower of average cost and replacement value. Stock-piled ore and work-in-process inventory are valued at the lower of the average production cost and net realizable value after an allowance for additional processing costs. Finished goods inventory which consists of copper and silver concentrate available for sale is valued at the lower of the average production cost and net realizable value. Production costs include the cost of raw materials, direct labour, mine site overhead expenses and depreciation and depletion of mineral property, plant and equipment.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

2.	Significant accounting policies (continued):

	(k)	Mineral property, plant and equipment:

Exploration costs are expensed as incurred. Costs related to the acquisition of property and mineral rights, construction of production facilities and the development of mine infrastructure are capitalized. Costs of permitting, evaluation and feasibility are only capitalized upon completion of an analysis which demonstrates the economic viability of the mineral deposit. Specifically, drilling and related costs incurred on sites without an existing mine and on areas outside the boundary of a known mineral deposit that contains proven and probable reserves are exploration expenditures and are expensed as incurred. Drilling and related costs incurred to define and delineate a residual minerals deposit that has not previously been classified as a proven or probable reserve at a development stage or production stage mine will only be capitalized when management determines there is sufficient evidence that the expenditure will result in a future economic benefit to the Company in the accounting period when the expenditure is made. Management evaluates whether or not there is sufficient geologic and economic certainty of being able to convert a mineral deposit into a proven or probable reserve at a development stage mine, based upon the known geology and metallurgy, existing or planned mining and processing facilities, and existing operating permits and environmental programs. Costs are only capitalized when the following conditions have been met: (i) there is a probable future economic benefit to the Company; (ii) the Company has or can obtain the economic benefit and control access to it; and (iii) the transaction or event giving rise to the economic benefit has already occurred. Once commercial production has commenced, these costs are amortized using the units-of- production method based on proven and probable reserves. Production facilities and equipment are stated at cost and are depreciated using the straight-line or units-of-production method at rates sufficient to depreciate the assets over their estimated useful lives, not to exceed the life of the mine to which the assets relate. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to six years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the net income.

	(l)	Impairment of long-lived assets:

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment loss is recognized based on the difference between the estimated fair value of the asset and its carrying value.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

2.	Significant accounting policies (continued):

	(l)	Impairment of long-lived assets (continued):

Whenever events or circumstances indicate that an asset's fair value may not be at least equal to its carrying value, management of the Company reviews the net carrying value. This review involves consideration of the fair value of each property to determine whether a permanent impairment in value has occurred and whether any asset write down is necessary. The Company considers metals prices, cost of production, proven and probable reserves and salvage value of the mineral property, plant and equipment in its valuation.

Management's estimates are subject to risks and uncertainties of changes affecting the recoverability of the Company's investment in its mineral property, plant, equipment and mine development. Management's estimates of these factors are based on expected future conditions. Nonetheless, it is reasonably possible that in the near term, changes that could adversely affect management's estimate of net cash flows expected to be generated from its properties could occur. This would necessitate a write down for asset impairment.

	(m)	Reclamation and remediation:

The Company's mining and exploration activities are subject to various laws and regulations governing the protection of the environment. The Company recognizes the fair value of future reclamation and remediation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development, and/or normal use of the asset, if a reasonable estimate of fair value can be made. The liability is measured initially at fair value and the resulting cost capitalized into the carrying value of the related assets. In subsequent periods, the liability is adjusted for accretion of the discount and any change in the amount or timing of the underlying cash flows. The asset retirement cost capitalized to the related asset is depreciated over the remaining life of the assets.

It is reasonably possible that the ultimate cost of remediation and reclamation could change in the future due to uncertainties associated with defining the nature and extent of environmental contamination, the application of laws and regulations by regulatory authorities and changes in remediation technology. The Company continually reviews its accrued liabilities as evidence becomes available indicating that its remediation and reclamation liabilities may have changed. Any such increases in costs could materially impact the future amounts charged to operations for reclamation and remediation obligations.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

2.	Significant accounting policies (continued):

	(n)	Income taxes:

The provision for income taxes is based on the asset and liability method. The Company recognizes future income tax assets and liabilities and the expected future income tax consequences of events that have been recognized in its financial statements. Future income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted or substantively enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. The effect on future income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the date of substantive enactment. The Company records a valuation allowance against any portion of those future income tax assets that management believes will not be realized.

	(o)	Non-controlling interest:

Non-controlling interest exists on the Company’s less than wholly-owned subsidiary, Revett Silver, and represents the non-controlling interest’s share of the carrying value of Revett Silver.

	(p)	Derivative financial instruments:

The Company may utilize derivative financial instruments to reduce cash flow risk relating to copper sales.

The Company recognizes derivative financial instruments on a mark-to-market basis with changes in fair value recognized in net income (loss) for the period.

	(q)	Comparative figures:

Certain comparative figures of the prior years have been reclassified to conform to this year’s presentation.

3.	Business acquisition:

	(a)	Acquisition of Revett Silver:

In February 2005, the Company sold 34.5 million common shares through its IPO and utilized the net proceeds to acquire 34.5 million Class A common shares of Revett Silver. Concurrent with the IPO, the shareholders of Revett Silver approved a plan of reorganization whereby Revett Silver exchanged its common shares for Class B common shares, on a one for one basis, which are exchangeable into common shares of Revett Minerals dependent on certain conditions being met. At the closing of the IPO, approximately 22.7 million Class B common shares of Revett Silver were exchanged for an equal number of common shares of Revett Minerals with approximately 30.8 million Class B common shares of Revett Silver remaining. On July 7, 2005, the minority interest shareholders of Revett Silver converted 1,777,917 Class B common shares to Revett Minerals common shares, on a one for one basis.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

3.	Business acquisition (continued):

	(a)	Acquisition of Revett Silver (continued):

The Company accounted for this acquisition using the purchase method of accounting, and as such, the fair value of the consideration given was allocated to the assets and liabilities acquired based upon the fair values of such assets and liabilities at the time of purchase. These consolidated financial statements include the Company’s share of Revett Silver’s operating results for the period subsequent to the acquisition.

The allocation of the purchase price for the combined acquisition, based on the consideration given, is summarized as follows:

Fair value of assets acquired:
Cash and cash equivalents	$25,632
Other current assets	7,195
Mineral property, plant and equipment	53,868
Other assets	80
86,775

Less:
Current liabilities	6,629
Reclamation and remediation	8,367
Long-term debt	10,551
Future income tax liability	9,617
Non-controlling interest	9,417
44,581

$42,194

Consideration given:
Cash subscriptions for 34,500,000 common shares	$24,972
Exchange of 24,489,705 Revett Silver common shares (note 9)	17,222

$42,194

(b)	Acquisition of non-controlling interest:

During the third quarter of 2007, Revett Silver acquired for cash and then cancelled 865,279 of its Class B common shares which resulted in the Company’s ownership in Revett Silver increasing from 67% to 68%. As a result of this transaction, the Company recorded an increase in the carrying value of the Troy and Rock Creek properties in the amount of $760,967, an increase in the future income tax liability of $297,082 and a corresponding reduction of $539,838 in non controlling interest.

On October 1, 2007 Revett Silver shareholders exchanged 1,097,999 Class B common shares for common shares of the Company on a one for one basis. The Company exchanged these Class B common shares for Class A common shares increasing its ownership of Revett Silver from 68% to 69%. As a result of this share exchange, the Company recorded an increase in the carrying value of the Troy and Rock Creek properties in the amount of $957,308, an increase in the future income tax liability of $373,733 and a corresponding reduction of $415,604 in non controlling interest.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

4.	Inventories:

The major components of the Company’s inventory accounts at December 31, 2007 and 2006 are as follows:

	2007	2006
Concentrate inventory	$1,187	$933
Material and supplies	3,332	3,072
	$4,519	$4,005

5.	Mineral property, plant and equipment:

The major components of the Company's mineral property, plant and equipment accounts at December 31, 2007 and 2006 are as follows:

	2007	2006

Troy Mine:
Property acquisition and development costs	$9,093	$9,507
Plant and equipment	11,324	8,933
Buildings and structures	997	907
	21,414	19,347

Rock Creek property acquisition costs	39,595	38,201

Other corporate assets	3,672	1,062

Other mineral properties	118	118
	64,799	58,728

Accumulated depreciation and depletion:
Troy property	(2,142)	(1,542)
Troy plant and equipment	(1,727)	(1,038)
Troy buildings and structures	(146)	(73)
Other corporate assets	(70)	(63)
	(4,085)	(2,716)

	$60,714	$56,012

The net book value of assets under capital leases at December 31, 2007 was $3.1 million (2006 - $2.0 million). Drilling costs were incurred and capitalized to convert mineral resources to reserves at the Troy Mine in the amount of $0.3 million (2006 - $0.02 million). No drilling costs were incurred or capitalized at the Rock Creek property for any of the periods presented.

Included in other corporate assets are Rock Creek mitigation lands acquired for $3.6 million. This land will be gifted to the U.S. Forest Service or the State of Montana, as directed, as the Rock Creek evaluation program and mine development proceeds. The property costs for Rock Creek will not be amortized until the property is placed into production.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

6.	Restricted cash:

On March 29, 2005, the Company purchased from a North American insurance company an environmental risk transfer program (the ERTP). The total cost of the ERTP was $8.4 million. Of this $8.4 million, $6.5 million was deposited in an interest-bearing account with the insurer (the Commutation Account). The Commutation Account principal plus interest earned are reserved exclusively to pay the Company's existing reclamation and mine closure liabilities at Troy. If the costs of reclaiming Troy are less than the value of the Commutation Account at that time, the Company will be entitled to a refund of the amount of the trust fund not expended. At December 31, 2007 the Commutation Account balance was $7.4 million (2006 - $7.0 million).

The remaining $1.9 million comprises premiums paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is considered a non-current asset and will be amortized over the life of Troy on a units-of-production basis. At December 31, 2007 the balance for the prepaid insurance was $1.4 million (2006 - $1.5 million), of which the long-term portion of $1.2 million (2006 - $1.3 million) is included in other assets.

7.	Long-term debt:

At December 31, 2007 and 2006, the balance of the Company’s long-term debt and capital lease obligations was as follows:

	2007	2006

Royal Gold royalty (a)	$3,705	$6,023
Kennecott (1) (b)	6,000	6,000
Term loan (c)	-	705
Capital leases (e)	1,798	1,013
	11,503	13,741
Less current portion	9,719	4,387

	$1,784	$9,354

(1)	Includes deferred interest expense totalling $1.0 million as of December 31, 2007 and 2006.

(a)	Royal Gold royalty:

In October 2004, Revett Silver sold Royal Gold, Inc. (Royal Gold) two separate royalties on production from Troy; the first for $7.25 million (the Production Payment) and the second for $0.25 million (the Tail Royalty). The Production Payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of proven and probable reserves as at October 13, 2004 or $10.5 million. As at December 31, 2007, the Company had paid or accrued royalty obligations totaling $6.4 million on the Production Payment. The Tail Royalty is also payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production between 100% and 115% of its proven and probable reserves that existed as at October 13, 2004 and then at the rate of 2% for all future production.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

7.	Long-term debt (continued):

	(b)	Kennecott Montana Company note payable:

The Kennecott Montana Company (Kennecott) note payable is for $5.0 million and bears an interest rate of one-percent over the U.S. prime rate in effect on the last day of the preceding quarter and the maturity date is February 21, 2008. The note allows Kennecott the option to receive interest payments in cash or in common shares. In addition, Kennecott may elect to receive the interest semi-annually or to defer such payments. Commencing in December 2005, Kennecott elected to have current interest owing paid in cash. However, Kennecott may change this election at its option. In addition, Kennecott retains the right to have deferred interest paid in common stock at any time until the note matures. Until February 2005, Kennecott had elected to defer the interest payments owed by the Company, and accordingly, such accrued interest amounts were classified as long-term. During the year ended December 31, 2005, the Company issued 1,042,108 common shares in settlement of $0.5 million of accrued interest.

The Kennecott note is secured by mortgages on the mining claims comprising the Troy and Rock Creek properties, buildings and mill facilities. The Company cannot sell or further encumber these assets (other than in connection with production financing) without Kennecott's express consent for so long as the obligation is outstanding.

On February 21, 2008, the Company acquired the note originally issued by Revett Silver from Kennecott at fair value and received an assignment of the mortgages on the mining claims which secured such note.

	(c)	Term loan:

In connection with the acquisition of certain underground production equipment at Troy, the Company entered into a 36 month term loan with a principal amount of $1.5 million, bearing an interest rate of 6.9%. This loan was repaid in 2007.

	(d)	Minimum principal amounts:

Minimum principal amounts due on long-term debt other than capital leases for the years subsequent to December 31, 2007 are as follows:

2008	$8,723
2009	982

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

7.	Long-term debt (continued):

	(e)	Capital leases:

The Company has entered into a number of capital leases and loans to acquire new mining equipment for use at Troy. Obligation under capital leases are as follows:

2008	$1,063
2009	486
2010	284
2011	136
2012 and thereafter	-

Total minimum lease payments	1,969
Less amount representing interest (at rates ranging from 2.9% to 8.5%)	171

Present value of net minimum capital lease payments	1,798
Less current portion	995

$803

For the year ended December 31, 2007 interest expense on capital leases was $0.2 million (2006 - $0.05 million; 2005 - nil).

8.	Reclamation and remediation liability:

The Company's mining properties are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all material applicable laws and regulations. The Company has recorded a reclamation and remediation liability for the estimated costs of reclaiming Troy once operations have ceased. The Montana Department of Environmental Quality (DEQ) looks to the Company as primary obligor of the reclamation liabilities, and required the Company to post a reclamation bond in the amount of $12.6 million. The Company has purchased an environmental risk transfer program which will fund the expected reclamation and remediation liability at Troy and also provides a surety bond to the DEQ for the required reclamation bond (note 6).

Changes in the reclamation and remediation liability for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Reclamation and remediation liability, beginning of year	$7,603	$8,951	$-
Reduction in present value of liability due to mine life
extension	(1,021)	(1,944)	-
Assumption of reclamation and remediation liability (note 3)	-	-	8,367
Accretion expense	559	596	584

	$7,141	$7,603	$8,951

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

8.	Reclamation and remediation liability (continued):

In January 2007, the estimated operating life of Troy was extended. This resulted in a decrease of the reclamation and remediation liability of $1.0 million (2006 - $1.9 million) with a corresponding decrease to the associated long-lived asset. The total undiscounted amount of the estimated future expenditures required to settle the environmental remediation obligation at December 31, 2007 was $11.6 million (2006 - $10.5 million). This increase is due to inflation and the inclusion of a contingency in the event the Company is required to prepare a environmental assessment to support its final closure plan. The environmental remediation expenditures are expected to occur at the end of mine operation, being 2013, and have been discounted at the Company’s credit-adjusted risk-free rate of 8.5% (2006 - 8.5%). Other assumptions used by management to determine the carrying amount of the asset retirement obligation are: labour costs based on current market place wages required to hire contractors to carry out reclamation activities; market risk premium for unforeseeable circumstances estimated at 8.5% (2006 - 8.5%); and the rate of inflation, estimated at 3.4% (2006 - 3.4%), over the expected years to settlement.

9.	Share capital:

	(a)	Common shares - issued and outstanding:

The Company has one class of no par value common shares of which an unlimited number are authorized for issue.

On February 26, 2005, the Company completed its IPO and listing on The Toronto Stock Exchange. Pursuant to the IPO, the Company issued 34.5 million common shares at CAD$1.00 per share for net proceeds of approximately $25.0 million.

In November 2006, the Company completed the issuance of 11,500,000 units in a private placement which raised gross proceeds of CAD$12,995,000; each unit consisted of one common share and one- quarter common share purchase warrant. The warrants, if fully exercised, would result in the issuance of an additional 2,875,000 common shares of the Company. The warrants expire on May 22, 2009 and the exercise price of a whole warrant is CAD$1.36. The agent for this offering received a cash commission of 3.5% and the right to acquire 268,000 units until May 22, 2009 under the same terms and conditions as the subscribers received, except the unit price was CAD$1.25 instead of CAD$1.36. On February 1, 2008, the Company exchanged 707,000 of its common shares for an equal number of class B common shares of Revett Silver, increasing its ownership in Revett Silver to 69.8%.

	(b)	Preferred stock:

The Company is authorized to issue an unlimited number of no par preferred stock. The Company's Board of Directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At December 31, 2007 and 2006, no preferred stock was issued or outstanding.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

9.	Share capital (continued):

	(c)	Stock options:

In 2005, the Company adopted the Equity Incentive Plan (the Plan). The purpose of the Plan is to enable the Company to attract and retain employees and to provide a means of compensating those employees, and directors, officers and other individuals or entities integral to the Company's success. The Plan is administered by the Company's Board of Directors.

The Plan requires the Company to reserve and have available for issue, 8,000,000 common shares, less that number of common shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. The aggregate number of common shares that may be issued to any holder or awarded to any grantee under the Plan may not exceed five percent of the outstanding common shares. Vesting of options is at the discretion of the Board at the time the options are granted.

The continuity of stock options granted and outstanding is as follows:

	2007		2006		2005
		Weight		Weight		Weight
		average		average		average
		exercise		exercise		exercise
	Number of	price	Number of	price	Number	price
	shares	(CAD)	shares	(CAD)	of shares	(CAD)

Outstanding, beginning of year	2,450,000	$0.99	775,000	$0.76	-	$-

Granted	1,300,000	1.07	1,675,000	1.11	825,000	0.76
Cancelled	(15,000)	(1.10)	-	-	(50,000)	(0.76)

Outstanding, end of year	3,735,000	$1.02	2,450,000	$0.99	775,000	$0.76

Options exercisable	2,874,997	$1.00	1,435,000	$0.96	400,000	$0.76

Details of the outstanding stock options as at December 31, 2007 are presented below:

Number of options granted		Number
and outstanding	Exercise price	exercisable	Expiry date

100,000	US$0.75	100,000	January 25, 2010
600,000	CAD$0.76	600,000	April 27, 2010
75,000	CAD$0.55	75,000	December 15, 2010
40,000	CAD$1.25	40,000	May 12, 2011
20,000	CAD$1.25	20,000	September 15, 2011
1,575,000	CAD$1.10	1,575,000	October 4, 2011
25,000	CAD$1.45	25,000	December 4, 2011
1,050,000	CAD$1.11	349,997	January 10,2012
40,000	CAD$1.15	20,000	March 5, 2012
210,000	CAD$0.84	70,000	November 19, 2012

3,735,000		2,874,997

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

9.	Share capital (continued):

	(c)	Stock options (continued):

The fair value of options granted during the year ended December 31, 2007 was $0.60 (2006 - $0.55; 2005 - $0.33) per share. The fair value of stock options granted was estimated using the Black- Scholes option pricing model with the following weighted average assumptions:

		(i)	Risk-free interest rate - 4.22% to 4.55% (2006 - 4.57%; 2005 - 3.79%)

		(ii)	Expected life - 4 years (2006 - 4 years; 2005 - 4 years)

		(iii)	Volatility - 71.6% (2006 - 70%; 2005 - 70%)

		(iv)	Expected dividends - nil

Total stock-based compensation recognized during the year ended December 31, 2007 was $0.7 million (2006 - $0.6 million; 2005 - $0.2 million).

Revett Silver has granted employees a total of 3,325,000 stock options and 3,115,000 remain outstanding at December 31, 2007. A total of 2,005,000 have an exercise price of US$0.50 and expire between March and September 2008; 100,000 have an exercise price of US$0.50 and expire on March 31, 2009; 295,000 have an exercise price of US$0.75 and expire between June and October 2009 and 925,000 have an exercise price of US$0.75 and expire on December 6, 2009. During 2007 150,000 options with an exercise price of US$0.50 and 60,000 options with an exercise price of US$0.75 were cancelled. Revett Silver has ceased granting options pursuant to this plan.

	(d)	Share purchase warrants:

As at December 31, 2007 the following share purchase warrants are outstanding:

	Number	Exercise price	Expiry

Revett Minerals	2,875,000	CAD$1.36	May 2009
Revett Silver	3,051,326	US$1.00	To be determined(1)
Revett Silver	620,000	US$0.25	September 2008

(1)	Expire 18 months after Revett Silver becomes listed on a public stock exchange.

In 2006, Revett Minerals granted to subscribers of the 2006 private placement 2,875,000 share purchase warrants exercisable into an equal number of common shares at an exercise price of CAD$1.36 which expire on May 22, 2009. The Company has the right to accelerate the expiry date of the warrants in the event that the Company’s share price closes above CAD$2.00 per share for fifteen consecutive trading days.

All of the warrants of Revett Silver are exercisable into Class B common stock of Revett Silver, which in turn may be exchangeable into common shares of Revett Minerals.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

10.	Income taxes:

The Company’s income tax recovery differs from the amounts computed by applying the combined United States federal and state statutory rate of 39.04% (2006 - 39.4%) as follows:

	2007	2006	2005

Income (loss) before income taxes and
non-controlling interest	$844	$(1,586)	$(5,224)

Expected tax recovery (expense)	(329)	$625	$2,058
Change in valuation allowance	(656)	(554)	(740)
Percentage depletion	1,368	437	-
Other differences	251	(343)	(218)

	$634	$165	$1,100

The significant components of the Company’s future income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006

Future income tax assets:
Reclamation and remediation	$2,787	$2,996
Net operating losses:
United States	7,609	6,619
Canada	1,327	876
Other assets	363	340
Total future income tax assets	12,086	10,831
Valuation allowance	(1,847)	(1,191)
Net future income tax assets	10,239	9,640

Future income tax liabilities:
Mineral property, plant and equipment	18,630	17,993

Net future income tax liability	$8,391	$8,353

At December 31, 2007, the Company has federal United States losses of approximately $24.7 million (2006 - $22.5 million), State losses of approximately $20.6 million (2006 - $18.5 million) and Canadian losses of approximately $4.6 million (2006 - $3.7 million), which may be carried forward and used to reduce certain taxable income in future years. The use of the United States losses that were incurred prior to the acquisition of Revett Silver (note 3) are subject to an annual limitation of approximately $2.1 million. The United States and Canadian losses expire at various dates prior to 2027. The future income tax assets related to the Canadian losses and tax deductions have been offset by a valuation allowance.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

11.	Commitments and contingencies:

	(a)	Federal Mine Safety and Health Act Violations:

The federal Mine Safety and Health Administration issued 53 safety related citations against a subsidiary during the period from August 4, 2007 to August 22, 2007. All of these citations related to the isolated rock fall which occurred in the East Ore Body at Troy on July 30, 2007. Three of these citations allege the Company was negligent with respect to certain operations or activities conducted while mining underground and two citations allege that the Company acted in reckless disregard for the safety of its employees at the mine. The Company disputes these allegations and is vigorously defending its actions in the operations of Troy. The Company cannot determine if these citations will result in any monetary penalties at this time.

	(b)	Litigation:

		(i)	Cabinet Resources Group, Inc. Plaintiff v. Montana Department of Environmental Quality, and Genesis Inc., Defendant:

The plaintiff’s suit alleges that Troy is being operated in violation of the Montana Metal Mine Reclamation Act (MMRA) because of deficiencies in its reclamation plan and that all of the defendants have violated the Montana Constitution and various state statutes and regulations by allowing such operations to continue. The plaintiff seeks a declaration that the Troy operating permit and reclamation plan are void and invalid; alternatively it seeks a writ of madamus from the court requiring the DEQ to enforce the MMRA and presumably suspend or revoke Troy’s operating permit, declare a forfeiture of the Company’s performance bond and enjoin the Company from further operations at Troy pending approval of a new reclamation plan. The Company believes this action is without merit, particularly in view of on-going discussions with the DEQ concerning proposed revisions to the existing approved reclamation plan at Troy and the increased performance bonds provided to the DEQ. The Company intends to vigorously defend itself with respect to this action.

		(ii)	Rock Creek Permitting Matters:

There are a number of permitting challenges or letters of petition relating to the USFS and DEQ granting the Rock Creek record of decision and supporting studies and analysis. These challenges have been mounted by individuals or organizations generally opposed to mining in the United States and are similar in nature to the claims described in (i) above. The Company, generally, is not named as a party to these actions but in certain cases has received intervener status due to the direct impact the outcome of these actions will have on the Company’s Rock Creek property development plans. These actions are either very preliminary in nature or where the Company has prevailed, the decision of the court is being appealed by the plaintiffs or petitioners. Therefore, the outcome of these matters are not determinable. Although the Company believes that it will ultimately receive environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from developing the project which could result in the impairment and write-down of the carrying value related to the property.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

11.	Commitments and contingencies (continued):

	(b)	Litigation (continued):

(iii) Frank D Duval and Janice E Duval, Plaintiffs v. Revett Silver Company, Defendant:

This action was brought in August 2007 to compel Revett Silver to redeem 500,000 shares of Revett Silver Class B common stock that the Duvals allegedly tendered for redemption at various times since March 2007. Frank Duval is a co-founder of Revett Silver and previously served as a director and executive officer of Revett Silver. Janice Duval, his spouse, also previously served as an executive officer of Revett Silver. Revett Silver has filed a response to the complaint, including counter claims against the Duvals. The Company believes the Duvals’ claims are without merit and it will aggressively defend itself against this action.

	(c)	Possible litigation:

Revett Silver believes that ASARCO LLC (ASARCO) has filed or intends to file an action in the United States Bankruptcy Court for the Southern District of Texas. To date, the Company has not been served and it may not be served in the future. The possible claim relates to two amendments to the agreement by which Revett Silver and a wholly owned subsidiary acquired ASARCO’s interest in Troy and Rock Creek. The possible claim seeks to avoid certain transfers and obtain a judgment in an amounted equal to the value ceded by the transfers that comprised the substance of the two agreements. The complaint does not challenge the provisions of the original agreement that resulted in the transfer of Troy and Rock Creek to the Company, but only the changes made with respect to the manner and amount of the payments to be made to ASARCO as provided for in the two amendments. The two amendments resulted from arms length negotiations between the two companies in 2002 and 2004. As previously noted, the Company has not been served with a notice of claim as of December 31, 2007. The Company believes the possible complaint lacks merit and will vigorously defend itself if the Complaint is ever served.

Revett Silver has been advised that it and Revett Minerals may be sued for damages in the amount of $18 million by the estate of Mr. Mike Ivins. Mr. Ivins was fatally injured during a rock fall incident while he was working underground at the Troy mine. Because the Company has not yet been served for this possible action, it is unable to determine the merits of this case. However, the Company plans on vigorously defending itself against any claims brought and damages sought.

	(d)	Kennecott royalty:

Kennecott has the right to acquire a 2% net smelter return royalty (the NSR royalty) from the sale of metals from a defined area of the Company's Rock Creek property anytime until the later of one year after Rock Creek achieves 80% of designed commercial capacity production or December 31, 2015. Kennecott is required to surrender 2,250,000 shares of the Company's common shares, or the common stock of Revett Silver previously issued and not yet exchanged for common shares of the Company, to acquire the NSR royalty. The NSR royalty terminates upon Kennecott's recovery of $8.0 million in total royalty payments plus an adjustment related to changes in the consumer price index.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

11.	Commitments and contingencies (continued):

	(e)	Royal Gold private placement:

In October 2004, Revett Silver sold Royal Gold 1,333,333 common shares for gross proceeds of $1.0 million. Royal Gold has the right to convert these common shares, or the common shares of the Company that were received on exchange of Revett Silver common shares, into a perpetual, non- participating 1% net smelter return royalty on production from Rock Creek. This conversion must be made within a specified period of time after the Company makes a decision to develop Rock Creek. This agreement also gives Royal Gold the right to assume certain obligations with respect to the Kennecott note payable if Revett Silver is in default of that note. If Royal Gold assumes the Kennecott note (now owned by the Company), Royal Gold will have the right to convert the note and interest owing into a 3% net smelter return royalty on production from Rock Creek or into common shares of the Company.

	(f)	Operating leases:

The Company has entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire by 2010 and many may be renewed annually. Total operating lease costs recognized for the years ended December 31, 2007, 2006 and 2005 was $0.4 million, $0.8 million and $0.6 million, respectively. The obligations in 2008, 2009, and 2010 under the terms of these leases are $0.5 million, $0.5 million and $0.1 million, respectively.

12.	Financial instruments:

	(a)	Fair value:

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivables, income taxes receivable, restricted cash, trade accounts payable, payroll liabilities, income, property and mining taxes and other accrued liabilities are reasonable estimates of their fair values based upon the short term nature of these amounts. Long-term debt is estimated to approximate fair value due to the nature of the obligation and market bearing interest rates.

	(b)	Credit and interest rate risk:

The Company monitors the financial condition of its customers and counterparties to contracts and considers the risk of material loss to be remote. The Company is not exposed to significant interest rate risk.

13.	Segmented information:

The Company considers itself to operate in a single segment being copper and silver mining and related activities including exploration, development, mining and processing. All revenues earned and mineral, property, plant and equipment are located in the United States. For all periods presented, all revenues, accounts receivables and concentrate settlements payable are from one customer pursuant to a concentrate sales agreement.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

14.	Reconciliation to United States generally accepted accounting principles:

The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP), which differ in certain material respects from those principles that the Company would have followed had its consolidated financial statements been prepared in accordance with United States generally accepted accounting principles (US GAAP).

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets are as follows:

	2007	2006

Liabilities, under Canadian GAAP	$40,540	$44,069
Shares redeemable at option of holder (a)	1,076	1,076

Liabilities, under US GAAP	$41,616	$45,145

Shareholders’ equity, under Canadian GAAP	$54,071	$50,134
Shares redeemable at option of holder (a)	(1,076)	(1,076)

Shareholders’ equity, under US GAAP	$52,995	$49,058

There are no material differences between Canadian GAAP and US GAAP with respect to results from operations as stated in the consolidated statement of operations and total operating, financing or investing cash flows in the consolidated statement of cash flows.

(a)	Redeemable shares:

The Company has issued 3,583,333 common shares which are redeemable, at the option of the holder, into a net smelter return royalty as described in notes 11(d) and 11(e). Under Canadian GAAP, the equity portion of these shares would be classified as equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity in liabilities.

(b)	Investments:

Under Financial Accounting Standards FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company’s short-term investments would be classified as available-for-sale securities and carried at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings under US GAAP and reported in a separate component of shareholders’ equity net of the related tax effect until realized. The cost of securities sold or reclassified out of accumulated other comprehensive income into earnings is determined on a specific identification basis. Prior to the change in accounting policy with respect to financial instruments as described in note 2(b), the Company recorded its short-term investments at cost for Canadian GAAP purposes. The Company has determined that this difference does not have a material impact on the amounts recognized for US GAAP purposes for the years ended December 31, 2006 and 2005. Effective January 1, 2007, the accounting for these investments is the same for Canadian and US GAAP.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

14.	Reconciliation to United States generally accepted accounting principles (continued):

	(c)	Income taxes:

For Canadian GAAP purposes, future income tax assets and liabilities are calculated based on substantially enacted tax rates in effect in the periods when the temporary differences are expected to reverse. For US GAAP purposes, enacted tax rates are used to calculate future income tax assets and liabilities. For all periods presented, there were no differences between the tax rates used for Canadian and US GAAP purposes.

Effective January 1, 2007, for US GAAP purposes, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS Statement No. 109. This interpretation provides guidance on recognition and measurement of uncertainties in income taxes. Adoption of this Interpretation did not have a significant effect on the Company’s results of operations or financial position as the Company does not believe that any income tax positions taken in its filings are subject to material uncertainty if reviewed by the Internal Revenue Service or Canada Revenue Agency. In cases where the Company is charged interest and penalties on uncertain tax positions which do not meet the recognition criteria, the Company includes these in interest expense and other operating expenses respectively. Tax years subsequent to December 31, 2004 remain open for examination by the Internal Revenue Service and Canada Revenue Agency. However, in both jurisdictions, if the Company utilizes tax loss carry forwards in the future, those losses can be challenged in the year they are used even though the tax year in which they were incurred is statute barred.

	(d)	Common share units:

Under Canadian GAAP, the proceeds received on issuance of units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be classified as equity. The fair value of the share purchase warrants issued in November 2006 (note 9(a)) was determined to be $1.0 million using the Black-Scholes method based on the following factors: risk free rate - 4.50%; volatility - 70%; expected life - 2.5 years; expected dividend yield - nil. Accordingly, under US GAAP, share capital would be reduced and contributed surplus as at December 31, 2006 would be increased by $1.0 million respectively to reflect the relative fair values of the shares and warrants. As of December 31, 2007, none of the warrants have been exercised.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

14.	Reconciliation to United States generally accepted accounting principles (continued):

	(e)	Other additional disclosures:

		(i)	Stock option plan and compensation expense:

The weighted average intrinsic value of options exercised during the year ended December 31, 2007 was nil (2006 - nil; 2005 - nil). As at December 31, 2007 the weighted average intrinsic value of options outstanding and exercisable was $0.03 and $0.03 per option respectively (2006 - $0.24 and $0.27).

As at December 31, 2007 the total unrecognized compensation cost related to unvested stock options is $0.3 million. This cost is expected to be recognized over the weighted average period of 22 months.

		(ii)	Business acquisitions:

FAS No. 141, Business Combinations, requires the disclosure in the year of acquisition of certain pro-forma information including revenues, net loss and loss per share amounts, as if the business combination occurred at the beginning of year in which the acquisition occurred. With respect to the acquisition of Revett Silver as described in note 3, pro-forma disclosures would be as follows.

Year ended
December 31,
2005

Revenues	$21,136
Net loss	3,235
Net loss per share	0.06

(f)	Impact of recent United States accounting pronouncements:

(i)

During 2006, FASB issued Statement No. 157 Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures currently required by other accounting standards. The standard is effective for the Company beginning on January 1, 2008 and is not expected to have a material impact on the consolidated financial statements.

(ii)

In February 2007, FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 was issued. SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected is recorded in earnings at each subsequent reporting date. This statement is effective for the Company beginning January 1, 2008 and is not expected to have material impact on the consolidated financial statements.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2007, 2006 and 2005

14.	Reconciliation to United States generally accepted accounting principles (continued):

	(f)	Impact of recent United States accounting pronouncements (continued):

(iii)

In December 2007, FASB issued SFAS NO. 141(R) Business Combinations. This standard for the Company is effective for transactions on or after January 1, 2009. SFAS No. 141(R) will change the accounting for assets acquired and liabilities assumed in a business combination. These changes include:

			•	Acquisition costs will generally be expensed as incurred;

			•	Non controlling interests will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;

			•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

			•	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

			•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

•

The adoption of SFAS No 141(R) may have an effect on the consolidated financial statements as from time to time the Company acquires or contemplates acquiring the non controlling interest in its subsidiary, Revett Silver. Also, any future business combination occurring on or after January 1, 2009 will be accounted for in accordance with this guidance.

(iv)

In December 2007, FASB issued SFAS N0. 160 Non Controlling Interests in Consolidated Financial Statements - an amendment of No. ARB 51 which is effective for the Company on or after January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary and generally requires the classification of non-controlling interest as a component of shareholders’ equity. The Company is currently evaluating the potential impact of this statement on our consolidated financial statements.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revett Minerals Inc.

Date: March 28, 2008	/s/ William Orchow

William Orchow, its president and
chief executive officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	/s/ Scott Brunsdon

Scott Brunsdon,
the registrant’s principal accounting officer