Form 10-Q
period 2008-03-31
Revett Minerals Inc.
filed 2008-05-15
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO __________ .

REVETT MINERALS INC.
(Exact name of small business issuer in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

At May 14, 2008 75,002,702 shares of common stock were issued and outstanding.

Revett Minerals Inc.
Form 10-Q
QUARTER ENDED March 31, 2008

INDEX

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at March 31, 2008 and December 31, 2007
(expressed in thousands of United States dollars except share and per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,538	$14,055
Short term investments	1,002	3,955
Accounts receivable	3,968	970
Income tax receivable	-	1,250
Concentrate settlement receivable	1,507	-
Inventories (note 3)	4,701	4,519
Prepaid expenses and deposits	563	498
Total current assets	20,279	25,247
Mineral property, plant, equipment and mine development (net) (note 4)	60,531	60,714
Restricted cash (note 5)	7,477	7,386
Other long term assets	1,232	1,264

Total assets	$89,519	$94,611

Liabilities and shareholders equity
Current liabilities
Trade accounts payable	$1,801	$1,985
Payroll liabilities	880	806
Income, property and mining taxes	1,497	1,161
Concentrate settlement payable	-	526
Other accrued liabilities	1,030	852
Current portion of long term debt	3,572	9,719
Total current liabilities	8,780	15,049

Long-term portion of debt (note 6)	1,011	1,784
Reclamation and remediation liability (note 9 (b))	7,036	7,141
Future income tax	7,974	8,391
Total liabilities	24,801	32,365

Non controlling interest	8,604	8,175

Shareholders' equity
Preferred stock, no par value, unlimited authorized,
nil issued and outstanding
Common stock, no par value unlimited authorized,
75,002,702 (2007- 74,295,702) shares issued and outstanding (note 7 (b))	56,871	56,315
Contributed surplus	1,636	1,556
Deficit	(2,393)	(3,800)
	56,114	54,071

Total liabilities and shareholders equity	$89,519	$94,611

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations
Three months ended March 31, 2008 and 2007
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2008	ended March 31, 2007

Revenues	$12,034	$10,716
Expenses:
Cost of sales	8,278	7,550
Depreciation and amortization	392	386
Exploration and development	355	475
General & administrative	986	975
Accretion of reclamation and remediation liability	146	161
	10,157	9,547
Income from operations
	1,877	1,169

Other income (expenses):
Interest expense	(274)	(371)
Interest and other income	255	387
Foreign exchange (loss)	(216)	(33)
Total other income (expenses)	(235)	(17)

Net income before non controlling interest and taxes	1,642	1,152

Income tax recovery (expense)	426	(376)

Net income before non controlling interest	2,068	776

Non controlling interest	(661)	(475)

Net income for the period	$1,407	$301

Basic earnings per share	$0.02	$0.00

Diluted earnings per share	$0.02	$0.00

Weighed average number of shares outstanding	74,761,856	72,934,097

Weighted average number of diluted shares outstanding	75,071,221	73,509,069

Revett Minerals Inc.
Consolidated Statements of Cash Flow
Three months ended March 31, 2008 and 2007
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2008	ended March 31, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income for the period	$1,407	$301
Adjustment to reconcile net income to net cash used by
operating
Depreciation and amortization	392	386
Accretion of reclamation and remediation liability	146	161
Foreign exchange loss	216	33
Stock based compensation	80	343
Loss on disposal of fixed assets	74	-
Future income tax expense (recovery)	(623)	376
Non controlling interest	661	475
Accrued interest from reclamation trust fund	(86)	(82)
Amortization of prepaid insurance premium	32	41
Change in fair value of derivative contracts	(2,033)	(3,974)
Changes in:
Accounts receivable	(2,998)	3,399
Income tax receivable	1,250
Inventory	(182)	(857))
Prepaid expenses and other	(65)	(370)
Accounts payable and accrued liabilities	404	(1,745)
Net cash used by operating activities	(1,325)	(1,513)

Cash flows from investing activities:
Proceeds (purchase) of short term investments	2,953	(479)
Other long term assets	(3)	42
Purchase of plant and equipment	(6)	(258)
Net cash provided (used) by investing activities	2,944	(695)

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	-	1,327
Repayment of debt	(6,625)	(740)
Repayment of capital leases	(295)	(181)
Net cash from (used by) financing activities	(6,920)	406

Effects of foreign exchange on cash held
In foreign currencies	(216)	(33)

Net (decrease) increase in cash and cash equivalents	(5,517)	(1,835)
Cash and cash equivalents, beginning of period	14,055	19,862
Cash and cash equivalents, end of period	$8,538	$18,027

Supplementary cash flow information:
Cash paid for interest expense	$404	$545
Cash received for interest income	$374	$247
Common stock issued to acquire non controlling interest	$556	$-
Reduction of reclamation and remediation liability	$251	$1,021

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2008 and year ended December 31, 2007
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Common Shares		Contributed
	Shares	Amount	Surplus	Deficit	Total

Balance, December 31, 2006	71,904,088	$53,989	$816	$(4,671)	$50,134
Issued to acquire non controlling interest	1,097,999	999	-	-	999
Issued for cash on the exercise of share
purchase warrants	1,293,615	1,327	-	-	1,327
Stock-based compensation on options
granted	-	-	740		740
Net income for the year	-	-	-	871	871
Balance, December 31, 2007	74,295,702	$56,315	$1,556	$(3,800)	$54,071

Issued to acquire non controlling interest	707,000	556	-	-	556
Stock-based compensation on options
granted	-	-	80	-	80
Net income for the period				1,407	1,407
Balance, March31, 2008	75,002,702	$56,871	$1,636	$(2,393)	$56,114

See accompanying notes to interim consolidated financial statements.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, consisting only of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of March 31, 2008, and the results of its operations and its cash flows for the three month period ended March 31, 2008. The operating and financial results for Revett Minerals for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Except as discussed in note 2 below, these unaudited interim financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s audited financial statements for the year ended December 31, 2007. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly, these interim financial statements do not include all the notes to the financial statements required in audited financial statements and as such these statements should be read in conjunction with the most recently completed audited financial statements and notes of the Company for the year ended December 31, 2007. These statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Material differences between Canadian GAAP and generally accepted accounting principles in the United States (“US GAAP”) are disclosed in note 11. All currency is reported in United States dollars unless otherwise specified.

2.	Adoption of New Accounting Standards

On January 1, 2008, the Company adopted The Canadian Institute of Chartered Accountants (“CICA”) section 1535- Capital Disclosures. This section establishes standards for disclosure concerning the Company’s objectives, policies and processes for managing capital. The required disclosure is contained in note 7 (a).

On January 1, 2008, the Company adopted CICA section 3862- Financial Instruments-Disclosures and section 3863 Financial Instruments- Presentation, which together comprise a complete set of disclosure and presentation requirements that revise and enhance current disclosure obligations. Section 3862 requires disclosure of additional detail by financial asset and liability categories. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. The standard deals with the classification of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and the circumstances in which financial assets and liabilities are offset. The required disclosure is contained in note 10.

On January 1, 2008, the Company adopted CICA section 3031- Inventories, which provides guidance on the measurement, presentation and disclosure requirements for inventories. This pronouncement requires inventories to be measured at the lower of cost and net realizable value and provides guidance on the determination of cost and its subsequent recognition as an expense, including any write-down to net realizable value. In certain circumstances this section also requires that previous write downs be reversed. Previously, the Company valued materials and

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

supplies inventory at the lower of cost or replacement cost and a write up of inventory was not permitted. This section has been applied retroactively without restatement of prior periods but the adoption of this section did not result in any adjustments to opening deficit. The required disclosure is contained in note 3.

3.	Inventories

The major components of the Company’s inventory accounts at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	Dec. 31, 2007
	(unaudited)	(audited)
Concentrate inventory	$1,259	$1,187
Material and supplies	3,442	3,332
	$4,701	$4,519

The table below identifies the nature of expenses included in cost of sales for the three months ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Nature of expense	(unaudited)	(unaudited)
Raw materials and consumables used	$3,169	$2,947
Labor costs	2,604	2,507
Other costs	2,597	2,727
Net change in concentrate inventories	(727)	(631)
	$8,278	$7,550

4.	Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at March 31, 2008, and December 31, 2007 are as follows:

	March 31, 2008	Dec. 31, 2007
	(unaudited)	(audited)
TROY:
Property acquisition and development costs	$8,942	$9,093
Plant and equipment	11,232	11,324
Buildings and structures	996	997
ROCK CREEK:
Property acquisition costs	40,024	39,595
OTHER, corporate	3,672	3,672
OTHER, mineral properties	118	118
	64,984	64,799
Accumulated depreciation &depletion:
Troy Property	(2,321)	(2,142)
Troy plant and equipment	(1,896)	(1,727)

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Troy buildings and structures	(165)	(146)
Other corporate assets	(71)	(70)
	(4,453)	(4.085)
	$60,531	$60,714

No drilling costs were incurred and capitalized to convert mineral resources to reserves at the Rock Creek property and the Troy mine during the periods presented.

On February 1, 2008, Revett Silver shareholders exchanged 707,000 Class B common shares for common shares of the Company on a one for one basis. The Company exchanged these Class B common shares for Class A common shares of Revett Silver increasing its ownership in Revett Silver from 69% to 69.8% . As a result of this share exchange, the Company recorded an increase in the carrying value of the Troy and Rock Creek properties in the amount of $528,689, an increase in the future income tax liability of $206,400 and a corresponding reduction of $233,352 in non controlling interest.

5.	Restricted Cash

On March 29, 2005, the Company purchased from a leading North American insurance company an environmental risk transfer program (“the ERTP’). The total cost of the ERTP was $8.4 million. Of this $8.4 million, $6.5 million was deposited in an interest-bearing account with the insurer (“the Commutation Account”). The Commutation Account principal plus interest earned on the principal are reserved exclusively to pay the Company’s reclamation and mine closure liabilities at the Troy Mine. The remaining $1.9 million was comprised of a premium paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is considered a non-current asset and is amortized over the life of the mine on a units-of-production basis. At March 31, 2008 the commutation account was $7.5 million (December 31, 2007-$7.4 million) and the balance for the prepaid insurance was $1.4 million (December 31, 2007-$1.4 million), of which the long term portion of $1.2 million (December 31, 2007-$1.2 million) is included in other assets.

6.	Long-term debt

At March 31, 2008 and December 31, 2007 the balance of the company’s long term debt and capital lease obligations were as follows.

	March 31, 2008	Dec. 31, 2007
	(unaudited)	(audited)

Royal Gold royalty	$3,080	$3,705
Kennecott note	-	6,000
Capital leases	1,503	1,798
	4,583	11,503
Current portion	(3,572)	(9,719)
	$1,011	$1,784

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Royal Gold Royalty

In October 2004, Revett Silver sold Royal Gold two royalties on production from the Troy Mine for $7.25 million (the “production payment”) and $0.25 million (the “tail royalty”), respectively. The production payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of proven and probable reserves as at October 13, 2004 or $10.5 million. The tail royalty is payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production between 100% and 115% of its proven and probable reserves as at October 13, 2004 and then at the rate of 2% thereafter. At March 31, 2007, royalty payments approximating a cumulative total of $6.4 million had been made with an additional $0.7 million payable in April, 2008.

Kennecott Note Payable

The Kennecott note payable, originally issued by Revett Silver, bore interest at 1% over the prime rate in effect on the last day of the preceding quarter. On February 21, 2008, this note was acquired by Revett Minerals for face value and the Company received an assignment of the mortgages on the Troy and Rock Creek properties which secure this note.

7. Share Capital

(a) Capital Management

The Company is a junior mining company with only one producing asset and limited access to financial markets at advantageous terms and conditions. The Company’s objectives in managing its capital are twofold;

(i)

to maintain sufficient liquidity to ensure the Company can meet its obligations as they become due and to ensure sufficient cash or debt facilities are in place to fund the Company’s growth objectives and projects; and

(ii)	to minimize dilution of common equity now and in the future as and when the Company is required to access the capital markets.

The Company defines capital to include debt and equity.The Company establishes the amount of capital in proportion to risk by managing the capital structure and making adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. In order to maintain or adjust its capital structure, the Company may issue new shares or seeks debt financing.

The Company’s size, limited operating history, and the limited magnitude of its internally generated cash may be inadequate to finance its planned development activities at Rock Creek, its exploration and property, plant and equipment requirements at Troy. These factors also make accessing the debt markets difficult and costly. The Company may, from time to time, sell equity through secondary offerings to finance these cash requirements. The Company endeavors to sell its equity under the most favorable terms and conditions while attempting to minimize dilution to existing shareholders. To accomplish its objectives in managing capital, the Company continually monitors both the debt and equity markets to ensure the best possible price for any offering. The Company has decided not to pay dividends or repurchase any of its own outstanding equity for the foreseeable future.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Neither the Company nor its subsidiaries are subject to any externally imposed capital requirements, loan covenants or capital ratios. There were no changes to the Company’s approach to capital management for the period ended March 31, 2008.

(b) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At March 31, 2008, the Company had 75,002,702 shares of common stock outstanding. At March 31, 2008, Revett Silver had 26,311,761 Class B common shares outstanding which are exchangeable into common shares of the Company, under certain conditions.

(c) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At March 31, 2008, no preferred stock was issued or outstanding.

(d) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 8,000,000 shares of common stock, less that number of shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. As at March 31, 2008 Revett Silver had a total of 1,585,000 stock options exercisable into Class B common shares of Revett Silver at a weighed average price of $0.68 per share. Revett Silver will not grant any further stock options pursuant to this plan.

There were no stock options granted during the three months ended March 31, 2008 by the Company. At March 31, 2008, Revett Minerals had a total of 3,735,000 stock options outstanding at a weighted average exercise price of Can $1.02 and 3,245,002 options are currently exercisable with a weighted average exercise price of Can $0.88.

The fair value of stock options granted in the first quarter of 2007 was estimated using the Black-Scholes option pricing model with the following assumptions: The exercise price of the option at the date of the grant equals the fair value of the stock;

a)	Risk-free interest rate at the date of the grant- 4.5% per annum;
b)	Life of the option- 4 years;
c)	Volatility- 70%; and
d)	Dividends- nil.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

For the three month ended March 31, 2008, the Company recorded total non-cash compensation related to its equity compensation plans of $80,000, compared to $343,000 for the first quarter of 2007. The table below identifies the key attributes of the stock options granted by the Company and the options vested as at March 31, 2008.

Options	Options	Exercise	Expiry
Granted	Vested	Price (Can $)	Date
100,000	100,000	0.76	January 25, 2010
600,000	600,000	0.76	April 27, 2010
75,000	75,000	0.55	July 19, 2010
40,000	40,000	1.25	May 12, 2011
20,000	20,000	1.25	September 15, 2011
1,575,000	1,575,000	1.10	October 4, 2011
25,000	25,000	1.45	December 4, 2011
1,050,000	700,002	1.11	January 12, 2012
40,000	40,000	1.15	March 5, 2012
210,000	70,000	0.84	November 19, 2012
3,735,000	3,245,002

(e) Stock Purchase Warrants

The table below identifies stock purchase warrants outstanding at March 31, 2008 for the purchase of common shares of Revett Minerals and Revett Silver. The warrants of Revett Silver are exercisable into Class B common stock of Revett Silver, which in turn may be exchangeable into common stock of Revett Minerals, under certain conditions.

	Number	Exercise price	Expiry
Revett Minerals	2,875,000	Can$ 1.36	May 22, 2009
Revett Silver (1)	3,051,326	US$ 1.00	To be determined
Revett Silver	620,000	US$ 0.25	September 2008

(1) These warrants expire 18 months after Revett Silver becomes listed on a public stock exchange

8.	Related Party Transactions

There were no related party transactions during the three months ended March 31, 2008 and 2007.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

9.	Commitments and Contingencies

a) Federal Mine Safety and Health Act Violations

The federal Mine Safety and Health Administration (“MSHA”) issued 53 safety related citations against a subsidiary at various times in August 2007. These citations related to a rock fall which occurred at Troy on July 30, 2007. Three of these citations allege the subsidiary company was negligent with respect to certain operations or activities conducted while mining and two citations allege the subsidiary acted in reckless disregard for the safety of the employees at the mine. In April 2008, the Company was informed by MSHA that fines approximating $0.6 million were being proposed relating to these and other citations, of which $0.5 million is being contested. The Company disputes the allegations and rational for the determination of the fines put forth by MSHA and is in the process of appealing the findings and fines. The Company will vigorously defend itself in court, if necessary.

b) Reclamation

In accordance with the operating permit granted the Troy Mine, the Montana DEQ is periodically required to review the ultimate bonding requirements for the mine. The bonding requirement at Troy totals $12.6 million and it is expected to increase an additional $0.3 million in 2008. The following table shows the changes in the reclamation liability for the three month period ended March 31, 2008.

	March 31, 2008	Dec. 31, 2007
	(unaudited)	(audited)
Reclamation and remediation liability
beginning of period	$7,141	$7,603
Change in timing and amount of estimated cash flows	(251)	(1,021)
Accretion expense	146	559
Ending balance	$7,063	$7,141

During the three months ended March 31, 2008, the Company extended the mine life at Troy to 2015 from 2013 and also increased the estimated undiscounted cost to reclaim Troy by $1.0 million. This resulted in a net reduction of the estimated liability.

c) Legal Proceedings

(1) Cabinet Resources Group, Inc. Plaintiff v. Montana Department of Environmental Quality, Revett Minerals Inc. and Genesis Inc., Defendant.

The plaintiff’s suit alleges that Troy is being operated in violation of the Montana Metal Mine Reclamation Act (“MMRA”) because of deficiencies in its reclamation plan and that the defendants have violated the Montana Constitution and various state statutes and regulations by allowing operations to continue. The plaintiffs seek a declaration that the Troy operating permit and reclamation plan are void and invalid; alternatively it seeks a writ of mandamus from the court requiring the DEQ to enforce the MMRA and suspend or revoke Troy’s operating permit, declare a forfeiture of the Company’s performance bond and enjoin the Company from further

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

operations at Troy pending approval of a new reclamation plan. The Company believes this action is without merit, particularly in view of on-going discussions with the DEQ concerning proposed revisions to the existing reclamation plan at Troy and the increase in the performance bonds approved and accepted by the DEQ. The Company is vigorously defending itself with respect to this action.

(2) Rock Creek Permitting Matters:

There are a number of legal challenges relating to the United States Forest Service (“USFS”) and DEQ approving the Rock Creek record of decision and supporting studies (including the recently re-affirmed biological opinion) and analysis. These challenges have been filed by individuals and organizations generally opposed to mining in the United States. The Company, in general, is not a named defendant to these actions, but it typically has requested and has been granted intervener status due to the direct impact the outcome of these cases could have on the Company’s Rock Creek project. These actions are either preliminary in nature, or where the Company has prevailed, the decision of the court is being appealed. Therefore, the outcome of these matters is not determinable. Although the Company believes that it will ultimately retain its environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from advancing development of the Rock Creek project which could result in the impairment and write down of the carrying value related to Rock Creek.

(3) Frank D. Duval and Janice E. Duval v Revett Silver Company.

This action was brought in August 2007 to compel Revett Silver to redeem 500,000 common shares of Revett Silver common stock that the Duval’s allegedly tendered for redemption at various times since March 2007. Frank D. Duval is a co-founder of Revett Silver and previously served as a director and executive officer of Revett Silver. Janice E. Duval, his spouse, also previously served as an executive officer of Revett Silver. Revett Silver has filed a response to the complaint, including counter claims against the Duvals. Revett Silver believes the claims are without merit and it is defending itself against the allegations.

(4) Possible Litigation:

Revett Silver Company believes that ASARCO LLC has filed a complaint in a Texas court that alleges certain amendments to the agreement, (but not the agreement itself) by which Revett Silver acquired ASARCO’s interest in Troy and Rock Creek, were invalid because ASARCO was about to become insolvent. These amendments were negotiated by the companies between 2000 and 2004 and were done at arm’s length. As of the date of this report this complaint has not been served and is therefore not in effect. The Company does not know if or when this complaint may be served. In any event, because Revett Silver’s dealings with ASARCO were years before ASARCO had filed for bankruptcy, the Company believes that these allegations are without merit and the Company plans on vigorously defending itself against these allegations when and if the complaint is served.

Tammy K. Ivins, Individually and as Personal Representative of the Estate of Michael E. Ivins, Deceased, Plaintiffs, vs. Revett Minerals Inc., a Foreign Corporation for Profit; Revett Silver Company, a for Profit Corporation; and Does A-Z, Inclusive, Defendants.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
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

d) Kennecott Royalty Option

Kennecott has the right to acquire a 2% net smelter return royalty from the sale of metals from a defined area of the Company’s Rock Creek property at any time until the later of: (1) one year after the Rock Creek Project achieves 80% of designed commercial capacity production or (2) December 31, 2015. Kennecott is required to surrender the 2,250,000 shares of the Company’s common stock or the common stock of Revett Silver previously issued and not yet exchanged for common shares of the Company in order to acquire this royalty. The royalty terminates upon Kennecott’s recovery of royalty payments in the amount of $8.0 million, plus an adjustment related to changes in the consumer price index.

e) Royal Gold Private Placement

In October 2004, Revett Silver sold Royal Gold 1,333,333 common shares for gross proceeds of $1.0 million. Royal Gold has the right to convert these common shares or the common shares of the Company that were received in exchange for the Revett Silver common shares into a perpetual, non-participating 1% net smelter return royalty from production from the Rock Creek project. This conversion must be made within a specified period of time after the Company makes a decision to develop Rock Creek. This agreement also gives Royal Gold the right to assume certain obligations with respect to the Kennecott note payable if Revett Silver is in default of that note. If Royal Gold assumes the Kennecott note, Royal Gold will have the right to convert the note and interest owing into a 3% net smelter return royalty on production from Rock Creek or into common shares of the Company.

10.	Financial Instruments

(a) Financial Risk Management

The Company has exposure to credit risk, liquidity risk and market risk from its use of financial instruments.

(b) Credit Risk

Credit risk is the potential for loss if a counterparty or customer fails to meet its financial obligations, principally with respect to accounts receivable, the investment in securities and if applicable, from the counterparty’s failure to honor obligations on forward contracts. In general, the Company manages this risk by doing business with reputable, highly rated companies and by closely monitoring the prompt payment of all obligations owing it.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Copper concentrate is sold to one customer under a long term contract. This customer is a privately held international metal trading company and it is one of the largest metal trading companies in the world. Therefore, management is unable to accurately determine the precise credit worthiness of any outstanding receivables due it. The Company receives a 90% provisional payment 14 days from the rail bill of lading date and may be at risk for this payment and the remaining provisional payments on prior shipments should this company encounter significant liquidity problems. Since 2005, the Company has received prompt and timely payment for all outstanding metal sales invoices. All sales are finalized and are required to be settled within three months of the rail car arriving at the smelter. Therefore, if its current customer is unable to purchase the Company’s concentrate, the Company believes that another buyer could be found, although the terms and conditions may not be as favorable as those currently enjoyed.

The Company may be exposed to credit risk on copper and silver forward contracts if its counterparty were not to honor its contractual commitment at settlement. The Company attempts to manage this risk by contracting only with reliable and reputable third parties. At March 31, 2008, the Company had no forward contracts with respect to any of its metal production.

The Company attempts to manage its credit risk associated with cash and short term investments through the use of large reputable regional financial institutions in the United States and in Canada by utilizing the services of one of Canada’s largest chartered banks. At March 31, 2008, the Company held cash and cash equivalents and short term investments in the amount of $9.5 million. The Company uses two banking institutions, a local regional bank which accounts for $5.8 million of the total and a major Canadian chartered bank which holds approximately $3.7 million. The funds held by the Canadian chartered bank are only invested in certificates of deposit which have a typical maturity of less than a year. Of the total $5.8 million held in the regional bank, approximately $2.3 million is liquid, held in checking or sweep accounts. $2.5 million is held in money market accounts and invested in terms for less than 90 days, and approximately $1.0 million is held in fixed income securities for a period not to exceed 365 days. The board of directors has approved a policy with respect to the investment of cash and it includes the following requirements:

i) no security shall be of a maturity longer than 18 months, unless otherwise directed by the Company’s board of directors;

ii) no single issuer or guarantor (other than U.S. Treasury and other Federal Agencies) may represent more than 15-percent of the total value of Company’s investible cash;

iii) the total portfolio must meet certain specified liquidity requirement such that the Company can convert these investments into cash within a reasonably short time period; and

iv) the board has specified the credit worthiness of acceptable investments as measured by third party rating agencies.

Both the Company and the investment manager at each financial institution is responsible for ensuring all fixed income investments conform to the policy adopted by the board of directors.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

The Company is required to provide third party financial assurance to the State of Montana regarding its reclamation obligations. This assurance is provided by an insurance company with a credit rating of A+ XV by AM Best, and this company also holds and controls the commutation account funds. The commutation account is used to secure the financial assurance provided the State. This provider of the financial assurance and the holder of the commutation account funds must be approved by the State of Montana. However, should this company become insolvent and the State requires third party assurance from a different company, there is no assurance that the Company would be able to obtain such financial assurance, in which case the operating permits at Troy and Rock Creek would likely be revoked.

The carrying amount of financial assets represents the maximum credit exposure. At March 31, 2008, the Company’s gross credit exposure was as follows:

Cash and cash equivalents	$8,538
Short term investments	1,002
Accounts receivable	5,475
Restricted cash	7,477
$22,492

(c) Liquidity Risk

Liquidity risk is the risk the Company will not be able to obtain sufficient cash to meet its financial obligations as they come due. This risk is typically managed through the prudent investment of cash balances, through the close monitoring of discretionary expenditures, such as capital and exploration programs and by the preparation of detailed cash forecasts and monitoring trends in metal production and metal prices. Significant cash commitments at March 31, 2008 are as follows:

	1	2-3	3 Plus
	Year	Years	Years	Total
Accounts payable and	accrued
liabilities	$5,083	$-	$-	$5,083
Capital leases (2)	972	749	-	1,721
Operating leases	512	512	-	1,024
Royalty owing (1)	2,828	508	-	3,336
Asset retirement obligation(2)	-	-	13,320	13,320

(1)	The royalty obligation is only payable on actual production and is capped at $10.5 million.
(2)	These amounts represent the undiscounted cash flow estimates.

(d) Market Risk

Market risk is the risk that changes in market prices, such as commodity prices, foreign exchange rates and interest rates will affect the Company’s income or the value of its financial instruments.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Commodity price risk: This is the largest market risk the Company is exposed to as changes in the prices of silver and copper will have a significant effect on revenue and the value of accounts receivable because a significant portion of the Company’s sales are subject to a future pricing mechanism and changes in metal prices will change both revenue and the value of accounts receivable. The Company does have a hedging policy which permits the Company to fix the price of concentrate to be produced in the future or for which concentrate has been sold and for which final settlement has not occurred.

For financial statement purposes the Company fair values the amount of silver and copper in concentrate sold to its customer for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses published forward prices for the period of expected settlement to estimate these expected prices. The table below identifies the accounts receivable for which revenues are subject to adjustment in the future and the change in this account from December 31, 2007.

Sales for which prices are not finalized	March 31, 2008	December 31, 2007
Copper sales not finalized (lbs)	2,756,263	1,822,972
Revenue adjustment for copper (000’s)	$1,176.1	$(601.6)
Silver sales not finalized (ozs)	287,856	200,215
Revenue adjustment for silver (000’s)	$331.3	$78.8

Should the price of copper change by $0.50 per pound and the price of silver change by $1.00 per ounce, then copper revenues would have changed by $1.4 million and silver revenue would have changed by $0.3 million.

Interest rate risk: At March 31, 2008, the Company had limited interest rate risk as the majority of its capital leases have fixed rates of interest and secondly, its cash investments are of a sufficiently short duration that changes in interest rates are unlikely to have significant effect on the value of these investments. The interest rate on the Royal Gold royalty is estimated using the effective interest rate method and as such changes in interest rates do not affect it.

Foreign exchange risk: The Company’s only foreign exchange risk is its exposure to the Canadian dollar, which as previously discussed, is limited to the $3.7 million dollars invested with a Canadian chartered bank. The Company has limited operating risk created through changes in foreign exchange because its operating assets are located in the United States, the US dollar is the Company’s functional currency and metal sales are priced in United States dollars. A 10% change in the value of the Canadian dollar against the US dollar would have increased or decreased income by approximately $0.37 million, all other things being held constant.

(e) Fair Values

The carrying values of cash and cash equivalents, short term investments, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of accounts receivable approximates fair value as they are marked to market each month using

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

quoted forward prices as at the last trading day of each month. The carrying values of capital lease obligations and the Royal Gold royalty approximate fair market values as they are based on market rates of interest.

11.	Reconciliation to United States Generally Accepted Accounting Principles

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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	March 31,	Dec. 31,
	2008	2007
Liabilities, under Canadian GAAP	$33,712	$40,540
Shares redeemable at option of holder (a)	1,076	1,076
Liabilities, under US GAAP	$34,788	$41,616
Shareholders’ equity, under Canadian GAAP	$55,807	$54,071
Shares redeemable at option of holder (a)	(1,076)	(1,076)
Shareholders’ equity, under US GAAP	$54,731	$52,995

There are no material differences between Canadian GAAP and US GAAP with respect to net income and comprehensive income and total operating, financing or investing cash flows in the consolidated statement of cash flows, for any of the periods presented.

(a) Redeemable shares:

The Company has issued 3,583,333 common shares which are redeemable, at the option of the holder, into a net smelter return royalty as described in notes 9 (d) and 9 (e). Under Canadian GAAP, the equity portion of these shares would be classified as equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity in liabilities.

(b) Income taxes:

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
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

(c) Common share units:

Under Canadian GAAP, the proceeds received on issuance of units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be equity classified. The fair value of share purchase warrants issued in November 2006 was determined to be $1.0 million using the Black-Scholes method based on the following factors: risk free rate - 4.50%; volatility - 70%; expected life - 2.5 years; expected dividend yield - nil. Accordingly, under US GAAP, share capital as at March 31, 2008 and December 31, 2007 would be reduced and contributed surplus as at these dates would be increased by $1.0 million to reflect the relative fair values of the shares and warrants. As at March 31, 2008, none of the warrants had been exercised.

(e) Other additional disclosures:

The following additional information would be disclosed if these consolidated financial statements were presented in accordance with US GAAP:

Stock option plan and compensation expense:

The weighed average intrinsic value of options exercised during the three months ended March 31, 2008 was nil (2007- nil). At March 31, 2008, the weighted average intrinsic value of options outstanding and exercisable was Can $14,250 and Can $14,250 respectively, and at March 31, 2007, they were Can $359,345 and Can $271,950, respectively.

At March 31, 2008, the total unrecognized compensation cost related to unvested stock options is $207,400. This cost is expected to be recognized over the weighted average period of 19 months.

At March 31, 2008, Revett Silver Company, a subsidiary of the Company had 1,585,000 stock options outstanding. The weighted average exercise price of Revett Silver options granted and exercisable is Can $0.68 per share. All options granted have vested. As at March 31, 2008 the estimated intrinsic value of the options granted and vested was Can $108,000 (2007-Can $1,301,307). Revett Silver is a private company and for the purposes of this calculation, it was assumed the value of Revett Minerals’ and Revett Silver’s common shares are the same.

(f) Impact of recently adopted United States accounting pronouncements:

     (i) On January 1, 2008, the Company adopted SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. The Company did not adopt the fair value option of any of its assets or liabilities.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the Three Months ended March 31, 2008
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

     (ii) On January 1, 2008, the Company adopted SFAS no. 157, “Fair Value Measurements, (SFAS 157). SFAS 157 established a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. The adoption of SFAS No. 157 did not materially effect the presentation or disclosure in the Company’s financial statements.

.

Item #2: Management’s Discussion and Analysis of Financial Condition and Results of Operations as at May 14, 2008

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month period ended March 31, 2008 should be read in conjunction with the unaudited interim financial statements and notes as at March 31, 2008 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2007 audited consolidated financial statements dated at February 8, 2008, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian generally accepted accounting principles. Material differences between Canadian and US GAAP are disclosed in note 11 of the consolidated interim financial statements

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three Months Ended March 31, 2008

As at May 14, 2008, the Company’s principal assets consisted of a 69.8% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 69.8% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana. Troy was placed back into commercial production by the Company in January, 2005.

Overall Performance

For the three month period ended March 31, 2008, Revett Minerals reported net income after taxes and non-controlling interest of $1.4 million or $0.02 per share compared to net income after taxes and non-controlling interest of $0.3 million or $0.00 per share for the three months ended March 31, 2007.

On a stand alone basis, Troy (100% basis) reported net income before taxes for the three month period ended March 31, 2008 of $3.2 million compared to net income before taxes of $3.0 million for the comparable period in 2007. Only 69.8% of these earnings are attributable to the shareholders of Revett Minerals during the first quarter because of the non-controlling shareholdings in Revett Silver. This ownership interest increased from 69% in December 2007 to 69.8% in February 2008.

The major highlights for the quarter ended March 31, 2008, included:

  Troy (100% basis) achieved improved mill throughput averaging 3,332 tons per day for the three months ended March 31, 2008 compared to 2,309 tons per day in the fourth quarter of 2007;
  Troy (100% basis) produced 2.1 million pounds of copper and 231,912 ounces of silver compared to 1.1 million pounds of copper and 127,352 ounces of silver in the fourth quarter of 2007;
  Revett Minerals acquired the Kennecott term note leaving the consolidated company with only minimal non-royalty related debt, all of which relates to capital leases;

  For the three months ended March 31, 2008, the Company reported income from operations of $1.9 million compared to a loss from operations of $6.5 million for the three Months ended December 31, 2007; and
  The Company reported net income of $1.4 million or $0.02 per share for the first quarter versus a loss of $3.0 million or $0.04 per share in the fourth quarter of 2007 and a profit of $0.3 million or $0.00 per share for the quarter ended March 31, 2007.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Same Period in 2007

For the first quarter of 2008, Revett reported a profit of $1.4 million or $0.02 per share on revenue of $12.0 million. This compared to a profit of $0.3 million or $0.00 per share during the first quarter of 2007 on sales of $10.7 million and a loss of $3.0 million or ($0.04) per share in the fourth quarter of 2007 on sales of $3.1 million.

Concentrate deliveries and sales during the first quarter of 2008 consisted of 2.0 million pounds of payable copper and 183,735 ounces of payable silver compared to 2.7 million pounds of copper and 292,365 ounces of silver during the first quarter of 2007.

Operating Results:

The table below illustrates certain key operating statistics for Troy (100% basis) for the three months ended March 31, 2008, with a comparison to the same three month period in 2007.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Tons milled	299,863	350,180
Tons milled per day	3,332	3,891
Copper grade (%)	0.41	0.54
Silver grade (opt)	0.87	1.15
Copper recovery (%)	86.5	87.1
Silver recovery (%)	89.0	88.9
Copper produced (lbs)	2,129,522	3,302,352
Silver produced (ozs)	231,912	359,134

Production during the early part of the first quarter of 2008 was adversely affected by mining restrictions imposed by MSHA following the July 30, 2007 rock fall, but by mid February production, measured by mill throughput had improved significantly. For example, in January averaged daily throughput was approximately 2,289 tons per day but during March mill throughput had increased to 4,540 tons per day. Also during the quarter as mining activities became normalized the grade of ore milled also improved significantly which also contributed to improved production. Ore grades, however, remain below average life of mine grades and modest improvement in grades is anticipated throughout the rest of the year. Mill recoveries remain good and are above anticipated levels. The table below illustrates operating costs on a tons milled basis and generally reflects the sensitivity of costs to the level of mill throughput.

	Q1.08	Q4.07	Q3.07	Q2.07	Q1.07
Tons milled	299,863	212,425	208,186	337,712	350,180
Cost per ton milled ($)	26.33	32.81	32.89	22.04	21.77

Financial Results:

a)

Revenue: For the first quarter of 2008 compared to the first quarter of 2007, revenue increased from $10.7 million to $12.0 million (12.3%) mostly due to an increase in the price of copper and silver. During the quarter ended March 31, 2008, the price of copper and silver averaged $3.54 per pound and $17.68 per ounce, respectively, compared to average prices of $2.69 per pound and $13.53 per ounce, respectively in the first quarter of 2007. Complementing the general increase in metal prices, the mark to mark fair value of concentrate receivable with prices not yet finalized resulted in an increase in revenue of approximately $2.0 million compared to a favorable adjustment of $3.9 million during the first quarter of 2007. Offsetting these favorable price effects was slightly lower physical metal sales. Payable copper sales during the first quarter were 2.0 million pounds of copper and approximately 183,735 ounces of payable silver. The physical metal sold represents a reduction of 26% and 37% for copper and silver respectively from the first quarter of 2007. The main factors which resulted in lower production and sales in the first quarter of 2008 compared to that in 2007 was: (i) lower mill throughput of 14%; (ii) a reduction in the grade of silver ore milled of 24%; and (iii) a reduction in the ore grade of copper by 24%. These production issues were all a result of the restrictions placed by MSHA on areas where mining could take place resulting from the third quarter 2007 ground fall. Improvements have been made in March and April in both mill through put and the grade of ore milled

b)

Cost of Goods Sold: The cost of goods sold associated with the first quarter revenue was $ 8.3 million, an increase of $0.8 million (9.6%) over the same period in 2007. Costs increased because of higher labor expenditures, increased maintenance costs, increased parts and supplies costs (mostly in the drill and blast activities), and an increase in property and state mining taxes (the latter being a direct function of metal sales). On an operating cost basis the cost per ton milled (calculated as mining costs per ton milled plus milling costs per ton milled plus mine indirect costs per ton milled) declined to $26.32 per ton compared to $32.81 per ton in the fourth quarter of 2007. In the first quarter of 2007, operating costs per ton milled averaged $21.77 per ton. The increase in operating costs per ton milled in the first quarter of 2008 compared to the first quarter of 2007 was a function of lower mill throughput, increased salary expense and increased costs of parts and supplies.

c)

Depreciation and amortization: For the first quarter of 2008, these non cash charges were marginally higher than the first quarter of 2007 because of a year over year increase in the total cost of equipment being depreciated. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and marginal decrease in mill through put offset somewhat the higher depreciable base.

d)

Exploration and development: This expense decreased by $0.1 million because Troy has not commenced its exploration program for 2008 and spending at Rock Creek was slightly less in 2008 than it was in 2007.

e)

General and administration costs: The increase in corporate administration costs in the first quarter of 2008 over the comparable quarter in 2007 was due to increased public company costs including SOX 404 compliance costs and an increase in board of director costs resulting from the addition of one director and more meetings were held.

f)

Accretion of reclamation and remediation liability: The marginal decrease in the reclamation accretion account was a result of the increase in the mine life at Troy, essentially accreting the remaining costs over a longer period of time.

g)

Income from operations: The slight decline in concentrate production, which was offset by an increase in the price of copper and silver, resulted in the Company recording $1.9 million in income from operations, an increase of $0.7 million (61%) over income from operations reported for the first quarter of 2007.

h)

Other Expenses: For the first quarter of 2008, other expenses were a small expense of $0.2 million for the first quarter. This was almost entirely the result of a $0.2 million foreign exchange loss on the cash and investments held in Canada and denominated in Canadian dollars and only slightly larger than other expenses that were incurred in the first quarter of 2007.

i)

Income taxes: For the three month period ended March 31, 2008, the Company reported an income tax recovery of $0.4 million which arose from the recognition of certain deferred tax assets, principally net operating loss carry forwards, that were not previously recognized and the on-going amortization of the fair market purchase price adjustment to property, plant and equipment. These benefits were partially offset by the recognition during the quarter of a small alternative minimum tax liability.

j)

Non-controlling interest: The non-controlling interest charge of $0.6 million represents the after tax share of Revett Silver’s earnings attributable to the Class B shareholders of Revett Silver. This amount increases as Revett Silver’s income increases and it is reduced as Revett Minerals ownership in Revett Silver increases.

k)	Net earnings: The Company recorded net income of $1.4 million or $0.02 per share for the first quarter compared to net income of $0.3 million or $0.00 per share in the first quarter of 2007.

Summarized Financial Results by Quarter

	2008	2007	2007	2007	2007	2006	2006	2006
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Cu Prod’n (million lbs)	2.2	1.1	1.8	3.5	3.3	1.4	1.9	1.9
Ag Prod’n (000’s ozs)	232	127	196	372	359	175	239	238
Total Sales (000’s $)	12,034	3,130	9,136	15,903	10,716	4,041	8,406	11,497
Net Income (000’s $)	1,407	(3,037)	(120)	3,727	301	(4,806)	773	2,276
EPS- Basic ($)	0.02	(0.04)	(0.00)	0.05	0.00	(0.07)	0.01	0.04
EPS- fully diluted ($)	0.02	(0.04)	(0.00)	0.05	0.00	(0.07)	0.01	0.04
Cash and Cash Equivalents & s/t Investments ending (000’s $)	9,540	18,010	26,012	27,639	22,446	23,802	12,574	9,646

Total Assets, ending (000’s $)	89,519	94,611	100,329	102,398	94,225	94,203	87,289	86,337
Total liabilities, ending (000’s $)	24,801	32,365	33,959	36,318	33,111	35,545	34,097	34,247
Total Equity, ending (000’s $)	56,114	54,071	56,017	55,984	52,115	50,134	43,722	42,949

Financing Activities

During the first quarter of 2008 the Company did not enter entered into capital leases as capital expenditures were less than $6,000. In April 2008, the Company entered into a capital lease for a loader. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more
Royalty obligation	3,336	2,828	508	-	-
Capital lease obligations	1,721	972	749	-	-
Long term reclamation
costs	13,320	-	-	-	13,320
Total contractual
obligations	18,377	3,800	1,257	-	13,320

Liquidity and Capital Resources

The Company continues to be in a good working capital position with minimal debt obligations outstanding as at end of the first quarter of 2008. At the end of March 2008, there was $11.6 million of working capital compared to $10.2 million at December 31, 2007. This working capital includes cash, cash equivalents, and short term investments of $9.5 million at March 31, 2008 compared to $18.0 million at December 31, 2007. During the first quarter of 2008, Revett Minerals repurchased at face value the Kennecott loan which accounted for the majority of the reduction in cash. The only debt obligations remaining include capital leases on equipment at Troy and the production based royalty owing Royal Gold. As of the date of this report, the Company had paid a total of $7.2 million on the Royal Gold 7% royalty obligation. This royalty is capped at total payments of $10.5 million. Payments on the Royal Gold royalty are due on the 10th working day after the end of each calendar quarter.

During 2008, the Company has budgeted to spend $0.9 million in exploration at Troy and $1.2 million in capital, of which $0.7 million is development work to drive a ramp down from the existing mining areas into the “C-bed” reserves. The Company believes that it may be able to commence the evaluation program at Rock Creek in the near future. Total budgeted spending at Rock Creek for 2008 is approximately $13.5 million.

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

In October 2004, Revett Silver sold Royal Gold 1,333,333 common shares for gross proceeds of $1.0 million. Royal Gold has the right to convert these common shares into a perpetual, non-participating 1% net smelter return royalty from production from Rock Creek. This conversion must be made within a specified period of time after the Company makes a decision to develop Rock Creek. This agreement also gives Royal Gold the right to assume certain obligations with respect to the Kennecott note payable if the Company is in default of that note. If Royal Gold assumes the Kennecott note, Royal Gold will have the right to convert the note and interest owing into a 3% net smelter return royalty or into common shares of the Company. In February 2008, this note was acquired by Revett Minerals for face value and the Company received an assignment of the mortgages on the Troy and Rock Creek properties which secured this note.

Related Party Transactions

There were no related party transactions during the first three months of 2008.

Proposed Transactions

In accordance with the Agreement and Plan of Reorganization approved by the shareholders of Revett Silver, Revett Silver anticipates it may either redeem for cash or exchange for common shares of Revett Minerals up to $1.0 million worth of Class B common shares of Revett Silver per quarter. This exchange is predicated upon the introduction of the regulations for Section 7874 of the United States Internal Revenue Code. In February 2008, Revett Silver and Revett Minerals exchanged 707,000 Class B common shares of Revett Silver for a like number of common shares of Revett Minerals, which increased Revett Minerals ownership in Revett Silver to 69.8% .

Principal Risks and Uncertainties

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

Our reclamation liability at Troy could be substantial. In acquiring Troy, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.6 million performance bond to ensure that sufficient funds would be available to meet these obligations, and our subsequent agreement with the DEQ to increase the amount of the bond by $338,000 in December 2008. We are currently preparing a revised reclamation and restoration plan for Troy, which, when completed, may result in changes to the estimated reclamation and restoration costs and the amount of the performance bond. One of the key issues that has yet to be resolved is the extent to which we may be required to treat water from Troy after mining operations have ceased. Another issue is whether we are required to prepare and file an EIS in conjunction with any action taken with respect to our revised reclamation plan. We have advised the DEQ that we will fund the cost of an EIS, but believe the study should be postponed until such time as mining operations at Troy are actually projected to cease and more current information concerning the scope of any required remediation is known. We do not presently know whether our revised plan will actually result in increased reclamation and restoration costs at Troy. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production, and in the case of Troy, could include provisions requiring us to perpetually treat all of the discharged water from the mine. These factors could result in the imposition of a higher performance bond. Further, our reclamation and restoration liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the amount of the bond would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on its financial condition.

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

We presently do not have the financial resources to develop Rock Creek. At March 31, 2008 we had cash and cash equivalents and short term investments of approximately $9.5 million. Although we believe we may have sufficient cash to fund our evaluation program at Rock Creek, we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $300 to $350 million and could change materially.

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

Recently Adopted Accounting Standards

On January 1, 2008, the Company adopted SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permitted entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. The Company did not adopt the fair value option.

On January 1, 2008, the Company adopted SFAS no. 157, “Fair Value Measurements, (SFAS 157). SFAS 157 established a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. The adoption of SFAS No. 157 did not materially effect the presentation and disclosure in the Company’s financial statements.

On January 1, 2008, the Company adopted The Canadian Institute of Chartered Accountants (“CICA”) section 1535- “Capital Disclosures”. This section establishes standards for disclosure concerning a company’s objectives, policies and processes for managing capital. The required disclosure is contained in note 7 (a) to the financial statements.

On January 1, 2008, the Company adopted CICA section 3862- Financial Instruments-Disclosures and section 3863 Financial Instruments- Presentation, which together comprise a complete set of disclosure and presentation requirements that revise and enhance current disclosure obligations. Section 3862 requires disclosure of additional detail by financial asset and liability categories. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. The standard deals with the classification of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and the circumstances in which financial assets and liabilities are offset. The required disclosure is in note 10 to the financial statements.

On January 1, 2008, the Company adopted CICA section 3031- Inventories, which provides guidance on the measurement, presentation and disclosure requirements for inventories. This pronouncement requires inventories to be measured at the lower of cost and net realizable value and provides guidance on the determination of cost and its subsequent recognition as an expense, including any write-down to net realizable value. In certain circumstances this section also requires that previous write downs be reversed. Previously, the Company valued materials and supplies inventory at the lower of cost or replacement cost and a write up of inventory was not permitted This section has been applied retroactively without restatement of prior periods but the adoption of this section did not result in any adjustments to opening deficit. The required disclosure is in note 3 to the financial statements.

Financial Instruments, Hedging Activities and Other Instruments

The Company fair values the amount of silver and copper in concentrate for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses future contract prices at each month end to estimate these expected prices. At March 31, 2008, the Company had 2.7 million pounds of copper and 331,260 ounces of silver with prices not yet fixed. The fair value revenue adjustment was a gain of $1.5 million. Considerable judgment is required to interpret market data and to develop the estimates of fair value for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

At March 31, 2008 and as at the date of this report, the Company had no forward sales contracts outstanding.

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
  risks of future unknown lawsuits respecting future planned activities on our projects or past activities by the Company.

as well as other factors described in our annual Form 10-K and the various regulatory filings done with United States and Canadian and provincial regulatory bodies which are available in Canada at www.sedar.com or in the United States on EDGAR. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. We disclaim any obligation to update any forward-looking statement made here-in. Readers are cautioned not to put undue reliance on forward looking statements.

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

During the three months ended March 31, 2008, the company delivered and sold 2.0 million pounds of payable copper and 183,735 payable ounces of silver. Based upon these metals sales level, a $0.50 change in the price of each metal would have changed revenue by $1.1 million.

A substantial portion of the Company’s cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $3.7 million of the Company’s short term investments are in savings deposits or in the form of certificates of deposit issued by the a major Canadian chartered bank and are denominated in Canadian dollars which exposes the Company to some foreign exchange risk.

Item #4: Controls and Procedures

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

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in its periodic reports and other information filed under the Securities Exchange Act, as amended (“the Exchange Act”) is recorded, processed, summarized and accurately reported within the time periods prescribed by the Securities and Exchange Commission’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to the Company’s management, including its chief executive office, its chief financial officer and other principal accounting officers, so such persons can make timely decisions regarding disclosure,

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at March 31, 2008 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

As permitted by the transitional period established by the Securities and Exchange Commission (Item 308T), the Company has not yet completed, in its entirety, its evaluation as to whether internal controls over financial reporting are effective. Our evaluation has been on-going since mid 2007 and we expect to complete it in 2008.

Changes in Internal Controls. During the first quarter of 2008, there were no changes in internal controls from the prior quarter.

PART II: Other Information

Item #1: Legal proceedings

The Company and certain of its subsidiaries are parties to several pending legal actions in the federal and state courts in Montana as of the date of this report, all of which are predicated on alleged violations of various federal and state environmental laws and regulations at Troy and Rock Creek.

Troy-Related Actions.

Cabinet Resource Group, Inc. v. Montana Department of Environmental Quality, Revett Minerals Inc. and Genesis Inc., Montana Nineteenth Judicial District Court in and for Lincoln County (Case No. DV-07-118). This action was brought in 2007. The plaintiff, a regional environmental organization, alleges that Genesis, Inc. is operating Troy in violation of the Metal Mine Reclamation Act (“MMRA”) because of deficiencies in its reclamation plan, and that all of the defendants have violated the Montana constitution and various state statutes and regulations by allowing such operations to continue. The plaintiff seeks a declaration that the Troy operating permit and reclamation plan are void and invalid; alternatively, it seeks a writ of mandamus from the court requiring DEQ to enforce the MMRA and presumably suspend or revoke the operating permit, declare a forfeiture of the Company’s performance bond, and enjoin the Company from further operations at Troy pending approval of a reclamation plan. The plaintiff also alleges that DEQ has failed to maintain a clean and healthful environment, in violation of the Montana constitution.

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

In February 2005, the parties stipulated to a dismissal of the constitutional, MMRA and Outstanding Water Resources claims, without prejudice. In March 2006, the district court entered summary judgment against the plaintiffs on their claim that the MPDES permit as to Outfall 001 and 004 violated the Montana Water Quality Act and the state’s constitution. However, it did find that those portions of the MPDES permit covering Outfall 002 (the area in which a proposed paste facility would be constructed) violated the act and the constitution since it allows an increase in arsenic levels below the outfall, and was therefore void. The court concluded by noting that its decision does not mean Rock Creek could not go forward, only that the MPDES permit needed to be revised in light of its ruling. The Company had commenced the required revision of the MPDES permit before the court’s ruling was issued, as part of its statutorily-required five-year review process, and management is confident that the issues with the Outfall 002 can be successfully resolved.

In May 2007, the plaintiffs filed an appeal with the Montana Supreme Court, contending that the district court’s March 2006 summary judgment was incorrect in not invalidating the MPDES permit entirely, and asking the court to do so on constitutional grounds. Oral arguments have been heard respecting the plaintiffs appeal, but no decision has been rendered as of the date of this report.

Rock Creek Alliance, Clark Fork Coalition, Cabinet Resource Group, Inc., Montana Wilderness Association, Earthworks, and Alliance for the Wild Rockies, Plaintiffs, v. United States Forest Service, U.S. Department of Agriculture, Tom Tidwell, in his official capacity as Regional Forester for the Northern Region, Paul Bradford, in his official capacity as Forest Supervisor of the Kootenai National Forest, and Ed Schaffer, in his official capacity as Secretary of the U.S. Department of Agriculture, Defendants, United States District Court for the District of Montana, Missoula Division, Case No. CV-05-107-M-DWM. This action was originally filed in June 2005 and was superseded by an amended complaint filed in February 2008. Plaintiffs seek injunctive and declaratory relief against the defendants, claiming they unlawfully approved the record of decision, plan of operations, and the final EIS for Rock Creek. In addition, plaintiffs challenge the findings of a determination letter issued by the Forest Service and three supplemental information reports issued by the Kootenai National Forest in December 2007. They allege violations of the ESA, NEPA, the National Forest Management Act, the Clean Water Act, the Forest Service Organic Administration Act of 1897, the Administrative Procedure Act, and various implementing regulations adopted under these statutes. Revett Silver petitioned the court and was granted intervener status in October 2005.

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

Rock Creek Alliance, Cabinet Resource Group, Sierra Club, Alliance For The Wild Rockies, Natural Resource Defense Council, Trout Unlimited, Earthworks, Idaho Counsel of Trout Unlimited, Pacific Rivers Counsel and Great Old Broads For Wilderness v United States Fish and Wildlife Service, United States District Court for the District of Montana, Missoula Division, case No. CV-08-28-M-DWM. This lawsuit was filed in February 2008 after the US Fish and Wildlife Service reaffirmed the conclusions reached in its revised October 2006 biological opinion—namely, that Rock Creek would not jeopardize the continued existence of the grizzly bear or bull trout in the vicinity of the proposed mine. The plaintiffs contend that the conclusions reached by the USFWS ignored the best available science and were arbitrary, capricious, and an abuse of discretion in violation of the ESA and the Administrative Procedural Act. The Company has intervened in this matter as a defendant and this case has been consolidated with the above described actions. Answers have been filed by the Fish and Wildlife service and the Company and the issues will be briefed to the court tentatively scheduled for June 2008.

Management’s Analysis of Actions pertaining to the Record of Decision and Biological Opinion. Management cannot predict with any degree of certainty whether the Company will be successful in defending the pending legal challenges to the Forest Service’s record of decision and the Fish and Wildlife Service’s revised biological opinion. The issues presented by these challenges are complex and involve agency actions, procedures and determinations that the Company may influence but not control. The February 2008 amendment to the lawsuit petition challenging the USFWS’s revised biological opinion is particularly difficult to analyze at this time, since it simply challenges the scientific studies and evidence reached by the responsible agencies. It is also vexing in light of the conclusions that were reached in earlier challenges to the biological opinions, including an agency-approved agreed mitigation plan that addresses concerns about Rock Creek’s affect on grizzly bear habitat and migration corridors in the project area.

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

Federal Mine Safety and Health Act Violations and Related Matters. MSHA issued 53 safety-related citations and six orders against Revett Silver’s Genesis, Inc. subsidiary during the period from July 30, 2007 to September 30, 2007, the majority of which relate to the isolated rock fall incident and resulting fatality that occurred at Troy on July 30, 2007. Three of these citations allege that the Company was negligent with respect to certain operations or activities conducted at Troy, and two of them allege that Company acted in reckless disregard of the safety of its employees. The Company has been notified that fines totally over $0.5 million have been assessed by MSHSA and the Company has engaged counsel to appeal and contest these citations.

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

Item #1(a): Risk Factors

Information regarding risk factors appears in Item #2 “MD&A-Forward-Looking Statements” and various risks faced by use are also discussed elsewhere in Item 2 “MD&A” of this quarterly report. In addition, risk factors are discussed in Item 1A. in our Form 10-K filed with the SEC.

Item #2: Unregistered sales of equity securities and Use of proceeds

Not Applicable

Item #3: Defaults Upon Senior Securities

Not Applicable

Item #4: Submission To A Vote of Securities Holders

The Company has scheduled its annual meeting of shareholders for June 12, 2008, commencing at 2:30 p.m. (Eastern Time) and it will be held at the Conference Center 200- 20 Toronto Street, Toronto, Ontario. Matters to come before the shareholders included the election of directors and the appointment of the Company’s independent auditors and authorizing the directors to fix the remuneration to the auditors.

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

REVETT MINERALS INC.

Date: May 14, 2008	By: /s/ William Orchow
William Orchow
President and Chief Executive Officer

Date: May 14, 2008	By: /s/ Scott Brunsdon
Scott Brunsdon
Chief Financial Officer