Form 10-Q
period 2008-06-30
Revett Minerals Inc.
filed 2008-08-13
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2008.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ___________ TO _________.

REVETT MINERALS INC.
(Exact name of small business issuer in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

11115 East Montgomery, Suite G
Spokane Valley, Washington 99206
(Address of principal executive offices)

Registrant’s telephone number: (509) 921-2294

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ ] yes [X] No

At August 14, 2008 75,002,702 shares of common stock were issued and outstanding.

Revett Minerals Inc.
Form 10-Q
QUARTER ENDED June 30, 2008

INDEX

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries

Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at June 30, 2008 and December 31, 2007
(expressed in thousands of United States dollars)
(unaudited)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,106	$14,055
Short term investments	-	3,955
Accounts receivable	3,941	970
Income taxes receivable	50	1,250
Inventories (note 3)	4,767	4,519
Prepaid expenses and deposits	601	498
Total current assets	22,465	25,247
Mineral property, plant, equipment and mine development (net) (note 4)	60,364	60,714
Restricted cash (note 5)	7,538	7,386
Other long term assets	1,197	1,264

Total assets	$91,564	$94,611

Liabilities and shareholders equity
Current liabilities
Trade accounts payable	$2,347	$1,985
Payroll liabilities	1,062	806
Income, property and mining taxes	1,698	1,161
Concentrate settlement payable	416	526
Other accrued liabilities	1,438	852
Current portion of long term debt	3,025	9,719
Total current liabilities	9,986	15,049

Long-term portion of debt (note 6)	597	1,784
Reclamation and remediation liability (note 9 (b))	7,231	7,141
Future income taxes	8,450	8,391
Total liabilities	26,264	32,365

Non controlling interest	9,072	8,175

Shareholders' equity
Preferred stock, no par value, unlimited authorized,
nil issued and outstanding
Common stock, no par value unlimited authorized,
75,002,702 (2007- 74,295,702) shares issued and outstanding	56,871	56,315
Contributed surplus	1,675	1,556
Deficit	(2,318)	(3,800)
	56,228	54,071

Total liabilities and shareholders equity	$91,564	$94,611

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive Income
Three and six months ended June 30, 2008 and 2007
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$13,377	$15,903	$25,411	$26,619
Expenses:
Cost of sales	9,515	8,758	17,793	16,307
Depreciation and amortization	454	449	846	835
Exploration and development	958	625	1,310	1,100
General and administrative	1,389	1,064	2,375	2,039
Accretion of reclamation and remediation liability	148	162	295	323
	12,464	11,058	22,619	20,604
Income from operations	913	4,845	2,792	6,015

Other income (expenses):
Interest expense	(270)	(372)	(544)	(744)
Interest and other income	362	465	617	692
Foreign exchange gain (loss)	35	838	(183)	966
Total other income (expenses)	127	931	(110)	914

Net income before non controlling interest and taxes	1,040	5,776	2,682	6,929

Income tax expense	496	953	71	1,329

Net income before non controlling interest	544	4,823	2,611	5,600

Non controlling interest	469	1,096	1,129	1,571

Net income and comprehensive income for the period	$75	$3,727	$1,482	$4,029

Basic earnings per share	$0.00	$0.05	$0.02	$0.06

Diluted earnings per share	$0.00	$0.05	$0.02	$0.06

Weighed average number of shares outstanding	75,002,702	72,863,666	74,882,279	72,863,666

Weighted average number of diluted shares outstanding	75,028,702	73,585,032	74,908,279	73,250,995

Revett Minerals Inc.
Consolidated Statements of Cash Flow
Three and six months ended June 30, 2008 and 2007
(expressed in thousands of United States dollars)
(unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net income for the period	$75	$3,727	$1,482	$4,029
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	454	449	846	835
Accretion of reclamation and remediation liability	148	162	295	323
Foreign exchange loss (gain)	(35)	(838)	183	(966)
Stock based compensation	39	154	119	497
Loss (gain) on disposal of fixed assets	(7)	1	67	1
Future income tax expense (recovery)	475	953	(147)	1,329
Non controlling interest	469	1,096	1,129	1,571
Accrued interest from reclamation trust fund	(67)	(85)	(153)	(168)
Amortization of prepaid insurance premium	36	39	68	80
Change in fair value of derivative contracts	2,142	(1,466)	109	1,641
Changes in:
Accounts receivable	(82)	(3,838)	(3,080)	(5,113)
Income taxes receivable	-	-	1,250	-
Inventory	(65)	605	(247)	(253)
Prepaid expenses and other	(88)	126	(153)	(270)
Accounts payable and accrued liabilities	1,229	5,187	1,631	1,061
Net cash provided by operating activities	4,723	6,272	3,399	4,597

Cash flows from investing activities:
Proceeds (purchase) of short term investments	1,002	(1,465)	3,955	(1,944)
Other long term assets	3	541	-	583
Purchase of plant and equipment	(149)	(2,450)	(155)	(2,708)
Net cash provided (used) by investing activities	856	(3,374)	3,800	(4,069)

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	-	-	-	1,327
Proceeds from long term debt	-	1,838	-	1,839
Repayment of debt	(763)	(1,602)	(7,388)	(2,342)
Repayment of capital leases	(282)	(244)	(577)	(425)
Net cash from (used by) financing activities	(1,045)	(8)	(7,965)	399

Effects of foreign exchange on cash held
In foreign currencies	35	838	(183)	966

Net increase (decrease) in cash and cash equivalents	4,569	3,728	(949)	1,893
Cash and cash equivalents, beginning of period	8,537	18,027	14,055	19,862
Cash and cash equivalents, end of period	$13,106	$21,755	$13,106	$21,755

Supplementary cash flow information:
Cash paid for interest expense	$148	$242	$552	$787
Common stock issued to acquire non-controlling interest	$-	$-	$556	$-
Acquisition of plant and equipment under capital lease	$-	$-	$84	$-

Revett Minerals Inc.
Consolidated Statement of Shareholders’ Equity
Six months ended June 30, 2008 and 2007
(expressed in thousands of United States dollars)
(unaudited)

	Common shares		Contributed
	Shares	Amount	surplus	Deficit	Total

Balance, December 31, 2006	71,904,088	$53,989	$816	$(4,673)	$50,132
Issued for cash on the exercise of share
purchase warrants	1,293,615	1,327	-	-	1,327
Stock-based compensation on options
granted	-	-	496	-	496
Net income for the year	-	-	-	4,029	4,029
Balance, June 30, 2007	73,197,703	$55,316	$1,312	$(644)	$55,984

Balance, December 31, 2007	74,295,702	$56,315	$1,556	$(3,800)	$54,071
Issued to acquire non controlling interest	707,000	556	-	-	556
Issued for cash on the exercise of share
purchase warrants	-	-	-	-	-
Stock-based compensation on options
granted	-	-	119	-	119
Net income for the period	-	-	-	1,482	1,482
Balance, June 30, 2008	75,002,702	$56,871	$1,675	$(2,318)	$56,228

See accompanying notes to interim consolidated financial statements.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, consisting only of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of June 30, 2008, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2008 and 2007. The operating and financial results for Revett Minerals for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

On January 1, 2008, the Company adopted CICA section 3862- Financial Instruments-Disclosures and section 3863 Financial Instruments- Presentation, which together comprise a set of disclosure and presentation requirements that revise and enhance current disclosure obligations. Section 3862 requires disclosure of additional detail by financial asset and liability categories. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. The standard deals with the classification of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and the circumstances in which financial assets and liabilities are offset. The required disclosure is contained in note 10.

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
For the three and six months ended June 30, 2008 and 2007
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

3.	Inventories

The major components of the Company’s inventory accounts at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)
Concentrate inventory	$1,191	$1,187
Material and supplies	3,576	3,332
	$4,767	$4,519

Inventories are valued at cost at June 30, 2008 as cost exceeds net realizable value and at net realizable value at December 31, 2007. The table below identifies the nature of expenses included in cost of sales for the three and six months ended June 30, 2008 and 2007:

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
Nature of expense	June 30, 2008	June 30, 2007	June 30, 2008	June 20, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Raw materials and
consumables used	$3,633	$3,508	$6,802	$6,455
Labor costs	3,655	3,240	6,259	5,747
Other costs	2,139	1,399	4,736	4,126
Net change in concentrate
inventories	88	611	(4)	(21)
	$9,515	$8,758	$17,793	$16,307

4.	Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at June 30, 2008, and December 31, 2007 are as follows:

	June 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)
TROY:
Property acquisition and development costs	$8,989	$9,093
Plant and equipment	11,454	11,324
Buildings and structures	996	997
ROCK CREEK:
Property acquisition costs	40,044	39,595
OTHER, corporate	3,672	3,672
OTHER, mineral properties	118	118
	65,273	64,799

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Accumulated depreciation &depletion:
Troy Property	(2,528)	(2,142)
Troy plant and equipment	(2,122)	(1,727)
Troy buildings and structures	(186)	(146)
Other corporate assets	(73)	(70)
	(4,909)	(4.085)
	$60,364	$60,714

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

On March 29, 2005, the Company purchased from a leading North American insurance company an environmental risk transfer program (“the ERTP”). The total cost of the ERTP was $8.4 million. Of this $8.4 million, $6.5 million was deposited in an interest-bearing account with the insurer (“the Commutation Account”). The Commutation Account principal plus interest earned on the principal are reserved exclusively to pay the Company’s reclamation and mine closure liabilities at the Troy Mine. The remaining $1.9 million was comprised of a premium paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is considered a non-current asset and is amortized over the life of the mine on a units-of-production basis. At June 30, 2008 the commutation account was $7.5 million (December 31, 2007-$7.4 million) and the balance for the prepaid insurance was $1.4 million (December 31, 2007-$1.4 million), of which the long term portion of $1.2 million (December 31, 2007-$1.2 million) is included in other assets.

6.	Long-term debt

At June 30, 2008 and December 31, 2007 the balance of the company’s long term debt and capital lease obligations were as follows.

	June 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)

Royal Gold royalty	$2,317	$3,705
Kennecott note	-	6,000
Capital leases	1,305	1,798
	3,622	11,503
Current portion	(3,025)	(9,719)
	$597	$1,784

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Royal Gold Royalty

In October 2004, Revett Silver sold Royal Gold two royalties on production from the Troy Mine for $7.25 million (the “production payment”) and $0.25 million (the “tail royalty”), respectively. The production payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of proven and probable reserves as at October 13, 2004 or $10.5 million. The tail royalty is payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production between 100% and 115% of its proven and probable reserves as at October 13, 2004 and then at the rate of 2% thereafter. At June 30, 2008, royalty payments approximating a cumulative total of $7.2 million had been made with an additional $0.9 million payable in July 2008.

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

The Company defines capital to include debt and equity. The Company establishes the amount of capital in proportion to risk by managing the capital structure and making adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. In order to maintain or adjust its capital structure, the Company may issue new shares or seek debt financing.

The Company’s size, limited operating history, and the limited magnitude of its internally generated cash may be inadequate to finance its planned development activities at Rock Creek and its exploration and property, plant and equipment requirements at Troy. These factors also make accessing the debt markets difficult and costly. The Company may, from time to time, sell equity through secondary offerings to finance these cash requirements. The Company endeavors to sell its equity under the most favorable terms and conditions while attempting to minimize dilution to existing shareholders. To accomplish its objectives in managing capital, the Company

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

continually monitors both the debt and equity markets to ensure the best possible price for any offering. The Company has decided not to pay dividends or repurchase any of its own outstanding equity for the foreseeable future.

Neither the Company nor its subsidiaries are subject to any externally imposed capital requirements, loan covenants or capital ratios. There were no changes to the Company’s approach to capital management for the three and six months ended June 30, 2008.

(b) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At June 30, 2008, the Company had 75,002,702 shares of common stock outstanding. At June 30, 2008, Revett Silver had 26,311,761 Class B common shares outstanding which may be exchangeable into common shares of the Company, under certain conditions.

(c) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At June 30, 2008, no preferred stock was issued or outstanding.

(d) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 8,000,000 shares of common stock, less that number of shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. As at June 30, 2008 Revett Silver had a total of 1,585,000 stock options exercisable into Class B common shares of Revett Silver at a weighed average price of $0.68 per share. Revett Silver will not grant any further stock options pursuant to this plan.

There were 60,000 stock options granted during the three and six months ended June 30, 2008 by the Company. At June 30, 2008, Revett Minerals had a total of 3,740,000 stock options outstanding with a weighted average exercise price of Can $1.01 and 3,220,002 options are currently exercisable with a weighted average exercise price of Can $1.01. A total of 55,000 stock options were cancelled during the three and six month period ended June 30, 2008.

The weighted average grant date fair value of options granted in the three and six month periods ended June 30, 2008 was Can $0.32. The exercise price of the option at the date of the grant equals the fair value of the stock. The fair value of stock options granted in 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

a)	Risk-free interest rate at the date of the grant - 2.5% per annum;
b)	Life of the option- 4 years;
c)	Volatility- 71%; and
d)	Dividends- nil.

For the three and six months ended June 30, 2008, the Company recorded total non-cash compensation related to its equity compensation plans of $39,000 and $119,000 respectively, compared to $154,000 and $496,000 for the three and six month periods ending June 30, 2007. The table below identifies the key attributes of the stock options granted by the Company and the options vested as at June 30, 2008.

Options	Options	Exercise	Expiry
Granted	Vested	Price (Can $)	Date
100,000	100,000	0.76	January 25, 2010
600,000	600,000	0.76	April 27, 2010
75,000	75,000	0.55	July 19, 2010
40,000	40,000	1.25	May 12, 2011
20,000	20,000	1.25	September 15, 2011
1,520,000	1,520,000	1.10	October 4, 2011
25,000	25,000	1.45	December 4, 2011
1,050,000	700,002	1.11	January 12, 2012
40,000	40,000	1.15	March 5, 2012
210,000	70,000	0.84	November 19, 2012
60,000	30,000	0.60	May 1, 2013
3,740,000	3,220,002

(e) Stock Purchase Warrants

The table below identifies stock purchase warrants outstanding at June 30, 2008 for the purchase of common shares of Revett Minerals and Revett Silver. The warrants of Revett Silver are exercisable into Class B common stock of Revett Silver, which in turn may be exchangeable into common stock of Revett Minerals, under certain conditions.

	Number	Exercise price	Expiry
Revett Minerals	2,875,000	Can$ 1.36	May 22, 2009
Revett Silver (1)	3,051,326	US$ 1.00	To be determined
Revett Silver	620,000	US$ 0.25	September 2008

(1) These warrants expire 18 months after Revett Silver becomes listed on a public stock exchange

8.	Related Party Transactions

There were no related party transactions during the six months ended June 30, 2008.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
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

b) Reclamation

In accordance with the operating permit granted the Troy Mine, the Montana DEQ is periodically required to review the ultimate bonding requirements for the mine. The bonding requirement at Troy totals $12.6 million and it is expected to increase an additional $0.3 million in 2008. The following table shows the changes in the reclamation liability for the six month period ended June 30, 2008.

	June 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)
Reclamation and remediation liability
beginning of period	$7,141	$7,603
Change in timing and amount of estimated cash flows	(205)	(1,021)
Accretion expense	295	559
Ending balance	$7,231	$7,141

During the six months ended June 30, 2008, the Company extended the mine life at Troy to 2015 from 2013 and also increased the estimated undiscounted cost to reclaim Troy by $1.0 million. This resulted in a net reduction of the estimated liability.

c) Legal Proceedings

(1) Rock Creek Permitting Matters:

There are a number of legal challenges relating to the United States Forest Service (“USFS”) and DEQ approving the Rock Creek record of decision and supporting studies (including the recently re-affirmed biological opinion) and analysis. These challenges have been filed by individuals and organizations generally opposed to mining in the United States. The Company, in general, is not a named defendant to these actions, but it typically has requested and has been granted intervener status due to the direct impact the outcome of these cases could have on the Company’s Rock Creek project. The court has been fully briefed on all matters currently being adjudicated, or

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

where the Company has prevailed, the decision of the court is being appealed. Therefore, the outcome of these matters is not determinable. Although the Company believes that it will ultimately retain its environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from advancing development of the Rock Creek project which could result in the impairment and write down of the carrying value related to Rock Creek.

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

The Company may be exposed to credit risk on copper and silver forward contracts if its counterparty were not to honor its contractual commitment at settlement. The Company attempts to manage this risk by contracting only with reliable and reputable third parties. At June 30, 2008, the Company had 0.3 million pounds of copper hedged at $3.73 per pound settling in the fourth quarter of 2008.

The Company manages its credit risk associated with cash and short term investments through the use of large reputable regional financial institutions in the United States and in Canada by utilizing the services of one of Canada’s largest chartered banks. At June 30, 2008, the Company held cash and cash equivalents and short term investments in the amount of $13.1 million. The Company uses two banking institutions, a local regional bank which accounts for $9.4 million of the total and a major Canadian chartered bank which holds approximately $3.7 million. The funds held by the Canadian chartered bank are only invested in certificates of deposit which have a typical maturity of less than a year. Of the total $9.4 million held in the regional bank,

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

approximately $3.9 million is liquid, held in checking or sweep accounts. $5.5 million is held in money market accounts and invested in terms for less than 90 days. The board of directors has approved a policy with respect to the investment of cash and it includes the following requirements:

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

The carrying amount of financial assets represents the maximum credit exposure. At June 30, 2008, the Company’s gross credit exposure was as follows:

Cash and cash equivalents	$13,106
Accounts receivable	3,941
Restricted cash	7,538
$24,585

(c) Liquidity Risk

Liquidity risk is the risk the Company will not be able to obtain sufficient cash to meet its financial obligations as they come due. This risk is typically managed through the prudent investment of cash balances, through the close monitoring of discretionary expenditures, such as capital and exploration programs and by the preparation of detailed cash forecasts and monitoring trends in metal production and metal prices. Significant cash commitments at June 30, 2008 are as follows:

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	1	2-3	3 Plus
	Year	Years	Years	Total
Accounts payable and accrued
liabilities	$6,961	$-	$-	$6,961
Capital leases (1)	838	977	-	1815
Operating leases	512	512	-	1,024
Royalty owing (1)(2)	3,337	-	-	3,337
Asset retirement obligation(3)	-	-	13,320	13,320

(1)	These amounts include interest.
(2)	The royalty obligation is only payable on actual production and is capped at $10.5 million.
(3)	These amounts represent the undiscounted cash flow estimates

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

For financial statement purposes the Company fair values all forward sales contracts and the amount of silver and copper in concentrate sold to its customer for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses published forward prices for the period of expected settlement to estimate these expected prices. The table below identifies the accounts receivable for which revenues are subject to adjustment in the future as at June 30, 2008 and December 31, 2007.

Sales for which prices are not finalized	June 30, 2008	December 31, 2007
Copper sales not finalized (lbs)	3,862,820	1,822,972
Concentrate settlement payable for copper (000’s)	$(207.0)	$(601.6)
Silver sales not finalized (ozs)	392,365	200,215
Concentrate settlement payable for silver (000’s)	$(209.0)	$78.8

Should the price of copper change by $0.50 per pound and the price of silver change by $1.00 per ounce, then copper revenues would have changed by $2.2 million and silver revenue would have changed by $0.4 million for the six month period ended June 30, 2008.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Interest rate risk: At June 30, 2008, the Company had limited interest rate risk as the majority of its capital leases have fixed rates of interest and secondly, its cash investments are of a sufficiently short duration that changes in interest rates are unlikely to have significant effect on the value of these investments. The interest rate on the Royal Gold royalty is estimated using the effective interest rate method and as such changes in interest rates do not affect it.

Foreign exchange risk: The Company’s only foreign exchange risk is its exposure to the Canadian dollar, which as previously discussed, is limited to the $3.7 million dollars invested with a Canadian chartered bank. The Company has limited operating risk created through changes in foreign exchange because its operating assets are located in the United States, the US dollar is the Company’s functional currency and metal sales are priced in United States dollars. A 10% change in the value of the Canadian dollar against the US dollar would have changed net income by approximately $0.37 million, all other things being held constant.

(e) Fair Values

The carrying values of cash and cash equivalents, short term investments, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of accounts receivable and forward sales contracts approximates fair value as they are marked to market each month using quoted forward prices as at the last trading day of each month. The carrying values of capital lease obligations and the Royal Gold royalty approximate fair market values as they are based on market rates of interest.

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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	June 30,	Dec. 31,
	2008	2007
Liabilities, under Canadian GAAP	$35,336	$40,540
Shares redeemable at option of holder (a)	1,076	1,076
Liabilities, under US GAAP	$36,412	$41,616
Shareholders’ equity, under Canadian GAAP	$56,228	$54,071
Shares redeemable at option of holder (a)	(1,076)	(1,076)
Shareholders’ equity, under US GAAP	$55,152	$52,995

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

There are no material differences between Canadian GAAP and US GAAP with respect to net income and comprehensive income and total operating, financing or investing cash flows in the consolidated statement of cash flows, for any of the periods presented.

(a) Redeemable shares:

The Company has issued 3,583,333 common shares which are redeemable, at the option of the holder, into a net smelter return royalty. Under Canadian GAAP, the equity portion of these shares would be classified as equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity in liabilities.

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

(c) Common share units:

Under Canadian GAAP, the proceeds received on issuance of units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be equity classified. The fair value of share purchase warrants issued in November 2006 was determined to be $1.0 million using the Black-Scholes method based on the following factors: risk free rate - 4.50%; volatility - 70%; expected life - 2.5 years; expected dividend yield - nil. Accordingly, under US GAAP, share capital as at June 30, 2008 and December 31, 2007 would be reduced and contributed surplus as at these dates would be increased by $1.0 million to reflect the relative fair values of the shares and warrants. As at June 30, 2008, none of the warrants had been exercised.

(e) Other additional disclosures:

The following additional information would be disclosed if these consolidated financial statements were presented in accordance with US GAAP:

Stock option plan and compensation expense:

The weighed average intrinsic value of options exercised during the six months ended June 30, 2008 was nil (2007- nil). At June 30, 2008, the weighted average intrinsic value of options outstanding and exercisable was nil and nil respectively, and at June 30, 2007, they were Can $573,700 and Can $445,350, respectively.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

At June 30, 2008, the total unrecognized compensation cost related to unvested stock options is $144,200. This cost is expected to be recognized over the weighted average period of 16 months.

At June 30, 2008, Revett Silver Company, a subsidiary of the Company had 1,585,000 stock options outstanding. The weighted average exercise price of Revett Silver options granted and exercisable is Can $0.69 per share. All options granted have vested. As at June 30, 2008 the estimated intrinsic value of the options granted and vested was Can $9,000 (2007-Can $1,865,100). Revett Silver is a private company and for the purposes of this calculation, it was assumed the value of Revett Minerals’ and Revett Silver’s common shares are the same.

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

     (iii) In June 2008, the EITF reached a conclusion in EITF07-05 that an equity-linked financial instrument would not be considered indexed to the Company’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The determination of whether an equity-linked financial instrument is indexed to an entities own stock is not affected by the currency or currencies in which the underlying shares trade. This guidance is effective for financial statements beginning on January 1, 2009. The Company is presently evaluating the effect this guidance will have on its financial statements.

Item #2: Management’s Discussion and Analysis of Financial Condition and Results of Operations as at August 14, 2008

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month and six month periods ended June 30, 2008 should be read in conjunction with the unaudited interim financial statements and notes as at June 30, 2008 which form part of this report and the 2007 annual audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian generally accepted accounting principles. Material differences between Canadian and US GAAP are disclosed in note 11 of the consolidated interim financial statements.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three and Six Months Ended June 30, 2008

As at August 14, 2008, the Company’s principal assets consisted of a 69.8% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 69.8% interest in the Rock Creek copper and silver exploration project (“Rock Creek”) also located in northwest Montana. Troy was placed back into commercial production by the Company in January, 2005.

Overall Performance

For the three month period ended June 30, 2008, Revett Minerals reported net income after taxes and non-controlling interest of $0.1 million or $0.00 per share compared to net income after taxes and non-controlling interest of $3.7 million or $0.05 per share for the three months ended June 30, 2007. Net earnings in the second quarter of 2008 were negatively effected by three significant factors, (i) in the quarter revenues were reduced by $2.0 million due to the accounting requirement to mark to market accounts receivables and forward contracts for which final settlement has not yet occurred; (ii) legal expenses relating to Rock Creek approximated $0.5 million; and (iii) a large tax adjustment because management changed its estimate of the amount of exploration spending at Rock Creek which increased income tax expense for the period.

For the six month period ended June 30, 2008, Revett Minerals reported net income after taxes and non-controlling interest of $1.5 million or $0.02 per share compared to net income after taxes and non-controlling interest of $4.0 million or $0.06 per share for the six months ended June 30, 2007.

On a stand alone basis, Troy (100% basis) reported net income before taxes for the three month period ended June 30, 2008 of $3.4 million compared to net income before taxes of $8.2 million for the comparable period in 2007. Only 69.8% of these earnings are attributable to the shareholders of Revett Minerals during the reporting period because of the non-controlling shareholdings in Revett Silver. This ownership interest increased from 69% in December 2007 to 69.8% in February 2008 and was 67% on June 30, 2007.

The major highlights for the three and six months ended June 30, 2008 included:

  Troy (100% basis) attained mill throughput averaging 3,645 tons per day for the three months ended June 30, 2008 ( and 3,489 tons per day for the first six month period in 2008) compared to 3,711 tons per day during the three months ended June 30, 2007 ( and 3,801 tons per day for the six month period ended June 30, 2007);
  Troy (100% basis) generated over $5.2 million in cash for the three months ended June 30, 2008 bringing its year to date cash flow to over $3.6 million
  Troy (100% basis) generated net earnings before taxes of $3.4 million for the second quarter of 2008 and $6.6 million for the six month period ended June 30, 2008;
  Troy (100% basis) produced 2.4 million pounds of copper and 259,847 ounces of silver in concentrate during the second quarter of 2008 compared to 3.5 million pounds of copper and 372,332 ounces of silver for the three months ended June 30, 2007;
  For the six month period ended June 30, 2008, Troy produced 4.5 million pounds of copper and 491,759 ounces of silver in concentrate compared to production of 6.8 million pounds of copper and 731,466 ounces of silver in concentrate for the comparable six month period in 2007;
  Troy has now operated for 12 consecutive months without a lost time incident; and
  The Troy Mine has entered into a contractual agreement with Small Mine Development (“SMD”) whereby SMD will provide contract mining services to assist in development of the “C-Beds” and also assist in the on-going mining and development in the East Ore Body.

Results of Operations for the Three Months and Six Months Ended June 30, 2008 Compared to the Same Periods in 2007

For the three months ended June 30, 2008, Revett reported net income of $0.1 million or $0.00 per share on revenue of $13.4 million. This compared to net income of $3.7 million or $0.05 per share during the three months ended June 30, 2007 on revenues of $15.9 million.

For the six month period ended June 30, 2008, Revett Minerals reported net income after taxes and non-controlling interest of $1.5 million or $0.02 per share compared to net income after taxes and non-controlling interest of $4.0 million or $0.06 per share for the six months ended June 30, 2007.

Operating Results:

The table below illustrates certain key operating statistics for Troy (100% basis) for the three months ended June 30, 2008, with a comparison to the prior three months and same three month period in 2007.

	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2008	March 31, 2008	June 30, 2007
Tons milled	331,698	299,863	337,712
Tons milled per day	3,645	3,332	3,711
Copper grade (%)	0.41	0.41	0.59
Silver grade (opt)	0.87	0.87	1.24
Copper recovery (%)	87.9	86.5	87.1
Silver recovery (%)	90.1	89.0	88.5
Copper produced
(lbs)	2,388,947	2,129,522	3,490,930
Silver produced (ozs)	259,847	231,912	372,332
Copper sold (payable
pounds)	2,391,086	2,017,974	3,544,216
Silver sold (payable
ounces)	244,630	204,297	378,226

Production levels in the second quarter of 2008 improved by 10.6% over the first quarter of 2008, but lower than planned ore grades continue to affect the amount of payable metal produced. Since January 2008 the mine has operated for significant periods of time in the fringes of the ore body because metal prices have allowed for the production from lower grade material and, additionally the mine remains behind in its development as it continues to recovery from restrictions placed on it by MSHA during the second half of 2007. Ore grades, however, remain below average life of mine grades and modest improvement in grades is anticipated throughout the rest of the year. By the end of the quarter as mining activities became normalized, the grade of ore milled had improved significantly which will contribute to improved production. Mill recoveries remain good and are above anticipated levels. The table below illustrates operating costs on a tons milled basis and generally reflects the sensitivity of costs to the level of mill throughput.

	Q2.08	Q1.08	Q4.07	Q3.07	Q2.07	Q1.07
Tons milled	331,698	299,863	212,425	208,186	337,712	350,180
Cost per ton milled ($)	26.96	26.33	32.81	32.89	22.04	21.77

Financial Results for the three months ended June 30, 2008:

a)

Revenue: During the second quarter of 2008, the Troy Mine delivered and sold 2.4 million pounds of payable copper and 244,630 ounces of payable silver in concentrate. This is an improvement over the level of sales in the first quarter of 2008 which totaled 2.0 million pounds of payable copper and 202,763 ounces of payable. Compared to the second quarter of 2007, sales volumes were slightly less in this quarter due largely to the lower grade of ore milled. In the second quarter of 2007, the Company delivered and sold 3.5 million pounds of copper and 378, 226 ounce of payable silver in concentrate. Total sales revenue during the second quarter of 2008 was $13.4 million compared to $15.9 million in the second quarter of 2007 and is a result of lower production and sales of payable metal in concentrate. In 2008 higher metal prices mostly offset the lower physical sales of both copper and silver in concentrate. During the three months ended June 30, 2008 the price of copper averaged $3.38 per pound (Q1.08-$3.54 per pound) and silver averaged $17.17 per ounce (Q1.08- $17.68 per ounce) compared to the copper price of $3.46 per pound in the second quarter of 2007 (Q1.07-$2.69 per pound). In 2007 silver averaged $13.34 and $13.53 per ounce in the second and first quarters respectively. The main factors which resulted in lower production and sales in 2008 compared to that in 2007 were: (i) lower mill throughput of 8%; and (ii) a reduction in the grade of copper and silver ore milled of 27% and 24%, respectively. These unfavorable factors were offset by higher recoveries of metal in the mill. The 2008 reduction in metal production was a result of the restrictions placed by MSHA on areas where mining could take place resulting from the second quarter 2007 ground fall. Improvements have been made in July in both mill throughput and the grade of ore milled.

b)

Cost of Goods Sold: The cost of goods sold associated with the second quarter revenue was $9.5 million, an increase of $0.76 million (8.6%) over the same period in 2007. Costs increased because of higher labor expenditures, increased maintenance costs, increased parts and supplies costs (mostly in the drill and blast activities), and an increase in property and state mining taxes (the latter being a direct function of metal sales). On an operating cost basis the cost per ton milled (calculated as mining costs per ton milled plus milling costs per ton milled plus mine indirect costs per ton milled) increased to $26.96 per ton compared to $22.04 per ton in the second quarter of 2007. In the first quarter of 2008, operating costs per ton milled averaged $26.33 per ton. The increase in operating costs per ton milled in the second quarter of 2008 compared to the second quarter of 2007 was a function of lower mill throughput, increased salary expense and increased costs of parts and supplies.

c)

Depreciation and amortization: For the second quarter of 2008, these non cash charges were marginally lower than the second quarter of 2007 because of the small reduction in mill throughput. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and changes in tons processed will change the amount of depreciation and amortization expense for the period.

d)

Exploration and development: Exploration and development expense increased by over $0.3 million because of increased legal expenses relating to the Rock Creek permit challenges. The court required that all briefs, replies and responses be submitted by June 4, 2008 and therefore there was a concentrated effort by the Company’s legal counsel to complete all of the required work before the end of the quarter.

e)

General and administration costs: The increase in corporate administration costs in the second quarter of 2008 over the comparable quarter in 2007 was due to increased public company costs including SOX 404 compliance costs, an increase in salaries and an increase in board of director costs resulting from the addition of one director and more director meetings were held.

f)

Accretion of reclamation and remediation liability: The decrease in the reclamation accretion account was a result of the increase in the mine life at Troy, essentially accreting the remaining costs over a longer period of time.

g)

Income from operations: The decrease in concentrate production, which was offset by an increase in the price of copper and silver, resulted in the Company recording $0.9 million in income from operations, a decrease of $3.9 million from income from operations reported for the second quarter of 2007. During the second quarter of 2008, revenues were reduced by $1.9 million to fair value sales for which prices and assays were not finalized.

h)	Other Expenses: For the second quarter of 2008, other income was a modest $0.1 million reflecting a reduction in interest expense and a reduction in foreign exchange gains on

Canadian dollars held by the Company. In the second quarter of 2007 other income totaled $0.9 million which largely reflected such foreign exchange gains.

i)

Income taxes: For the three month period ended June 30, 2008, the Company estimated its income tax expense at $0.5 million versus $1.0 million for the second quarter of 2007. The tax expense was high for the current quarter because management reduced its estimate of exploration spending on Rock Creek which resulted in an increase in its AMT liability, this change in estimate increased the utilization of its loss carry forwards and it also reduced the value of some other deferred tax assets.

j)

Non-controlling interest: The non-controlling interest charge of $0.5 million represents the after tax share of Revett Silver’s earnings attributable to the Class B shareholders of Revett Silver. This amount increases as Revett Silver’s income increases and it is reduced as Revett Minerals ownership in Revett Silver increases.

k)	Net earnings: The Company recorded net income of $0.1 million or $0.00 per share for the second quarter compared to net income of $3.7 million or $0.05 per share in the second quarter of 2007.

Financial Results for the six months ended June 30, 2008:

The table below illustrates certain key operating statistics for Troy (100% basis) for the six months ended June 30,2008, with a comparison to the same six month period in 2007.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Tons milled	631,561	687,892
Tons milled per day	3,489	3,801
Copper grade (%)	0.41	0.56
Silver grade (opt)	0.87	1.19
Copper recovery (%)	87.2	87.1
Silver recovery (%)	89.6	88.7
Copper produced (lbs)	4,518,469	6,793,282
Silver produced (ozs)	491,759	731,466
Copper sold (payable pounds)	4,409,060	6,276,480
Silver sold (payable ounces)	447,393	668,073

l)

Revenue: During the six months ended June 30, 2008, the Troy Mine delivered and sold 4.4 million pounds of payable copper and 447,393 ounces of payable silver in concentrate. This was a decrease for the first six months of this year compared to the first six months of 2007 due largely to the lower grade of ore milled. In the first six months of 2007, the Company delivered and sold 6.3 million pounds of payable copper and 668,073 ounce of payable silver in concentrate. Total sales revenue during the six months ended June 30, 2008 was $25.4 million compared to $26.6 million for the first six months of 2007. In 2008 higher metal prices mostly offset the lower physical sales of both copper and silver in concentrate. During the six months ended June 30, 2008 the price of copper averaged $3.69 per pound and silver averaged $17.43 per ounce compared to the copper price of $3.08 per pound and a silver price of $13.43 per ounce for the comparable period in 2007. The main factors which resulted in lower production and sales in 2008 compared to that in 2007 were: (i) lower mill throughput of 9%; and (ii) a reduction in the grade of copper and silver ore milled of 27% and 27%, respectively, These unfavorable factors were offset by higher recoveries of metal in the mill. The 2008 reduction in metal production was a result of the restrictions placed by MSHA on areas where mining could take place resulting from the second quarter 2007 ground fall. Improvements have been made in July in both mill throughput and the grade of ore milled.

m)

Cost of Goods Sold: The cost of goods sold associated with the revenue for the first six months of 2008 was $17.8 million, an increase of $1.5 million (9.1%) over the same period in 2007. Costs increased because of higher labor expenditures, increased maintenance costs, increased parts and supplies costs, and an increase in property and state mining taxes. On an operating cost basis the cost per ton milled (calculated as mining costs per ton milled plus milling costs per ton milled plus mine indirect costs per ton milled) increased to $26.66 per ton compared to $22.04 per ton for the first six months of 2007.

n)

Depreciation and amortization: For the six month period ended June 30, 2008, these non cash charges were marginally higher than for the same period in 2007 because of the greater depreciable basis in plant and equipment.

o)	Exploration and development: This expense item increased by $0.2 million because of increased legal expenses relating to the Rock Creek permit challenges.

p)	General and administration costs: The increase in corporate administration costs for the year to date was due to higher salary costs and increased corporate governance costs.

q)

Accretion of reclamation and remediation liability: The decrease in the reclamation accretion account was a result of the increase in the mine life at Troy, essentially accreting the remaining costs over a longer period of time.

r)

Income from operations: The decrease in concentrate production, which was offset by an increase in the price of copper and silver, resulted in the Company recording $2.8 million in income from operations, a decrease of $3.2 million from income from operations reported for the same period in 2007.

s)

Other Expenses: For the first six months of 2008, other expenses totaled $0.1 million versus other income of $0.9 million for 2007. The difference is largely due to sizable foreign exchange gains of $1.0 million recorded in 2007.

t)	Income taxes: For the six month period ended June 30, 2008, the Company estimated its income tax expense at $0.1 million versus $1.3 million for the six months period ended June 30, 2007.

u)

Non-controlling interest: The non-controlling interest charge of $1.1 million represents the after tax share of Revett Silver’s earnings attributable to the Class B shareholders of Revett Silver. This amount increases as Revett Silver’s income increases and it is reduced as Revett Minerals ownership in Revett Silver increases.

v)

Net earnings: The Company recorded net income of $1.5 million or $0.02 per share for the six months ended June 30, 2008 compared to net income of $4.0 million or $0.06 per share for the same period in 2007.

Summarized Financial Results by Quarter

	2008	2008	2007	2007	2007	2007	2006	2006
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Cu Prod’n (million lbs)	2.4	2.2	1.1	1.8	3.5	3.3	1.4	1.9
Ag Prod’n (000’s ozs)	260	232	127	196	372	359	175	239
Total Sales (000’s $)	13,377	12,034	3,130	9,136	15,903	10,716	4,041	8,406
Net Income (000’s $)	75	1,407	(3,037)	(120)	3,727	301	(4,806)	773
EPS- Basic ($)	0.00	0.02	(0.04)	(0.00)	0.05	0.00	(0.07)	0.01
EPS- fully diluted ($)	0.00	0.02	(0.04)	(0.00)	0.05	0.00	(0.07)	0.01
Cash and Cash Equivalents & s/t Investments ending (000’s $)	13,106	9,540	18,010	26,012	27,639	22,446	23,802	12,574
Total Assets, ending (000’s $)	91,564	89,519	94,611	100,329	102,398	94,225	94,203	87,289
Total liabilities, ending (1) (000’s $)	26,264	24,801	32,365	33,959	36,318	33,111	35,545	34,097
Total Equity, ending (000’s $)	56,228	56,114	54,071	56,017	55,984	52,115	50,134	43,722

(1) excludes non-controlling interest

Financing Activities

Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more
Royalty obligation	2,317	2,317	-	-	-
Capital lease obligations	1,591	708	883	-	-
Long term reclamation
costs	13,320	-	-	-	13,320
Total contractual
obligations	17,228	3,025	883	-	13,320

Liquidity and Capital Resources

The Company continues to be in a good working capital position with minimal debt obligations outstanding as at end of the second quarter of 2008. At the end of June 2008, there was $12.5 million of working capital compared to $10.2 million at December 31, 2007 and $11.6 million at March 31, 2008. This working capital includes cash, cash equivalents, and short term investments of $13.1 million at June 30, 2008 compared to $18.0 million at December 31, 2007.

During the first quarter of 2008, Revett Minerals repurchased at face value the Kennecott loan which accounted for the majority of the reduction in cash which was offset by Troy’s cash flow for the six month period ended June 30, 3008 of $3.6 million. In addition, receivables increased because of an increase in production and sales during the second quarter of 2008 compared to production and sales in November and December of 2007 coupled with the significant increase in the price of copper and silver at June 30, 2008 compared to December 2007. This increase in metal prices also contributed to an increase in the fair value of accounts receivable for which final settlement had not occurred as at those same balance sheet dates. The only debt obligations remaining include capital leases on equipment at Troy and the production based royalty owing Royal Gold. As of the date of this report, the Company had paid a total of $8.0 million on the Royal Gold 7% royalty obligation. This royalty is capped at total payments of $10.5 million.

During 2008, the Company has budgeted to spend $0.9 million in exploration at Troy and $1.2 million in capital, of which $0.7 million is development work to drive a ramp down from the existing mining areas into the “C-bed” reserves. The Company believes that it may be able to commence the evaluation program at Rock Creek in the near future. Total budgeted spending at Rock Creek for 2008 is approximately $13.5 million, however the amount and timing of the spending at Rock Creek is subject to considerable uncertainty.

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

Related Party Transactions

There were no related party transactions during the first six months of 2008.

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

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over three years and have not yet attained a significant level of earnings. In the 2007 fiscal year, we earned approximately $0.9 million on revenues of approximately $39 million. In the 2006 fiscal year, we incurred a loss of approximately $1.7 million on revenues of approximately $31.4 million, and in the fiscal 2005 year we incurred a loss of approximately $2.9 million on revenues of approximately $21.1 million. Our losses in 2006 and 2005 were partially attributable to the fact that production levels at Troy have not attained projected levels due to geotechnical problems, a shortage of skilled employees, problems in obtaining necessary repair parts for its equipment, and other factors common to underground hard rock mining operations. This ongoing shortfall in production has resulted in higher than anticipated operating costs. All of this is against the backdrop of higher than average copper and silver prices.

We presently do not have the financial resources to develop Rock Creek. At June 30, 2008 we had cash and cash equivalents and short term investments of approximately $13.1 million. Although we believe we may have sufficient cash to fund our evaluation program at Rock Creek, we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $300 to $350 million and could change materially.

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

Non-U.S. persons owning our stock could be subject to U.S. taxes if we are treated as a United States company. Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, under certain instances, a non-U.S. corporation such as Revett Minerals could be treated as a U.S corporation for U.S. tax purposes. A consequence of this treatment for non-U.S. persons owning common stock of such a corporation is that they could be subject to U.S. tax on any gain they receive from the sale of such stock unless they qualify for a statutory exemption. Was this to occur, it is unlikely that this potential U.S. tax liability would be credited against the shareholder’s tax liability in his or her country of domicile, meaning that the shareholder would likely suffer double taxation on any such gain. Management does not believe Revett Minerals will be treated as a U.S. corporation for tax purposes, but cannot offer any assurance that such treatment would not occur. There is presently uncertainty surrounding the interpretation of Section 7874. The Internal Revenue Service could challenge Revett Minerals’ interpretation of the guidance that has been provided to date, or it could write implementing regulations that differ from that guidance.

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

Copper and silver prices fluctuate markedly. The viability of our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as inflation, the strength of the United States dollar relative to foreign currencies, global and regional demand, commodity funds and speculators and the political and economic conditions of major producing countries throughout the world. Since 1990, world average annual copper prices fluctuated from a low of $0.71 per pound in 2002 to a high of $3.23 per pound in 2007, and world average annual silver prices fluctuated from a low of $3.95 per ounce in 1992 to a high of $13.38 per ounce in 2007.

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

Recently Issued Accounting Pronouncements

In June 2008, the EITF reached a conclusion that an equity-linked financial instrument would not be considered indexed to the Company’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The determination of whether an equity-linked financial instrument is indexed to an entities own stock is not affected by the currency or currencies in which the underlying shares trade. This guidance is effective beginning for financial statements beginning on January 1, 2009. The Company is presently evaluating the effect this guidance will have on its financial statements.

Financial Instruments, Hedging Activities and Other Instruments

The Company fair values its forward sales contracts and the amount of silver and copper in concentrate for which final settlement has not occurred. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses future contract prices at each month end to estimate these expected prices. At June 30, 2008, the Company had 3.8 million pounds of copper and 392,365 ounces of silver with prices not yet fixed. The fair value revenue adjustment was a liability of $0.4 million. Considerable judgment is required to interpret market data and to develop the estimates of fair value for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

At June 30, 2008 and as at the date of this report, the Company had the following forward sales contracts outstanding. For October, November and December 2008 settlement periods the Company had sold 110, 231 pounds in each month at an average price of $3.73 per pound, LME basis. The fair value of these hedges at June 30, 2008 was a liability of $0.04 million which was recorded in accounts payable.

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

During the three months ended June 30, 2008, the company delivered and sold 2.4 million pounds of payable copper and 244,630 payable ounces of silver. Based upon these metals sales level, a $0.50 change in the price of each metal would have changed revenue by approximately $1.3 million.

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

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in its periodic reports and other information filed under the Securities Exchange Act, as amended (“the Exchange Act”) is recorded, processed, summarized and accurately reported within the time periods prescribed by the Securities and Exchange Commission’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to the Company’s management, including its chief executive office, its chief financial officer and other principal accounting officers, so such persons can make timely decisions regarding disclosure.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at June 30, 2008 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

Changes in Internal Controls. During the first six months of 2008, there were no changes in internal controls from the prior year.

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

All parties to this dispute filed briefs, replies and responses on June 4, 2008 as required by the court and all are awaiting the court’s ruling. An adverse ruling could delay or even prevent the Company from proceeding with its proposed activities at Rock Creek.

Rock Creek Alliance, Cabinet Resource Group, Sierra Club, Alliance For The Wild Rockies, Natural Resource Defense Council, Trout Unlimited, Earthworks, Idaho Counsel of Trout Unlimited, Pacific Rivers Counsel and Great Old Broads For Wilderness v United States Fish and Wildlife Service, United States District Court for the District of Montana, Missoula Division, case No. CV-08-28-M-DWM. This lawsuit was filed in February 2008 after the US Fish and Wildlife Service reaffirmed the conclusions reached in its revised October 2006 biological opinion—namely, that Rock Creek would not jeopardize the continued existence of the grizzly bear or bull trout in the vicinity of the proposed mine. The plaintiffs contend that the conclusions reached by the USFWS ignored the best available science and were arbitrary, capricious, and an abuse of discretion in violation of the ESA and the Administrative Procedural Act. The Company has intervened in this matter as a defendant and this case has been consolidated with the above described actions. The court has been fully briefed on the issues pending in this action and the parties are waiting for the court’s decision.

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

Management’s ability to predict the outcome of these challenges is further complicated by the fact that Rock Creek is one of two proposed mining projects in the Cabinet Mountains Wilderness Area, the other being the Montenore project being developed by Mines Management, Inc., a junior mining company based in Spokane, Washington. Although the pending actions are specific to Rock Creek, it is only because development of Rock Creek has proceeded to the point where the jurisdictional agencies have either issued permits or taken other administrative actions that invoke legal challenges. The prospective cumulative effect of two mining projects within the Cabinet Mountains Wilderness Area is an implicit factor in these pending actions, in management’s opinion, this despite the fact that the Montenore project faces substantial hurdles and, at this point, may not be developed in the foreseeable future.

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

Not Applicable.

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

REVETT MINERALS INC.

Date: August 14, 2008	By: /s/ William Orchow
William Orchow
President and Chief Executive Officer

Date: August 14, 2008	By: /s/ Scott Brunsdon
Scott Brunsdon
Chief Financial Officer