Form 10-Q
period 2008-09-30
Revett Minerals Inc.
filed 2008-11-14
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO__________.

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

At September 30, 2008 75,002,702 shares of common stock were issued and outstanding.

Revett Minerals Inc.
Form 10-Q
QUARTER ENDED September 30, 2008

INDEX

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries

Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at September 30, 2008 and December 31, 2007
(expressed in thousands of United States dollars)

	September 30,	December 31,
	2008	2007
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$11,479	$14,055
Short term investments	-	3,955
Accounts receivable	2,695	970
Income taxes receivable	99	1,250
Inventories (note 3)	4,899	4,519
Prepaid expenses and deposits	334	498
Total current assets	19,506	25,247
Mineral property, plant, equipment and mine development (net) (note 4)	61,953	60,714
Restricted cash (note 5)	7,567	7,386
Other long term assets	1,161	1,264

Total assets	$90,187	$94,611

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$2,162	$1,985
Payroll liabilities	2,146	806
Income, property and mining taxes	1,434	1,161
Concentrate settlement payable	3,725	526
Other accrued liabilities	1,369	852
Current portion of long term debt (note 6)	2,178	9,719
Total current liabilities	13,014	15,049

Long-term portion of debt (note 6)	676	1,784
Reclamation and remediation liability (note 9 (b))	7,379	7,141
Future income taxes	7,874	8,391
Total liabilities	28,943	32,365

Non controlling interest	7,938	8,175

Shareholders' equity
Preferred stock, no par value, unlimited authorized,
nil issued and outstanding
Common stock, no par value unlimited authorized,
75,002,702 (2007- 74,295,702) shares issued and outstanding	56,871	56,315
Contributed surplus	1,732	1,556
Deficit	(5,297)	(3,800)
	53,306	54,071
Contingencies (note 9)

Total liabilities and shareholders’ equity	$90,187	$94,611

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive Income
Three and nine months ended September 30, 2008 and 2007
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues	$7,430	$9,136	32,841	$$35,754
Expenses:
Cost of sales	8,881	7,049	26,674	23,356
Depreciation and amortization	459	280	1,305	1,115
Exploration and development	546	656	1,856	1,756
General and administrative	2,183	1,074	4,558	3,113
Accretion of reclamation and remediation liability	147	162	442	485
	12,216	9,221	34,835	29,825
Income (loss) from operations	(4,786)	(85)	(1,994)	5,929

Other income (expenses):
Interest expense	(90)	(336)	(458)	(1,079)
Interest and other income	104	326	543	1,017
Foreign exchange gain (loss)	(135)	449	(316)	1,415
Total other income (expenses)	(121)	439	(231)	1,353

Net income (loss) before non controlling interest and taxes	(4,907)	354	(2,225)	7,282

Income tax recovery (expense)	793	385	723	(944)

Net income (loss) before non controlling interest	(4,114)	739	(1,502)	6,338

Non controlling interest	1,134	(859)	5	(2,430)
Net income (loss) and comprehensive income (loss) for the
period	$(2,980)	$(120)	$(1,497)	$3,908

Basic earnings (loss) per share	$(0.04)	$0.00	$(0.02)	$0.05

Diluted earnings (loss) per share	$(0.04)	$0.00	$(0.02)	$0.05

Weighed average number of shares outstanding	75,002,702	73,197,703	74,922,713	72,976,235

Weighted average number of diluted shares outstanding	75,002,702	73,197,703	74,922,713	73,542,289

Revett Minerals Inc.
Consolidated Statements of Cash Flow
Three and nine months ended September 30, 2008 and 2007
(expressed in thousands of United States dollars)
(unaudited)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss) for the period	$(2,980)	$(120)	$(1,497)	$3,908
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	459	280	1,305	1,115
Accretion of reclamation and remediation liability	147	162	442	485
Foreign exchange loss (gain)	133	(449)	316	(1,415)
Stock based compensation	57	152	176	648
Loss (gain) on disposal of fixed assets	(2)	7	65	7
Future income tax expense (recovery)	(576)	(385)	(723)	944
Non controlling interest	(1,134)	859	(5)	2,430
Accrued interest from reclamation trust fund	(24)	(87)	(177)	(254)
Amortization of prepaid insurance premium	31	14	99	107
Change in fair value of derivative contracts	2,821	(594)	2,930	1,051
Changes in:
Accounts receivable	1,628	2,509	(1,452)	(963)
Income taxes receivable	(99)	-	1,151	-
Inventory	(133)	(333)	(380)	(584)
Prepaid expenses and deposits	317	(1,030)	164	(1,206)
Accounts payable and accrued liabilities	677	(931)	2,307	(1,517)
Net cash provided by operating activities	1,322	54	4,721	4,756

Cash flows from investing activities:
Proceeds (purchase) of short term investments	-	968	3,955	(976)
Other long term assets	-	25	-	502
Purchase of plant and equipment	(1,792)	(429)	(1,947)	(1,296)
Purchase of minority interest	-	(1,003)	-	(1,003)
Net cash provided (used) by investing activities	(1,792)	(439)	2,008	(2,773)

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	-	-	-	1,327
Repayment of debt	(814)	(402)	(8,203)	(2,746)
Repayment of capital leases	(210)	(321)	(786)	(745)
Net cash from (used by) financing activities	(1,024)	(723)	(8,989)	(2,164)

Effects of foreign exchange on cash held
In foreign currencies	(133)	449	(316)	1,415

Net increase (decrease) in cash and cash equivalents	(1,627)	(659)	(2,576)	1,234
Cash and cash equivalents, beginning of period	13,106	21,755	14,055	19,862
Cash and cash equivalents, end of period	$11,479	$21,096	$11,479	$21,096

Supplementary cash flow information:
Cash paid for interest expense	$151	$519	$702	$787
Cash paid for income taxes	$-	$1,200	$75	$1,200
Common stock issued to acquire non-controlling interest	$-	$-	$556	$-
Acquisition of plant and equipment under capital lease	$255	$-	$338	$-

Revett Minerals Inc.
Consolidated Statement of Shareholders’ Equity
Nine months ended September 30, 2008 and 2007
(expressed in thousands of United States dollars
(unaudited)

	Common shares		Contributed
	Shares	Amount	surplus	Deficit	Total

Balance, December 31, 2006	71,904,088	$53,989	$816	$(4,671)	$50,134
Issued for cash on the exercise of share
purchase warrants	1,293,615	1,327	-	-	1,327
Stock-based compensation on options
granted	-	-	648	-	648
Net income for the year	-	-	-	3,908	3,908
Balance, September 30, 2007	73,197,703	$55,316	$1,464	$(763)	$56,017

Balance, December 31, 2007	74,295,702	$56,315	$1,556	$(3,800)	$54,071
Issued to acquire non controlling interest	707,000	556	-	-	556
Stock-based compensation on options
granted	-	-	176	-	176
Net income (loss) for the period	-	-	-	(1,497)	(1,497)
Balance, September 30, 2008	75,002,702	$56,871	$1,732	$(5,297)	$53,306

See accompanying notes to interim consolidated financial statements.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity contain all adjustments, consisting only of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of September 30, 2008, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2008 and 2007. The operating and financial results for Revett Minerals for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Except as discussed in note 2 below, these unaudited interim consolidated financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2007. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly, these interim financial statements do not include all the notes to the financial statements required in audited financial statements and as such these statements should be read in conjunction with the most recently completed audited financial statements and notes of the Company for the year ended December 31, 2007. These statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Material differences between Canadian GAAP and generally accepted accounting principles in the United States (“US GAAP”) are disclosed in note 11. All currency is reported in United States dollars unless otherwise specified.

Under Canadian and U.S. generally accepted accounting principles, the Company is required to assess whether it is a going concern and disclose factors that may cast doubt on the Company's ability to continue to operate as a going concern. The recent economic uncertainties in the U.S. and world-wide have caused a substantial reduction in metal prices including copper and silver. Further declines in copper and silver prices would quickly erode the Company's cash and working capital position. The Company is currently investigating a number of alternative means of raising additional capital. However, no assurance can be given that these efforts will prove to be successful. At price levels of $2.00 per pound of copper and $10.00 per ounce of silver, the Company may run out of cash at or before December 31, 2008 unless such alternative financing efforts are successful.

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. There is doubt about the appropriateness of the use of the going concern assumption as discussed in the preceding paragraph. As such, realization of assets and discharge of liabilities are subject to significant uncertainty.

The interim consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these interim consolidated financial statements, then significant adjustments would be necessary to the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the going concern basis is dependent upon,

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

among other things, future profitable operations and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

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

In February 2008, the Canadian Accounting Standards Board confirmed that Canadian public companies will be required to adopt International Reporting Standards (“IFRS”) for fiscal years beginning on or after January 1, 2011. The adoption of IFRS will require the Company to change certain accounting policies, accounting systems, internal controls over financial reporting and disclosure. The Company is in the process of evaluating the impact of adopting IFRS for its financial statements and will need to invest substantial time and money to complete the conversion.

3.	Inventories

The major components of the Company’s inventory accounts at September 30, 2008 and December 31, 2007 are as follows.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	September 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)
Concentrate inventory	$1,445	$1,187
Material and supplies	3,454	3,332
	$4,899	$4,519

Inventories are valued at net realizable value at September 30, 2008 as net realizable value was less than cost and as a result an adjustment of $142,573 was recognized in cost of sales to reduce concentrate inventory to its net realizable value. The table below identifies the nature of expenses included in cost of sales for the three and nine months ended September 30, 2008 and 2007:

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
Nature of expense	September	September	September	September 30,
	30, 2008	30, 2007	30, 2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Raw materials and
consumables used	$4,707	$3,481	$11,509	$9,936
Labor costs	3,499	2,676	9,758	8,423
Other costs	928	1,078	5,665	5,206
Net change in concentrate
inventories	(253)	(188)	(258)	(209)
	$8,881	$7,049	$26,674	$23,356

4.	Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at September 30, 2008, and December 31, 2007 are as follows:

	September 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)
TROY:
Property acquisition and development costs	$8,989	$9,093
Plant and equipment	11,726	11,324
Buildings and structures	2,622	997
ROCK CREEK:
Property acquisition costs	40,194	39,595
OTHER, corporate	3,673	3,672
OTHER, mineral properties	118	118
	67,322	64,799
Accumulated depreciation &depletion:
Troy Property	(2,721)	(2,142)
Troy plant and equipment	(2,347)	(1,727)
Troy buildings and structures	(224)	(146)
Other corporate assets	(77)	(70)
	(5,369)	(4.085)
	$61,953	$60,714

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

No drilling costs were incurred and capitalized to convert mineral resources to reserves at the Rock Creek property and the Troy mine during the periods presented.

On February 1, 2008, Revett Silver Company’s (“Revett Silver”) shareholders exchanged 707,000 Class B common shares for common shares of the Company on a one for one basis. The Company exchanged these Class B common shares for Class A common shares of Revett Silver increasing its ownership in Revett Silver from 69% to 69.8% . As a result of this share exchange, the Company recorded an increase in the carrying value of the Troy and Rock Creek properties in the amount of $528,689, an increase in the future income tax liability of $206,400 and a corresponding reduction of $233,352 in non controlling interest.

5.	Restricted Cash

On March 29, 2005, the Company purchased from a leading North American insurance company an environmental risk transfer program (“the ERTP”). The total cost of the ERTP was $8.4 million. Of this $8.4 million, $6.5 million was deposited in an interest-bearing account with the insurer (“the Commutation Account”). The Commutation Account principal plus interest earned on the principal are reserved exclusively to pay the Company’s reclamation and mine closure liabilities at the Troy Mine. The remaining $1.9 million was comprised of a premium paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is considered a non-current asset and is amortized over the life of the mine on a units-of-production basis. At September 30, 2008 the commutation account was $7.6 million (December 31, 2007-$7.4 million) and the balance for the prepaid insurance was $1.3 million (December 31, 2007-$1.4 million), of which the long term portion of $1.2 million (December 31, 2007-$1.2 million) is included in other assets.

6.	Long-term debt

At September 30, 2008 and December 31, 2007 the balance of the company’s long term debt and capital lease obligations were as follows.

	September 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)

Royal Gold royalty	$1,503	$3,705
Kennecott note	-	6,000
Capital leases	1,351	1,798
	2,854	11,503
Current portion	(2,178)	(9,719)
	$676	$1,784

Royal Gold Royalty

In October 2004, Revett Silver sold Royal Gold Inc. (“Royal Gold”) two royalties on production from the Troy Mine for $7.25 million (the “Production Payment”) and $0.25 million (the “Tail Royalty”), respectively. The Production Payment royalty is a 7% gross smelter return royalty

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

payable in cash on production and limited to the lesser of 90% of proven and probable reserves as at October 13, 2004 or $10.5 million. The Tail Royalty is payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production between 100% and 115% of its proven and probable reserves as at October 13, 2004 and then at the rate of 2% thereafter. At September 30, 2008, royalty payments approximating a cumulative total of $8.1 million had been made with an additional $0.8 million payable in October 2008.

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

Neither the Company nor its subsidiaries are subject to any externally imposed capital requirements, loan covenants or capital ratios. There were no changes to the Company’s approach to capital management for the three and nine months ended September 30, 2008.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

(b) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At September 30, 2008, the Company had 75,002,702 shares of common stock outstanding. At September 30, 2008, Revett Silver had 26,311,761 Class B common shares outstanding which may be exchangeable into common shares of the Company, under certain conditions.

(c) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At September 30, 2008, no preferred stock was issued or outstanding.

(d) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 8,000,000 shares of common stock, less that number of shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. As at September 30, 2008 Revett Silver had a total of 1,235,000 stock options exercisable into Class B common shares of Revett Silver at a weighed average price of $0.68 per share. Revett Silver will not grant any further stock options pursuant to this plan.

There were 60,000 stock options granted during the nine months ended September 30, 2008. At September 30, 2008, Revett Minerals had a total of 3,740,000 stock options outstanding with a weighted average exercise price of Can $1.01 and 3,220,002 options are currently exercisable with a weighted average exercise price of Can $1.01. A total of 55,000 stock options were cancelled during the nine month period ended September 30, 2008.

The weighted average grant date fair value of options granted in the nine month period ended September 30, 2008 was Can $0.32. The exercise price of the option at the date of the grant equals the fair value of the stock. The fair value of stock options granted in 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

a)	Risk-free interest rate at the date of the grant - 2.5% per annum;
b)	Life of the option- 4 years;
c)	Volatility- 71%; and
d)	Dividends- nil.

For the three and nine months ended September 30, 2008, the Company recorded total non-cash compensation related to its equity compensation plans of $57,000 and $176,000 respectively, compared to $152,000 and $648,000 for the three and nine month periods ending September 30,

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

2007. The table below identifies the key attributes of the stock options granted by the Company and the options vested as at September 30, 2008.

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

(e) Stock Purchase Warrants

The table below identifies stock purchase warrants outstanding at September 30, 2008 for the purchase of common shares of Revett Minerals and Revett Silver. The warrants of Revett Silver are exercisable into Class B common stock of Revett Silver, which in turn may be exchangeable into common stock of Revett Minerals, under certain conditions.

	Number	Exercise price	Expiry
Revett Minerals	2,875,000	Can$ 1.36	May 22, 2009
Revett Silver (1)	3,051,326	US$ 1.00	To be determined

(1) These warrants expire 18 months after Revett Silver becomes listed on a public stock exchange

8.	Related Party Transactions

There were no related party transactions during the three and nine months ended September 30, 2008.

9.	Commitments and Contingencies

a) Federal Mine Safety and Health Act Violations

The federal Mine Safety and Health Administration (“MSHA”) issued a number of safety related citations against a subsidiary at various times in August 2007. These citations related to a rock fall which occurred at Troy on July 30, 2007 and certain other matters. Three of these citations allege the subsidiary company was negligent with respect to certain operations or activities conducted while mining and two citations allege the subsidiary acted in reckless disregard for the safety of the employees at the mine. As at September 30, 2008, the Company had potential fines totaling $0.7 million outstanding and it has set up an accrual for $0.3 million. The Company

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

disputes the allegations and rational for the determination of the fines put forth by MSHA and is in the process of appealing the findings and fines. The Company will vigorously defend itself in court, if necessary.

b) Reclamation

In accordance with the operating permit granted the Troy Mine, the Montana DEQ is periodically required to review the ultimate bonding requirements for the mine. The bonding requirement at Troy totals $12.6 million and it is expected to increase an additional $0.3 million in December 2008. The following table shows the changes in the reclamation liability for the nine month period ended September 30, 2008.

	Nine Months Ended	Year Ended
	September 30,	Dec. 31,
	2008	2007
	(unaudited)	(audited)
Reclamation and remediation liability
beginning of period	$7,141	$7,603
Change in timing and amount of estimated cash	(204)	(1,021)
flows
Accretion expense	442	559
Ending balance	$7,379	$7,141

During the nine months ended September 30, 2008, the Company extended the mine life at Troy to 2015 from 2013 and also increased the estimated undiscounted cost to reclaim Troy by $1.0 million. This resulted in a net reduction of the estimated liability.

c) Legal Proceedings

Rock Creek Permitting Matters:

There are a number of legal challenges relating to the United States Forest Service (“USFS”) and the Montana Department of Environmental Quality (“DEQ”) approving the Rock Creek record of decision and supporting studies (including the recently re-affirmed biological opinion) and analysis. These challenges have been filed by individuals and organizations generally opposed to mining in the United States. The Company, in general, is not a named defendant to these actions, but it typically has requested and has been granted intervener status due to the direct impact the outcome of these cases could have on the Company’s Rock Creek project. The court has been fully briefed on all matters currently being adjudicated, or where the Company has prevailed, the decision of the court is being appealed. Therefore, the outcome of these matters is not determinable. Although the Company believes that it will ultimately retain its environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from advancing development of the Rock Creek project which could result in the impairment and write down of the carrying value related to Rock Creek.

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
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

Copper concentrate is sold to one customer under a long term contract. This customer is a privately held international metal trading company and it is one of the largest metal trading companies in the world. Therefore, management is unable to accurately determine the precise credit worthiness of any outstanding receivables due from the customer. The Company receives a 90% provisional payment 14 days from the rail bill of lading date and may be at risk for this payment and the remaining provisional payments on prior shipments should this company encounter significant liquidity problems. Since 2005, the Company has received prompt and timely payment for all outstanding metal sales invoices. All sales are finalized and are required to be settled within three months of the rail car arriving at the smelter. Therefore, if its current customer is unable to purchase the Company’s concentrate, the Company believes that another buyer could be found, although the terms and conditions may not be as favorable as those obtained from the current arrangement.

The Company may be exposed to credit risk on copper and silver forward contracts if its counterparty were not to honor its contractual commitment at settlement. The Company attempts to manage this risk by contracting only with reliable and reputable third parties. At September 30, 2008, the Company had sold forward 0.3 million pounds of copper at $3.73 per pound settling in the fourth quarter of 2008.

The Company manages its credit risk associated with cash and short term investments through the use of large reputable regional financial institutions in the United States and in Canada by utilizing the services of one of Canada’s largest chartered banks. At September 30, 2008, the Company held cash and cash equivalents and short term investments in the amount of $11.5 million. The Company uses two banking institutions, a local regional bank which accounts for $8.3 million of the total and a major Canadian chartered bank which holds approximately $3.2 million. The funds held by the Canadian chartered bank are only invested in certificates of deposit which have a typical maturity of less than a year. Of the total $8.3 million held in the regional bank, approximately $2.8 million is liquid, held in checking or sweep accounts. $5.5 million is held in money market accounts and invested in terms for less than 90 days. The board of directors has approved a policy with respect to the investment of cash and it includes the following requirements:

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
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

The Company is required to provide third party financial assurance to the State of Montana regarding its reclamation obligations. This assurance is provided by an insurance company with a credit rating of A+ XV by AM Best, and this company also holds and controls the Commutation Account funds. The Commutation Account is used to secure the financial assurance required by the State. This provider of the financial assurance and the holder of the commutation account funds must be approved by the State of Montana. However, should this company become insolvent and the State requires third party assurance from a different company, there is no assurance that the Company would be able to obtain such financial assurance, in which case the operating permits at Troy and Rock Creek would likely be revoked.

The carrying amount of financial assets represents the maximum credit exposure. At September 30, 2008, the Company’s gross credit exposure was as follows:

Cash and cash equivalents	$11,479
Accounts receivable	2,695
Restricted cash	7,567
$21,741

(c) Liquidity Risk

Liquidity risk is the risk the Company will not be able to obtain sufficient cash to meet its financial obligations as they come due. This risk is typically managed through the prudent investment of cash balances, through the close monitoring of discretionary expenditures, such as capital and exploration programs and by the preparation of detailed cash forecasts and monitoring trends in metal production and metal prices. Significant cash commitments at September 30, 2008 are as follows:

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	1	2-3	3 Plus
	Year	Years	Years	Total
Accounts payable and accrued
liabilities	$10,836	$-	$-	$10,836
Capital leases (1)	675	636	177	1,488
Operating leases	512	512	-	1,024
Royalty owing (1) (2)	1,503	-	-	1,503
Asset retirement obligation(3)	-	-	13,320	13,320

(1)	These amounts include interest.
(2)	The royalty obligation is only payable on actual production and is capped at $10.5 million.
(3)	These amounts represent the undiscounted cash flow estimates

(d) Market Risk

Market risk is the risk that changes in market prices, such as commodity prices, foreign exchange rates and interest rates will affect the Company’s income, cash flow or the value of its financial instruments.

Commodity price risk: This is the largest market risk the Company is exposed to as changes in the prices of silver and copper will have a significant effect on revenue, cash flow and the value of accounts receivable because a significant portion of the Company’s sales are subject to a future pricing mechanism and changes in metal prices will change both revenue and the value of accounts receivable. The Company does have a hedging policy which permits the Company to fix the price of concentrate to be produced in the future or for which concentrate has been sold and for which final settlement has not occurred.

For financial statement purposes the Company fair values all forward sales contracts and the amount of silver and copper in concentrate sold to its customer for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses published forward prices for the period of expected settlement to estimate these expected prices. The table below identifies the accounts receivable for which revenues are subject to adjustment in the future as at September 30, 2008 and December 31, 2007.

Sales for which prices are not finalized	September 30,	December 31,
	2008	2007
Copper sales not finalized (lbs)	3,453,110	1,822,972
Concentrate settlement payable for copper (000’s)	$(2,397)	$(602)
Silver sales not finalized (ozs)	365,957	200,215
Concentrate settlement receivable (payable) for silver	$(1,328)	$76
(000’s)

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

As at September 30, 2008 the closing price of copper was $2.91 per pound and silver was $12.96 per ounce. There for a 10% change in the price of both metals would change earnings and cash flow by approximately $1.5 million.

Interest rate risk: At September 30, 2008, the Company had limited interest rate risk as the majority of its capital leases have fixed rates of interest and secondly, its cash investments are of a sufficiently short duration that changes in interest rates are unlikely to have significant effect on the value of these investments. The interest rate on the Royal Gold royalty is estimated using the effective interest rate method and as such changes in interest rates do not affect it.

Foreign exchange risk: The Company’s only foreign exchange risk is its exposure to the Canadian dollar, which as previously discussed, is limited to the $3.2 million dollars invested with a Canadian chartered bank. The Company has limited operating risk created through changes in foreign exchange because its operating assets are located in the United States, the US dollar is the Company’s functional currency and metal sales are priced in United States dollars. A 10% change in the value of the Canadian dollar against the US dollar would have changed net income by approximately $0.32 million, all other things being held constant.

(e) Fair Values

The carrying values of cash and cash equivalents, short term investments, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable, and forward sales contracts approximates are marked to market each month using quoted forward prices as at the last trading day of each month and accordingly approximate fair value. The carrying values of capital lease obligations and the Royal Gold royalty approximate fair market values as they are based on market rates of interest.

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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	September 30,	Dec. 31,
	2008	2007

Liabilities, under Canadian GAAP	$36,881	$40,540
Shares redeemable at option of holder (a)	1,076	1,076

Liabilities, under US GAAP	$37,957	$41,616

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Shareholders’ equity, under Canadian GAAP	$53,306	$54,071
Shares redeemable at option of holder (a)	(1,076)	(1,076)

Shareholders’ equity, under US GAAP	$52,230	$52,995

There are no material differences between Canadian GAAP and US GAAP with respect to net income and comprehensive income and total operating, financing or investing cash flows in the consolidated statement of cash flows, for any of the periods presented.

(a) Redeemable shares:

The Company has issued 3,583,333 common shares which are redeemable, at the option of the holder, into a net smelter return royalty. Under Canadian GAAP, these shares would be classified as equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity in liabilities.

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

(c) Common share units:

Under Canadian GAAP, the proceeds received on issuance of units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be equity classified. The fair value of share purchase warrants issued in November 2006 was determined to be $1.0 million using the Black-Scholes method based on the following factors: risk free rate - 4.50%; volatility - 70%; expected life - 2.5 years; expected dividend yield - nil. Accordingly, under US GAAP, share capital as at September 30, 2008 and December 31, 2007 would be reduced and contributed surplus as at these dates would be increased by $1.0 million to reflect the relative fair values of the shares and warrants. As at September 30, 2008, none of the warrants had been exercised.

(e) Other additional disclosures:

The following additional information would be disclosed if these consolidated financial statements were presented in accordance with US GAAP:

REVETT MINERALS INC.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
(tabular amounts are expressed in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

Stock option plan and compensation expense:

The weighed average intrinsic value of options exercised during the nine months ended September 30, 2008 was nil (2007- nil). At September 30, 2008, the weighted average intrinsic value of options outstanding and exercisable was nil and nil respectively, and at September 30, 2007, they were $570,732 and $443,046, respectively.

At September 30, 2008, the total unrecognized compensation cost related to unvested stock options is $88,070. This cost is expected to be recognized over the weighted average period of 16 months.

At September 30, 2008, Revett Silver had 1,235,000 stock options outstanding. The weighted average exercise price of Revett Silver’s options granted and exercisable is $0.68 per share. All options granted have vested. As at September 30, 2008 the estimated intrinsic value of the options granted and vested was nil (2007-Can $1,865,100). Revett Silver is a private company and for the purposes of this calculation, it was assumed the value of Revett Minerals’ and Revett Silver’s common shares are the same.

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

Item #2: Management’s Discussion and Analysis of Financial Condition and Results of Operations as at November 14, 2008

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month and nine month periods ended September 30, 2008 should be read in conjunction with the unaudited interim consolidated financial statements and notes as at September 30, 2008 which form part of this report and the 2007 annual audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian generally accepted accounting principles. Material differences between Canadian and US GAAP are disclosed in note 11 of the consolidated interim financial statements.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three and Nine Months Ended September 30, 2008

As at November 14, 2008, the Company’s principal assets consisted of a 69.8% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 69.8% interest in the Rock Creek copper and silver exploration project (“Rock Creek”) also located in northwest Montana. Troy was placed back into commercial production by the Company in January, 2005.

Overall Performance

During the third quarter the most significant event affecting the financial performance of the Company was the dramatic decline in the price of copper and silver. Metal prices will continue to be the most significant factor influencing the Company’s operations going forward. For the three month period ended September 30, 2008, Revett Minerals reported a net loss after taxes and non-controlling interest of $3.0 million or $0.04 per share compared to a net loss after taxes and non-controlling interest of $0.1 million or $0.00 per share for the three months ended September 30, 2007. Net earnings in the third quarter of 2008 were negatively effected by three significant factors, (i) in the quarter revenues were reduced by $3.0 million due to the accounting requirement to fair value accounts receivables and forward contracts for which final settlement has not yet occurred; (ii) legal expenses relating to Rock Creek approximated $0.5 million; and (iii) general and administrative costs increased significantly because of the accrual of severance of $0.9 million for a member of the senior management team and due also to certain corporate development efforts which were undertaken and concluded during the third quarter.

For the nine month period ended September 30, 2008, Revett Minerals reported a net loss after taxes and non-controlling interest of $1.5 million or $0.02 per share compared to net income after taxes and non-controlling interest of $3.9 million or $0.05 per share for the nine months ended September 30, 2007.

On a stand alone basis, Troy (100% basis) reported a net loss before taxes for the three month period ended September 30, 2008 of $2.5 million compared to net income before taxes of $1.8 million for the comparable period in 2007. As Troy is only one component of Revett Silver and 69.8% of Revett Silver’s earnings are attributable to the shareholders of Revett Minerals during the reporting period because of the non-controlling shareholdings in Revett Silver. This ownership interest increased from 69% in December 2007 to 69.8% in February 2008 and was 67% on September 30, 2007.

The major highlights for the three and nine months ended September 30, 2008 included:

  The Troy Mine (100% basis (“Troy”)) attained mill throughput averaging 3,497 tons per day for the three months ended September 30, 2008 ( 3,492 tons per day for the nine month period ending September 30, 2008) compared to 2,263 tons per day during the three months ended September 30, 2007 ( 3,282 tons per day for the nine month period ending September 30, 2007);
  Troy (100% basis) generated approximately $0.6 million in cash for the three months ended September 30, 2008 bringing its year to date cash flow to approximately $4.2 million;
  Troy (100% basis) lost approximately $2.5 million during the third quarter of 2008. For the nine month period ending September 30, 2008, Troy (100% basis) has reported net earnings of approximately $4.1 million before taxes;
  Troy (100% basis) produced 2.5 million pounds of copper and 302,239 ounces of silver in concentrate during the third quarter of 2008 compared to 1.7 million pounds of copper and 195,559 ounces of silver for the three months ended September 30, 2007;
  For the nine month period ended September 30, 2008, Troy produced 7.1 million pounds of copper and 793,998 ounces of silver in concentrate compared to production of 8.5 million pounds of copper and 927,065 ounces of silver in concentrate for the comparable nine month period in 2007; and
  Troy has now operated since August 2007 without any significant lost time incidents.

Results of Operations for the Three Months and Nine Months Ended September 30, 2008 Compared to the Same Periods in 2007

For the three months ended September 30, 2008, Revett reported a net loss of $3.0 million or $0.04 per share on revenue of $7.4 million. This compared to a net loss of $0.1 million or $0.00 per share during the three months ended September 30, 2007 on revenues of $9.1 million.

For the nine month period ended September 30, 2008, Revett Minerals reported a net loss after taxes and non-controlling interest of $1.5 million or $0.02 per share compared to net income after taxes and non-controlling interest of $3.9 million or $0.05 per share for the nine months ended September 30, 2007.

Operating Results:

The table below illustrates certain key operating statistics for Troy (100% basis) for the three months ended September 30, 2008, with a comparison to the prior three months and same three month period in 2007.

	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007
Tons milled	321,696	331,698	208,186
Tons milled per day	3,497	3,645	2,263
Copper grade (%)	0.45	0.41	0.49
Silver grade (opt)	1.04	0.87	1.06
Copper recovery (%)	88.7	87.9	86.1
Silver recovery (%)	90.2	90.1	88.6
Copper produced
(lbs)	2,549,580	2,388,947	1,753,207
Silver produced (ozs)	302,239	259,847	195,599
Copper sold (payable
pounds)	2,325,551	2,391,086	1,644,681
Silver sold (payable
ounces)	252,587	244,630	183,427

Production levels during the third quarter of 2008, as measured by mill throughput, decreased by 3% over the second quarter of 2008, however this was slightly offset by an increase in both the grade of copper and silver also increased as the mine was successful in developing additional work headings in the main areas of the mine and less ore was sourced from the lower quartzite areas than in the prior quarter. In addition, ore recoveries in the mill remain above budget levels. Also during the third quarter, the mine successfully developed additional headings in the East Ore Body which should provide for increase operating flexibility in the future. The table below illustrates operating costs on a tons milled basis and generally reflects the sensitivity of costs to the level of mill throughput. Equipment availability remains a challenge and maintenance costs are high.

Production levels during the third quarter of 2008, as measured by mill throughput, improved by 54.5% over the third quarter of 2007 because in 2007 mining operations were restricted by a rock fall which occurred in late July and resulted in the suspension of operations in numerous areas underground. Additionally, ore grades milled during the third quarter of 2008 were below that experienced during the third quarter of 2007 because the mine was forced to operate in lower grade areas because of a shortage of development headings. However, mill recoveries improved significantly in-spite of milling lower grade ore. During the third quarter, the mine successfully developed additional headings in the East Ore Body which should provide for increase operating flexibility in the future should the Company have sufficient resources to continue normal operations and should the commodity prices recovery from the low level experience during October and early November.

	Q3.08	Q2.08	Q1.08	Q4.07	Q3.07	Q2.07	Q1.07
Tons milled	321,686	331,698	299,863	212,425	208,186	337,712	350,180
Cost per ton milled ($)	26.65	26.96	26.33	32.81	32.89	22.04	21.77

Financial Results for the three months ended September 30, 2008:

a)	Revenue: During the third quarter of 2008, the Troy Mine delivered and sold 2.3 million pounds of payable copper and 252,587 ounces of payable silver in concentrate. The concentrate sales in the third quarter were at similar levels to that attained during the second quarter of 2008. Compared to the third quarter of 2007, sales volumes were much improved because production in the third quarter of 2007 was affected by the rock fall which occurred in July 2007. In the third quarter of 2007, the Company delivered and sold 1.6 million pounds of copper and 183,427 ounce of payable silver in concentrate. Total sales revenue during the third quarter of 2008 was $7.4 million compared to $9.1 million in the third quarter of 2007 and its decline is a result of a significant negative fair value adjustment to concentrate sales for which prices have not yet been finalized. During the third quarter of 2008 this fair value adjustment resulted in a reduction in revenue of $3.0 million and is due to the decline in the price of silver and copper between June and September. Correspondingly, during the third quarter of 2007, the fair value adjustment for shipments not yet finalized was an increase in revenue of $0.6 million. In the third quarter of 2008 the rapid decline in metal prices offset the increase in the physical sale of copper and silver in concentrate. During the three months ended September 30, 2008, the price of copper averaged $3.48 per pound (Q2.08-$3.83 per pound) and silver averaged $15.03 per ounce (Q2.08- $17.17 per ounce) compared to the copper price of $3.50 per pound in the third quarter of 2007 (Q2.07-$3.46 per pound). In 2007, silver averaged $12.43 and $13.34 per ounce in the third and second quarters respectively. The main factors which resulted in increased production and sales in 2008 compared to that in 2007 were: (i) an increase in mill throughput of 54% which was offset by a reduction in the grade of ore milled of 8% for copper and 2% for silver. However most importantly was the impact of the rapid decline in metal prices between June and September 2008. For example at June 30, 2008 the copper price closed at $3.98 per pound while at September 30, 2008 it closed at $2.91 per pound and silver likewise fell from $17.65 per ounce to $12.96 per ounce.

b)

Cost of Goods Sold: The cost of goods sold associated with the third quarter revenue was $8.9 million, an increase of $1.8 million (25%) over the same period in 2007. Costs increased because of the increase of 54% in mill throughput and also because of higher labor expenditures, increased maintenance costs, increased parts and supplies costs (mostly in the drill and blast activities), and an increase in property and state mining taxes (the latter being a direct function of metal sales). On an operating cost basis, the cost per ton milled (calculated as mining costs per ton milled plus milling costs per ton milled plus mine indirect costs per ton milled) decreased to $26.65 per ton compared to $32.89 per ton in the third quarter of 2007. This decrease is purely a function of the increase in mill throughput. In the second quarter of 2008, operating costs per ton milled averaged $26.96 per ton.

c)

Depreciation and amortization: For the third quarter of 2008, these non cash charges increased by $0.2 million (64%) over the third quarter of 2007 and are a direct function of the increase in mill throughput. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and changes in tons processed will change the amount of depreciation and amortization expense for the period.

d)

Exploration and development: Exploration and development expense decreased by $0.1 million due largely to a reduction in legal costs associated with defending the Rock Creek operating permits. Exploration at Troy during the third quarter was $0.1 million greater than during the third quarter of 2007.

e)

General and administration costs: This cost increased by $1.1 million and this increase was due to cost associated with certain corporate development expenditures and the recognition of $0.9 million in severance costs.

f)

Accretion of reclamation and remediation liability: The decrease in the reclamation accretion account was a result of the increase in the mine life at Troy, essentially accreting the remaining costs over a longer period of time.

g)

Income from operations: The decrease in operating income of $4.7 million was largely the result of change in the fair value of the concentrate sales position which had not yet finalized and the $1.1 million increase in general and administrative expenditures previously discussed.

h)	Other Expenses: For the third quarter of 2008, other income was a reduction in income of $0.1 million which reflected a foreign exchange loss on cash held in Canadian dollars.

i)

Income taxes: For the three month period ended September 30, 2008, the Company estimated its income tax recovery at $0.8 million which effectively recognized the increase in net operating loss carry forwards for tax purposes.

j)	Non-controlling interest: The non-controlling interest recovery of $1.1 million represents the after tax share of Revett Silver’s losses attributable to the Class B shareholders of Revett Silver.

k)

Net earnings: The Company recorded a net loss of $3.0 million or $0.04 per share for the third quarter. As discussed previously, this loss is almost entirely attributable to the change in the fair value of accounts receivable for concentrate sales which have not yet been finalized. For the third quarter of 2007 the company reported a net loss of $0.1 million or $0.00 per share.

Financial Results for the nine months ended September 30, 2008:

The table below illustrates certain key operating statistics for Troy (100% basis) for the nine months ended September 30, 2008, with a comparison to the same nine month period in 2007.

	Nine Months Ended September	Nine Months Ended September
	30, 2008	30, 2007
Tons milled	953,257	896,078
Tons milled per day	3,492	3,282
Copper grade (%)	0.42	0.55
Silver grade (opt)	0.93	1.16
Copper recovery (%)	87.7	86.9
Silver recovery (%)	89.8	88.7
Copper produced (lbs)	7,068,049	8,546,489
Silver produced (ozs)	793,998	927,065
Copper sold (payable
pounds)	6,710,570	7,921,160
Silver sold (payable
ounces)	616,992	851,500

a)

Revenue: During the nine months ended September 30, 2008, the Troy Mine delivered and sold 6.7 million pounds of payable copper and 616,992 ounces of payable silver in concentrate. This was a decrease for the first nine months of this year compared to the first nine months of 2007 due largely to the lower grade of ore milled offset by a 6% increase in mill throughput. In the first nine months of 2007, the Company delivered and sold 7.9 million pounds of payable copper and 851,500 ounce of payable silver in concentrate. Total sales revenue during the nine months ended September 30, 2008 was $32.8 million compared to $35.7 million for the first nine months of 2007. In 2008, the Company fair valued concentrate sales which had not yet finalized and the lower sales of physical metal resulted in the decrease in sales. However, prior to the end of the third quarter 2008, metal prices during 2008 exceeded those of 2007 on average. The Company received a higher sales price for both copper and silver for those shipments which were finalized during the year. During the nine months ended September 30, 2008 the price of copper averaged $3.62 per pound and silver averaged $16.63 per ounce compared to the copper price of $3.21 per pound and a silver price of $13.10 per ounce for the comparable period in 2007. The main factors which resulted in lower production and sales in 2008 compared to that in 2007 were: (i) a $3.0 million reduction in sales due to the Company fair valuing concentrate sales which are not yet finalized; and (ii) a reduction in the grade of copper and silver ore milled of 24% and 20%, respectively, These unfavorable factors were offset by higher recoveries of metal in the mill.

b)

Cost of Goods Sold: The cost of goods sold associated with the revenue for the first nine months of 2008 was $26.7 million, an increase of $3.3 million (14.2%) over the same period in 2007. Costs increased because of higher labor expenditures, increased maintenance costs, increased parts and supplies costs, and an increase in property and state mining taxes. On an operating cost basis the cost per ton milled (calculated as mining costs per ton milled plus milling costs per ton milled plus mine indirect costs per ton milled) increased to $26.67 per ton compared to $24.51 per ton for the first nine months of 2007. The mine department was the only cost center that had costs which increased significantly on a year over year basis.

c)

Depreciation and amortization: For the nine month period ended September 30, 2008, these non cash charges were $0.2 million higher than for the same period in 2007 because of the greater depreciable basis in plant and equipment.

d)

Exploration and development: This expense item increased by $0.1 million because of increased legal expenses relating to the Rock Creek permits challenges. For the nine month period ending September 30, 2008 exploration spending was $0.3 million compared to $0.7 million for the comparable period in 2007.

e)

General and administration costs: The increase $1.4 in corporate administration costs for the year to date was due to higher salary costs, an increase in corporate development activities and the accrual of severance costs of $0.9 million for one member of the senior management team.

f)

Accretion of reclamation and remediation liability: The marginal decrease in the reclamation accretion account was a result of the increase in the mine life at Troy, essentially accreting the remaining costs over a longer period of time.

g)

Income from operations: The reduction in concentrate production, and lower revenue due to the rapid decline in metal prices, resulted in the Company recording a loss of $2.0 million for income from operations, compared to income from operations of $5.9 million for the first nine months of 2007.

h)

Other Expenses: For the first nine months of 2008, other expenses totaled $0.2 million versus other income of $1.3 million for 2007. The difference is largely due to sizable foreign exchange gains of $1.4 million recorded in 2007 contrasted with a foreign exchange loss of $0.3 million for 2008.

i)

Income taxes: For the nine month period ended September 30, 2008, the Company recognized an income tax recovery of $0.7 million versus an expense of $0.9 million for the nine month period ended September 30, 2007 reflecting the recognition of the tax benefit of current period losses.

j)

Non-controlling interest: The non-controlling interest charge for the earnings attributable to Revett Silver Company was effectively zero for 2008 versus a charge of $2.4 million for the nine months ended September 30, 2007.

k)

Net earnings: The Company recorded a loss of $1.5 million net income or $0.02 per share for the nine months ended September 30, 2008 compared to net income of $3.9 million or $0.05 per share for the same period in 2007. The change in income can be attributed to increased production costs and falling copper and silver prices.

Summarized Financial Results by Quarter

	2008 Q3	2008 Q2	2008 Q1	2007 Q4	2007 Q3	2007 Q2	2007 Q1	2006 Q4
Cu Prod’n (million lbs)	2.5	2.4	2.2	1.1	1.8	3.5	3.3	1.4
Ag Prod’n (000’s ozs)	302	260	232	127	196	372	359	175
Total Sales (000’s $)	7,430	13,337	12,034	3,130	9,136	15,903	10,716	4,041
Net Income (000’s $)	(2,980)	75	1,407	(3,037)	(120)	3,727	301	(4,806)
EPS- Basic ($)	(0.04)	0.00	0.02	(0.04)	(0.00)	0.05	0.00	(0.07)
EPS- fully diluted ($)	(0.04)	0.00	0.02	(0.04)	(0.00)	0.05	0.00	(0.07)
Cash and Cash Equivalents & s/t Investments ending (000’s $)	11,479	13,106	9,540	18,010	26,012	27,639	22,446	23,802
Total Assets, ending (000’s $)	90,187	91,564	89,519	94,611	100,329	102,398	94,225	94,203
Total liabilities, ending (1) (000’s $)	28,943	26,264	24,801	32,365	33,959	36,318	33,111	35,545
Total Equity, ending (000’s $)	53,306	56,228	56,114	54,071	56,017	55,984	52,115	50,134

(1) excludes non-controlling interest

Financing Activities

Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

Contractual obligations		Current	1 to 3	3 to 5	5 years or
(100%)	Total	portion	years	years	more
Royalty obligation	1,503	1,503	-	-	-
Capital lease obligations	1,488	237	636	615	-
Operating leases	512	512
Long term reclamation costs
	13,320	-	-	-	13,320
Total contractual
obligations	16,823	2,252	636	615	13,320

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, the cost of this production and the provisional and final prices received for the copper and silver in concentrate that is sold. At September 30, 2008, working capital was $6.7 million of which $11.5 million was cash and cash equivalents. However, at September 30, 2008 concentrate settlement payable was $3.7 million using the forward market price of copper and silver of approximately $2.90 per pound and $12.73 per ounce respectively. Further price declines in either metal will seriously erode the Company’s cash and working capital position. At price levels of $2.00 per pound for copper and $10.0 per ounce for silver, the Company will run out of cash at or before year end unless alternative financing arrangements can be obtained. The Company is currently investigating a number of alternative means of raising additional capital. However, no assurance can be given that these efforts will prove to be successful. Given market conditions in early November, it is likely that it will be extremely difficult for the Company to raise sufficient external financing to meet the obligations it faces with respect to the amounts owing for final settlement on its concentrate sales. As of the date of this report, the Company had paid a total of $8.9 million on the Royal Gold 7% royalty obligation. This royalty is capped at total payments of $10.5 million.

Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending has been placed on hold. Furthermore, the Company does not have sufficient cash to undertake any activities at Rock Creek, should a favorable ruling be obtained by the Judge respecting the environmental challenges brought against its operating permits.

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

Related Party Transactions

There were no related party transactions during the first nine months of 2008.

Principal Risks and Uncertainties

Revett Minerals is a very risky and speculative investment, for many reasons, and the following risk factors should be carefully considered in evaluating it. In addition, this report contains forward-looking statements that involve known and unknown risks and uncertainties. These forward-looking statements include statements of our plans, objectives, expectations and intentions. Actual results could differ from those discussed in the forward-looking statements as a result of certain factors, including those set forth below. You should carefully consider the risks and uncertainties described below and the other information in this report before investing.

Liquidity and ability to Continue as a Going Concern. The sale of copper concentrate involves invoicing at past metal prices and then in months following, the final payment received is adjusted for final weights and assays and for metal prices that exist during the month of final settlement. As metal prices rise, the Company generally recognizes the benefit of rising prices by recognizing an increase in revenue as compared to the original invoice prepared at the date of the sale. However, during periods of falling metal prices the converse is true and the Company will be required to reduce revenue and return money to its customers that it had received in prior periods. The Company has a substantial amount of copper and silver in concentrate which is subject to this future pricing mechanism. The magnitude of the metal subject to change could be between 20% and 40% of annual sales. Therefore a dramatic decline in the metal prices could have a material effect of the Company’s earnings and cash balances. If the prices fall quickly and far enough the Company may not have sufficient current period sales to generate sufficient cash to maintain operations and refund the money owed to its customers arising from this final pricing mechanism.

Copper and silver prices fluctuate markedly. The viability of our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as inflation, the strength of the United States dollar relative to foreign currencies, global and regional demand, commodity funds and speculators and the political and economic conditions of major producing countries throughout the world. Since 1990, world average annual copper prices fluctuated from a low of $0.71 per pound in 2002 to a high of $3.23 per pound in 2007, and world average annual silver prices fluctuated from a low of $3.95 per ounce in 1992 to a high of $13.38 per ounce in 2007. In 2008, the volatility in metal prices was evident as the spot copper price ranged between $4.00 per pound in July and $1.60 per pound in October. The spot silver was likewise extremely volatile ranging between a high of $20.92 per ounce in March and $8.88 per ounce in October. Furthermore, as both of these metals are used in industrial activities a sustained slowdown in economic activity would likely result in further downward pressure on prices.

General Economic Conditions and Financial Instability. Over the past three months, we have witnessed the collapse or near collapse of a number of leading financial institutions both in the United States and abroad. Governments have been forced to inject massive amounts of money into the financial system to provide liquidity for many different types of financial institutions. Unfortunately, banks and other investors have not yet been willing to provide liquidity to many needy businesses. This will make raising capital for companies the size of Revett extremely difficult. Whether or not the efforts by central banks will restore some level of normalcy to the financial markets is impossible to predict. In addition, we have experience a massive flight to liquidity as the vast majority of market participants fear their counterparties may collapse. As a result of these expectations, there has been a massive sell off of commodities creating extreme volatility in commodity markets, making it nearly impossible to accurately predict future metal prices. This near financial collapse has also raised expectations for the possibility of a slowdown or contraction in global economy. These expectations have resulted in a reduction in consumption and an increase in the expectation that metal consumption will fall further. These beliefs have resulted in additional downward pressure on the prices of copper and silver.

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

Our reclamation liability at Troy could be substantial. When Troy was acquired, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.6 million performance bond to ensure that sufficient funds would be available to meet these obligations, and our subsequent agreement with the DEQ to increase the amount of the bond by $338,000 in December 2008. We are currently preparing a revised reclamation and restoration plan for Troy, which, when completed, may result in changes to the estimated reclamation and restoration costs and the amount of the performance bond. One of the key issues that has yet to be resolved is the extent to which we may be required to treat water from Troy after mining operations have ceased. Another issue is whether we are required to prepare and file an EIS in conjunction with any action taken with respect to our revised reclamation plan. We have advised the DEQ that we will fund the cost of an EIS, but believe the study should be postponed until such time as mining operations at Troy are actually projected to cease and more current information concerning the scope of any required remediation is known. We do not presently know whether our revised plan will actually result in increased reclamation and restoration costs at Troy. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production, and in the case of Troy, could include provisions requiring us to perpetually treat all of the discharged water from the mine. These factors could result in the imposition of a higher performance bond. Further, our reclamation and restoration liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the amount of the bond would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on its financial condition.

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over three years and have not yet attained a significant level of earnings. In the 2007 fiscal year, we earned approximately $0.9 million on revenues of approximately $39 million. In the 2006 fiscal year, we incurred a loss of approximately $1.7 million on revenues of approximately $31.4 million, and in the fiscal 2005 year we incurred a loss of approximately $2.9 million on revenues of approximately $21.1 million. Our losses in 2006 and 2005 were partially attributable to the fact that production levels at Troy have not attained projected levels due to geotechnical problems, a shortage of skilled employees, problems in obtaining necessary repair parts for its equipment, and other factors common to underground hard rock mining operations. This ongoing shortfall in production, which has yet to be rectified, has resulted in higher than anticipated operating costs. All of this is against the backdrop of extremely volatile metal prices.

We presently do not have the financial resources to develop Rock Creek. At September 30, 2008 we had cash and cash equivalents and short term investments of approximately $11.5 million. We do not believe that we have sufficient funds available to undertake any meaningful activity at Rock Creek unless alternative financial arrangements can be made.

The Rock Creek mineral resources are not equivalent to reserves. Our annual Form 10-K includes information concerning our estimated size of the mineral resource at Rock Creek and the amount of ore that may be produced from the project were it to be developed. Since no ore has been produced from Rock Creek, these estimates are preliminary in nature. And although we believe these amounts are significant, it does not mean the mineral resource can be economically mined. A mineral resource is not equivalent to a commercially mineable ore body or “proven reserves” or “probable reserves” under standards promulgated by the United States Securities and Exchange Commission (the “SEC”), principally because they are less certain and not necessarily amenable to economic development. We will not be able to determine whether Rock Creek contains a commercially mineable ore body until our evaluation program has been completed and we have obtained a final, economic and technical feasibility study that will include an analysis of the amount of ore that can be economically produced under then-prevailing market conditions. Investors are cautioned not to assume that our mineral resource estimates for Rock Creek will ever be converted into reserves.

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

In February 2008, the Canadian Accounting Standards Board confirmed that Canadian public companies will be required to adopt International Reporting Standards (“IFRS”) for fiscal years beginning on or after January 1, 2011. The adoption of IFRS will require the Company to change certain accounting policies, accounting systems, internal controls over financial reporting and disclosure. The Company is in the process of evaluating the impact of adopting IFRS for its financial statements and will need to invest substantial time and money to complete the conversion.

Financial Instruments, Hedging Activities and Other Instruments

The Company fair values its forward sales contracts and the amount of silver and copper in concentrate for which final settlement has not occurred. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses future contract prices at each month end to estimate these expected prices. At September 30, 2008 the Company had 3.4 million pounds of copper and 365,957 ounces of silver with prices not yet fixed. The fair value revenue adjustment was a liability of $3.7 million. Considerable judgment is required to interpret market data and to develop the estimates of fair value for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

At September 30, 2008, the Company had the following forward sales contracts outstanding. During the forth quarter of 2008, Company had sold a total of 0.3 million pounds at an average price of $3.73 per pound. The fair value of these forward contacts at September 30, 2008 was an asset of $0.27 million which was recorded in accounts receivable.

Forward Looking Statements

With the exception of historical matters, the matters discussed in this report are forward- looking statements that involve risk and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. The words “believe”, “estimate”, “anticipate’, “expect”, and “project” and similar expressions are included to identify forward-looking statements. Such forward looking-statements include statements regarding future production levels and operating costs at the Troy mine, future levels of capital expenditures at both Troy and Rock Creek, the reserve and resource estimates at both Troy and Rock Creek, the adequacy of the financial resources and funds to cover operating and exploration costs at Troy and the cost of exploration at Rock Creek, the timing of certain litigation activities which have delayed exploration activities at Rock Creek, the adequacy of third part financing to complete certain corporate development activities, and the expectation that the Troy mine will be able to generate positive cash flow in future periods. Factors that could cause actual results to differ materially from these forward looking statements include, among others:

  changes in copper and silver prices;
  final settlement owing or receivable from concentrate sales;
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

Item #3: Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, the economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $3.23 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $13.38. The recent financial and economic turmoil has seen the price of both copper and silver fall to levels less than one-half of the highs seen in this year alone. Furthermore, because of the uncertainty in forecasting future financial and economic conditions the Company is unable to provide any guidance respecting future price levels or even if the price of copper and silver will fall to levels which will require the Company to cease operations at Troy. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the continued existence of the Company could be at risk.

As at September 30, 2008 the closing price of copper was $2.91 per pound and silver was $12.96 per ounce. There for a 10% change in the price of both metals would change earnings and cash flow by approximately $1.5 million.

During the nine moths ended September 30, 2008 concentrate shipments totaling 5.6 million pounds of copper and 588,193 ounces of silver were finalized plus at the end of September concentrate shipments totaling 3.4 million pounds of copper plus 365,957 ounces of silver remain subject to finalization. Therefore a 10% change in the year to date price of copper (assuming the year to date average of $3.62 per pound) would have changed revenue by total of $3.2 million and a 10% change in the year to date price of silver (assuming the year to date average of $16.63) would have changed revenue by $1.6 million.

A substantial portion of the Company’s cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $3.2 million of the Company’s short term investments are in savings deposits or in the form of certificates of deposit issued by the a major Canadian chartered bank and are denominated in Canadian dollars which exposes the Company to some foreign exchange risk. A 10% change in the us an Canadian dollar foreign exchange rate would affect the value of the Canadian dollars held by the Company by approximately $0.3 million.

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

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at September 30, 2008 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

Changes in Internal Controls. During the first nine months of 2008, there were no changes in internal controls from the prior year.

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

In re ASARCO, LLC et al., Debtor: ASARCO, LLC, Plaintiff v. Revett Silver Company and Genesis, Inc., United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (Bankruptcy Case No. 05-21207). This action seeks to void the July 2002 and May 2004 amendments to Revett Silver’s purchase agreement with ASARCO. It also seeks a judgment in an amount equal to the value ceded by these amendments. Importantly, the action does not challenge the provisions of the original agreement that resulted in ASARCO’s transfer of its interests in the Troy mine and the Rock Creek project to us.

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

Management’s Analysis of Actions pertaining to the Record of Decision and Biological Opinion. Management cannot predict with any degree of certainty whether the Company will be successful in defending the pending legal challenges to the Forest Service’s record of decision and the Fish and Wildlife Service’s revised biological opinion. The issues presented by these challenges are complex and involve agency actions, procedures and determinations that the Company may influence but not control. The February 2008 amendment to the lawsuit petition challenging the USFWS’s revised biological opinion is particularly difficult to analyze at this time, since it simply challenges the scientific studies and evidence reached by the responsible agencies. It is also confusing in light of the conclusions that were reached in earlier challenges to the biological opinions, including an agency-approved agreed mitigation plan that addresses concerns about Rock Creek’s affect on grizzly bear habitat and migration corridors in the project area.

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

Federal Mine Safety and Health Act Violations and Related Matters. The federal Mine Safety and Health Administration (“MSHA”) issued a number of safety related citations against a subsidiary at various times between August 2007 and November 2008. These citations related to a rock fall which occurred at Troy on July 30, 2007 and certain other matters. Three of these citations allege the subsidiary company was negligent with respect to certain operations or activities conducted while mining and two citations allege the subsidiary acted in reckless disregard for the safety of the employees at the mine. As of the date of this report, the Company has potential fines totaling $0.7 million outstanding and it has established an accrual of $0.3 million. The Company disputes the allegations and rational for the determination of the fines put forth by MSHA and is in the process of appealing the findings and fines. The Company will vigorously defend itself in court, if necessary.

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

REVETT MINERALS INC.

Date: November 14, 2008	By: /s/John Shanahan
John Shanahan
Acting President and Chief Executive Officer

Date: November 14, 2008	By: /s/ Scott Brunsdon
Scott Brunsdon
Chief Financial Officer