Form 10-K
period 2008-12-31
Revett Minerals Inc.
filed 2009-03-31
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which such equity was last sold on the Toronto Stock Exchange, was approximately $ 51 million as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of common stock outstanding at March 30, 2009: 84,605,638.

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

     Revett Silver, a Montana corporation, was organized in April 1999 as Sterling Mining Company to acquire Troy and Rock Creek from ASARCO Incorporated (“ASARCO”) and Kennecott Montana Company (“Kennecott”) which were completed in October 1999 and February 2000, respectively. Sterling Mining Company changed its name to Revett Silver Company in October 2003.

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

     In November 2006, Revett Minerals issued 11,500,000 shares of its common stock and a number of common stock purchase warrants, which, if fully exercised, would result in the issuance of an additional 2,875,000 shares of common stock, in a private placement directed primarily to persons residing outside the United States. These securities were sold as units, at the price of (Can) $1.13 per unit, and yielded gross proceeds of approximately (Can) $13.0 million. The common stock purchase warrants are generally exercisable for a period of 30 months from the closing, at the price of (Can) $1.36, subject to earlier acceleration if the market price of the common stock is at or above (Can) $2.00 per share for a period of fifteen consecutive trading days. The placement agent for the offering received a cash commission approximately equal to 3.5% of the offering proceeds, and warrants to purchase 268,000 units at the price of (Can) $1.25 per unit that are exercisable for a period of 30 months from the date of the closing. The closing of this transaction occurred on November 22, 2006.

     On February 12, 2009, the Company closed a private placement of 10 million equity units at the price of $0.06 per unit. Each unit consisted of one common share of the Company, plus three-quarters of one purchase warrant. Each full purchase warrant will allow the holder to acquire one common share of the Company for a period of two years for $0.10 per full purchase warrant. If the closing price of the common shares of the Company is above (Can) $0.50 per share for fifteen consecutive trading days, the Company may accelerate the expiry of the warrants by issuing a press release to the effect that the warrants will expire 30 days following the date of such press release.

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

  In July 2005, Revett Silver redeemed 1,777,917 shares of its Class B common stock. Revett Minerals and Revett Silver then caused Revett Silver to exchange the shares of Class B common stock for an equal number of shares of Revett Minerals common stock.

  In July 2007, Revett Silver repurchased 865,279 shares of its Class B common stock for cash, at a price of $1.16 per share or $1,003,724 in aggregate amount.

  In October 2007, Revett Silver redeemed 1,097,999 shares of its Class B common stock. Revett Minerals and Revett Silver then caused Revett Silver to exchange the shares of Class B common stock for an equal number of shares of Revett Minerals common stock.

  In February 2008, Revett Silver redeemed 707,000 shares of its Class B common stock. Revett Minerals and Revett Silver then caused Revett Silver to exchange the shares of Class B common stock for an equal number of shares of Revett Minerals common stock.

  In March 2009, Revett Silver announced it would redeem any and all outstanding shares of Revett silver Class B Common Stock tendered for redemption and that Revett Minerals and Revett Silver would cause Revett Silver to exchange any such tendered shares of Class B common stock for an equivalent number of shares of Revett Minerals common stock.

     At March 30, 2009, 84,605,638 shares of Revett Minerals common stock were issued and outstanding, and an additional 14,115,000 shares of common stock were deemed outstanding pursuant to presently exercisable options and warrants. At March 30, 2009, 60,794,704 shares of Revett Silver Class A common stock and 25,583,487 shares of Revett Silver Class B common stock were issued and outstanding, and an additional 4,216,659 shares of Revett Silver Class B common stock were deemed outstanding pursuant to presently exercisable options and warrants. The issued and outstanding shares of Class A common stock comprise 70.7% of Revett Silver’s outstanding capital stock and are owned by Revett Minerals. The issued and outstanding shares of Class B common stock are owned by approximately 89 other record and beneficial owners.

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

     Financial Information about Segments. Revett Minerals’ operations comprise a single business segment, located in the United States. Information concerning its revenues, profits and losses, and total assets for the years ended December 31, 2008, 2007 and 2006 is included in the consolidated financial statements that appear elsewhere in this report. An index to these consolidated financial statements appears elsewhere in this report.

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

     Revett Silver reopened the mine and commenced commercial mining activities in January 2005 following an eleven year production hiatus. Ore from the mine is extracted using the “room and pillar” method and is processed on site using standard flotation technology. The resulting concentrate is sold under contract to a third party metals trader and is currently shipped by rail to a smelter in Canada for refining.

     The Troy concentrate typically contains between 34% and 40% copper, and between 70 to 90 ounces of silver per ton. During 2008, Troy produced approximately 9.8 million pounds of copper in concentrate and 1,174,155 ounces of silver. At December 31, 2008, the estimated proven and probable ore reserves at Troy were 10.4 million tons grading 1.19 ounces per ton silver and 0.57% copper using a net smelter return cut off of $20.02 per ton.

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

     The Company cannot reasonably predict how or when these pending legal challenges will be resolved. The defendants in each proceeding are the governmental agencies (and the Company as an intervener in some cases) that issued or approved the challenged permits, opinions and plan of operation, and the Company has little or no control over their responses. Moreover, the Company cannot predict how a court will ultimately rule on these challenges or whether any such ruling could be further appealed. If these challenges are successful, then the Company would either have to submit a new plan of operation for administrative review and approval, this assuming it would have the latitude to do so or abandon further efforts to develop Rock Creek.

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

LME Average Cash Official Price ($/Pound)

Year	Price	Year	Price	Year	Price
2008	3.19	2001	0.72	1994	1.05
2007	3.23	2000	0.82	1993	0.87
2006	3.05	1999	0.71	1992	1.04
2005	1.67	1998	0.75	1991	1.06
2004	1.28	1997	1.03	1990	1.21
2003	0.81	1996	1.04
2002	0.71	1995	1.33

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

     Despite dramatic declines in the last six months, management of the Company believes copper prices will remain favourable in the long term because of lack of investment in exploration and mine development during the past decade or so. This has resulted in low to modest growth rates in supplies and inventory, compared to higher consumption rates that are attributable to continued consumption in the developed economies of North America, Europe and Asia, and rapid industrialization and emergence of consumer product markets in countries such as China and India.

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

     Silver prices are highly volatile from year to year and may even be highly volatile over very short periods of time. The following table sets forth the average annual London Bullion Exchange fixed price of silver since 1990, as reported by Kitco, an international dealer in gold and silver bullion. These average annual prices have ranged from a low of $3.95 per ounce in 1992 to a high of $15.03 per ounce in 2008.

London Average Fix (US$/Ounce)

Year	Price	Year	Price	Year	Price
2008	15.03	2001	4.37	1994	5.28
2007	13.38	2000	4.95	1993	4.31
2006	11.55	1999	5.22	1992	3.95
2005	7.32	1998	5.55	1991	4.05
2004	6.58	1997	4.91	1990	4.83
2003	4.88	1996	5.20
2002	4.60	1995	5.20

     Despite dramatic declines in the last six months, management of the Company believes silver prices will remain generally favourable in the long term because of strong demand in the electronics industry and consistent demand from institutions that purchase and hold silver for investment purposes.

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

     The Federal Clean Water Act and the Montana Water Quality Act. The federal Clean Water Act and the Montana Water Quality Act are the principal environmental protection laws regulating the Company’s operations at Troy and Rock Creek pertaining to water quality. The federal act imposes limitations on water discharges into waters of the United States, including discharges from point sources such as mine facilities, and is administered by the federal Environmental Protection Agency. The Montana act imposes similar limitations on discharges into state waters and is administered by the Montana Department of Environmental Quality (“DEQ”).

     The Company holds all of the permits required for effluent discharges at Troy and is in the process of designing a water treatment facility for its proposed evaluation activities at Rock Creek. The Company has also established an environmental risk transfer program to cover the reclamation and remediation costs at Troy once mining operations cease. There are two components to this program: a $12.9 million surety bond that is held in trust and can be used only for reclamation and remediation; and a prepaid insurance policy that protects the Company from reclamation and remediation costs in excess of the cash bond. The surety bond is secured by cash, which is restricted, and is included among the Company’s long-term assets. Interest on the bond is recorded as income when earned. The Company amortizes the costs associated with the environmental risk transfer program using the units of production method, which is consistent with the manner in which it accounts for other asset retirement obligations pertaining to its mining assets. The DEQ is currently evaluating the bonding requirement to determine, among other things, whether the Company must prepare and file an environmental impact statement (“EIS”) as part of its ongoing assessment of future water treatment requirements at Troy. The Company has agreed to fund the cost of an environmental assessment to determine if an EIS is required, but believes any EIS, if required, should be postponed until such time as mining operations at Troy are actually projected to cease and more current information concerning the scope of any required remediation is known.

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

     Employees. Revett Minerals and its subsidiaries had 185 full-time employees and one part-time employee at December 31, 2008. Approximately 180 of these employees work at Troy in management, production and related capacities, and the remainder work in management and administrative capacities at the Company’s corporate office. These employees are not represented by a collective bargaining unit.

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

     We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2008, we had negative working capital of approximately $4.5 million, which is not sufficient to meet our planned business objectives. Management recognizes that the Company will need to generate additional financial resources in order to meet these objectives. If the Company is not able to generate positive cash flows and profits or obtain adequate additional financing, it will be required to curtail operations and exploration activities. Furthermore, its inability to continue as a going concern would require it to restate its assets and liabilities on a liquidation basis, which could differ significantly from the going concern basis. Our Auditors’ report on our 2008 consolidated financial statements includes an additional explanatory paragraph that states that declining metal prices, our cash position and our negative working capital raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continuing operations and the underlying value and recoverability of the mineral property, plant and equipment of the Troy mine and the Rock Creek property are dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to profitability operate the Troy mine, obtaining the continued forbearance of its creditors and/or the completion of additional financing in order to address its working capital deficiency, increase in the price of copper and silver from prices at December 31, 2008, obtaining the necessary financing to complete exploration and development of the Rock Creek property, obtaining the necessary operating permits for the Rock Creek property and future profitable production or sufficient proceeds from the sale of the Rock Creek property.

     We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over four years and have not yet attained a significant level of earnings. In 2008, we incurred a loss approximately $6.7 million on revenues of approximately $35.9 million. In 2007, we earned of approximately $0.9 million on revenues of approximately $38.9 million, and in 2006 we incurred a loss of approximately $1.7 million on revenues of approximately $31.4 million. Our losses in 2008 and 2006 were partially attributable to the fact that production levels at Troy have not attained projected levels due to geotechnical problems, a shortage of skilled employees, problems in obtaining necessary repair parts for its equipment, and other factors common to underground hard rock mining operations. This ongoing shortfall in production has resulted in higher than anticipated operating costs.

     Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as inflation, the strength of the United States dollar relative to foreign currencies, global and regional demand, commodity funds and speculators and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices fluctuated from a low of $0.71 per pound in 2002 to a high of $3.23 per pound in 2007, and world average annual silver prices fluctuated from a low of $3.95 per ounce in 1992 to a high of $15.03 per ounce in 2008.

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

     Our reclamation liability at Troy could be substantial. In acquiring Troy, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.9 million performance bond including an increase in the amount of $338,000 in December 2008. We have submitted a revised reclamation plan for Troy to the DEQ and the DEQ is in the process of completing an environmental assessment (EA). When the EA is completed, changes may be made to the estimated reclamation costs and the amount of the performance bond. One of the key issues that has yet to be resolved is the extent to which we may be required to treat water from Troy after mining operations have ceased. Another issue is whether after the EA is completed, DEQ will require us to prepare and file an EIS in conjunction with any action taken with respect to our revised reclamation plan. We have advised the DEQ that we will fund the cost of an EIS if required, but believe the completion of a comprehensive EA will be adequate. We do not presently know whether our revised plan will actually result in increased reclamation costs at Troy. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production, and in the case of Troy, could include provisions requiring us to perpetually treat all of the discharged water from the mine. These factors could result in the imposition of a higher performance bond. Further, our reclamation liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the amount of the bond would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on its financial condition.

     We presently do not have the financial resources to develop Rock Creek. At December 31, 2008 we had cash and cash equivalents and short term investments of approximately $1.6 million. We do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $200 to $250 million and could change materially.

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

     Our financial obligations to Royal Gold are substantial. In October 2004, Revett Silver sold Royal Gold, Inc. (Royal Gold) two separate royalties on production from Troy; the first for $7.25 million (the Production Payment) and the second for $0.25 million (the Tail Royalty). The Production Payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of proven and probable reserves as at October 13, 2004 or $10.5 million. As at December 31, 2008, the Company had paid or accrued royalty obligations totaling $9.5 million on the Production Payment. The Tail Royalty is also payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production between 100% and 115% of its proven and probable reserves that existed as at October 13, 2004 and then at the rate of 2% for all future production. Due to the Company’s cash position, the fourth quarter 2008 production royalty due in January 2009 of approximately $ 0.6 million was not made and is included in accrued liabilities. The Company is currently negotiating a deferral of this payment or arranging other means to settle this obligation.

     Our financial obligations to Trafigura are substantial. As a result of significant decreases in both copper and silver prices and the Company’s lack of working capital, the Company was unable to repay its customer (Trafigura) for some of its concentrate sold upon final settlement. In January, 2009, the Company entered into a Senior Floating Rate Note for $4.3 million with an interest rate of LIBOR plus five percent. Interest payments are due on the last day of each quarter, commencing March 31, 2009. The outstanding principle balance is due on June 30, 2009. The Company granted a first priority mortgage on certain mitigation lands acquired for the Rock Creek project.

     We are a defendant in a wrongful death action arising from a fatality at Troy. We are one of several defendants in a wrongful death action brought be Tammy K. Ivins, individually and as the personal representative of the estate of Michael E. Ivins, in the District Court of Lincoln County, Montana, arising from an isolated rock fall incident and fatality that occurred at Troy in July 2007. The complaint alleges causes of action based on negligence, failure to provide a safe work place, strict liability for abnormally dangerous activity, and intentional and malicious acts or omissions, and seeks compensatory damages in the amount of $8,000,000 and punitive damages in the amount of $10,000,000. We have engaged counsel to contest the claims and also to determine whether the claims are covered by our existing liability insurance policies. If the claims are not covered by insurance and plaintiff is awarded substantial damages, it could materially and adversely affect our financial condition.

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

     Non-U.S. persons owning our stock could be subject to U.S. taxes if we are treated as a United States company.  Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, under certain instances, a non-U.S. corporation such as Revett Minerals could be treated as a U.S. corporation for U.S. tax purposes. A consequence of this treatment for non-U.S. persons owning common stock of such a corporation is that they could be subject to U.S. tax on any gain they receive from the sale of such stock unless they qualify for a statutory exemption. Were these to occur, it is unlikely that this potential U.S. tax liability would be credited against the shareholder’s tax liability in his or her country of domicile, meaning that the shareholder would likely suffer double taxation on any such gain. Management does not believe Revett Minerals will be treated as a U.S. corporation for tax purposes, but cannot offer any assurance that such treatment would not occur. There is presently uncertainty surrounding the interpretation of Section 7874. The Internal Revenue Service could challenge Revett Minerals’ interpretation of the guidance that has been provided to date, or it could write implementing regulations that differ from that guidance.

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

     The Kennecott Purchase Agreement. Revett Silver acquired Kennecott’s mineral property interests in the Troy mine and the Rock Creek project in February 2000, thereby eliminating Kennecott’s 25 percent net profits interest and giving Revett Silver complete ownership of the assets. Revett Silver gave Kennecott a $5,000,000 promissory note and 2,250,000 shares of its common stock as consideration for these mineral interests. As was the case with ASARCO, Revett Silver also guaranteed that Kennecott’s shares would have a certain value in its case, $10,125,000 on or before October

14, 2001 and increasing annually through October 14, 2004, failing which it would pay Kennecott the difference in cash or in stock. Revett Silver and Kennecott amended their agreement February 2003 to eliminate the stock price guarantee. The amendment also gave Kennecott an option, exercisable the later of December 31, 2015 or one year after the Rock Creek Project achieves an 80 percent production rate, to exchange its 2,250,000 shares for a two percent net smelter return royalty from the sale of metals extracted from a defined portion of the project. Were Kennecott to elect to make the exchange, our obligation to pay the royalty would continue until it had received payments of $8,000,000, as adjusted for inflation. The promissory note given to Kennecott had an interest rate equal to one percent over the prime rate in effect on the last day of the preceding quarter, and was to have matured on February 21, 2008. Revett Minerals purchased the note from Kennecott on February 21, 2008.

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

     1999 to Present. Revett Silver acquired Troy from ASARCO and Kennecott through a series of related transactions in late 1999 and early 2000. The mine and mill complex remained under care and maintenance until January 2005, when Revett Silver resumed production. During the first quarter of 2004, eight boreholes were drilled to validate historical drilling data in the EOB area. Additional evaluative work conducted during 2007 resulted in the discovery of additional mineralization in the B and C beds. Revett Silver has produced approximately 36.0 million pounds of copper and approximately 4.3 million ounces of silver from the mine during the four-year period ended December 31, 2008.

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

     The following table sets forth information concerning Troy’s estimated measured and indicated mineral resources at December 31, 2008. These estimates are based on a polygonal Acad® model of a global estimate of the resources in the Middle Quartzite in the NOB and SOB provided by Revett Silver and audited by SRK, supplemented by a reconciliation of historical mine information, an analysis of assay data provided to SRK, and, with respect to the mineral resources for EOB, the incorporation of 2004 drill data. The polygonal model is the same model that ASARCO used during its operation of the Troy mine, the results of which were validated by mill reconciliation data. The estimate of mineral resources is based on a net smelter return cut-off grade of $20.02 per ton. United States investors are cautioned that the terms “measured mineral resources” and “indicated mineral resources” are not recognized by the SEC. The estimation of measured mineral resources and indicated mineral resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. United States investors are further cautioned not to assume that mineral resources in these categories will be converted into reserves.

Troy Estimated Mineral Resources

Category	Silver (ounces per ton)	Copper (percentage)	Tons (in millions)
Measured	1.42	0.70	42.2
Indicated	.99	0.44	17.4
Averages and total	1.30	0.63	59.6

     The following table sets forth information concerning Troy’s proven and probable reserves at December 31, 2008 derived from the weighted averages of the grades of the polygons intersecting the mineable solid areas. Other criteria such as geotechnical constraints, dilution, and a mine call factor on copper grades were then applied to arrive at the reserve estimates. The reserves stated are net of and included all losses for mine dilution and mine recovery and planned geotechnical constraints. The metallurgical recoveries used were 87% for silver and 86% for copper. The mineable reserve base was recreated through the determination of remaining solids and the estimated recovery of these solids from the mine plan developed by the polygon estimation method. The original reserve estimate was reconciled to the actual mined reserves done by ASARCO over the 10 year operating period. Reserves were developed using a NSR cut-off per ton of US $20.02.

Troy Estimated Mineral Reserves

Category	Silver (ounces per ton)	Copper (percentage)	Tons (in millions)
Proven	1.34	0.69	4.0
Probable	1.10	0.49	6.4
Averages and total	1.19	0.57	10.4

     Mining and Processing. Revett Silver extracts ore from the Troy mine using the “room and pillar” method, which is similar to the method ASARCO used when it operated the mine. The method uses no back fill and results in very little waste. Drilling and blasting are performed at the face using jumbo and bench drills. The ore is then loaded onto 55-ton trucks using 8 cubic yard front end loaders and hauled from the muck pile to an underground crusher, which crushes the ore to minus eight inches. The crushed material is then conveyed to the surface and stored in a fine ore bin located at the mill. Mining conditions at Troy are generally good, although pillar orientations and sizes sometimes have to be modified in localized areas of the mine for safety reasons, particularly in the upper portions of the EOB. These stability issues could affect the costs of production and the ultimate extraction of ore.

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

     The Troy mill historically processed ore at a rate of approximately 8,500 tons per day and has achieved average recoveries of 86% for copper and 87% for silver. During 2008, the mill processed 3,642 tons of ore per day, which was less than the planned throughput of approximately 4,200 tons per day, but still approximately 19% more mill throughput than was achieved in 2007. The shortfall in production during the year resulted primarily from a shortage of experienced underground production drillers, and delays in obtaining repair parts for equipment.

     Mine Reclamation Plan. Revett Silver is obligated under its purchase agreement with ASARCO to indemnify and hold ASARCO harmless from all of the liabilities associated with the reclamation and closure obligations at the Troy mine. During 2002, the DEQ notified Revett Silver that it might seek to double the amount of the performance bond for the mine (to approximately $20.2 million). At December 31, 2008, the performance bond amount was $12.9 million. The Company is presently conducting water quality studies at the mine and working with the DEQ and the Forest Service on a revised reclamation plan, which, once accepted, may dictate a further adjustment of the amount of the performance bond. A key issue involving Troy’s reclamation and remediation is whether water discharges from the mine will have to be treated into perpetuity, even though there is presently no evidence of acid rock drainage nor any evidence of the mobilization of other deleterious constituents at the mine site. Another issue is whether the Company must prepare and file an EIS in conjunction with the agencies’ review of its revised reclamation plan. At December 31, 2008, Revett Silver had accrued a $7.5 million liability relating to its reclamation and remediation obligations at Troy.

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

  Ten NQ-size diamond drill holes comprising 3,444 meters that were completed by BCMC between 1966 and 1970. Core data for these holes has not been located.

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

     As near as can be determined from the archived documents, the samples were prepared by two assaying laboratories; samples collected by BCMC were submitted to the Union Assay Laboratory in Salt Lake City; and samples collected by ASARCO were sent to ASARCO’s assay office in Wallace, Idaho. Check assaying was performed by secondary laboratories, including the Rocky Mountain Geochemical Laboratory in Salt Lake City, ASARCO's Umpire Laboratory in El Paso, Texas, and the Union Assay Laboratory and the Skyline Laboratory in Tucson, Arizona.

     Mineral Resource Estimates. ASARCO constructed a polygonal resource estimate for the Rock Creek project in 1989. The estimate was based on a sixteen-foot minimum mining height, a tonnage factor of twelve cubic feet per ton, a copper price of $1 per pound, a silver price of $7 per ounce, and a net smelter cut-off grade of $10 per ton. Each polygon consisted of the length-weighted average of every assay interval found within the horizon defined.

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

     The following table sets forth summary information concerning the estimated inferred mineral resources at Rock Creek. The estimate is based on a price of $1 per pound for copper, a price of $7 per ounce for silver, and a net smelter return cut-off grade of $10 per ton. United States investors in particular are advised that, although the term “inferred mineral resource” is recognized and even required by Canadian securities laws (where the Company is domiciled), it is not a recognized or accepted term under rules and regulations promulgated by the SEC. “Inferred mineral resources” are not the same as “proven reserves or “probable reserves” as defined by the SEC’s rules and regulations, principally because they are less certain and not necessarily amenable to economic development. No investor should assume that all or any portion of the inferred mineral resources depicted in the following table are the same as proven reserves or probable reserves, that additional exploration or development work will cause them to be categorized as proven reserves or probable reserves, or that they can be feasibly developed and exploited.

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

Item 3. Legal Proceedings.

     The Company and certain of its subsidiaries are parties to several pending legal actions in the federal and state courts as of the date of this report, most of which are predicated on alleged violations of various federal and state environmental laws and regulations at Troy and Rock Creek.

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

     The Company has answered the complaint and asserted several affirmative defenses to plaintiff’s claims. It has also filed a motion seeking to dismiss Revett Minerals on the grounds that it does not do business in Montana. Discovery has been substantially completed, although no trial date has been set. The court has indicated that it will not set a trial date until DEQ has completed its required review of the reclamation plan. The Company is funding an ongoing environmental assessment with DEQ concerning proposed revisions to the existing reclamation plan and increased performance bond requirements, and therefore believes the claim is without merit.

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

     In May 2007, the plaintiffs filed an appeal with the Montana Supreme Court, contending that the district court’s March 2006 summary judgment was incorrect in not invalidating the MPDES permit entirely, and asking the court to do so on constitutional grounds. On December 4, 2008, the Montana Supreme Court reversed the prior judgment in favor of DEQ remanding consideration of the MPDES permit back to DEQ for further consideration. DEQ is now in discussions on how to address the Supreme Court ruling. The Company believes this particular outfall of the MPDES permit is not required to start of the evaluation of the program at Rock Creek.

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

     This action has twice been stayed. The first stay was ordered in 2005 pending resolution of a challenge to the USFWS’s May 2003 biological opinion in a separate lawsuit in the United States District Court for the District of Montana entitled Rock Creek Alliance v. U.S. Fish and Wildlife Service, CV 01-152-M-DWM. That lawsuit has now been concluded and resulted in the issuance of a revised biological opinion in October 2006, which concluded that development of Rock Creek would not likely jeopardize the continued existence of grizzly bears or bull trout, each of which is listed as a threatened species under the ESA, nor adversely modify critical habitat of these species. The second stay was ordered in November 2006 pending a Forest Service determination as to whether the Company’s plan of operations at Rock Creek needed to be modified. The Forest Service’s December 2007 supplemental information reports did not mandate any changes to the plan of operations of the final EIS.

     The governmental defendants and the Company each filed answers to the plaintiffs’ amended complaint in March 2008 and the issues in this action were fully briefed to the court in June 2008. An adverse ruling could delay or even prevent the Company from proceeding with its proposed activities at Rock Creek.

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

     Management anticipates that, even if the revised biological opinion is upheld, it could result in some modification of the Forest Service’s record of decision, which could in turn affect the Rock Creek plan of operation. Regardless, unless and until they are favorably resolved, these challenges could delay the Company’s planned evaluation program at Rock

Creek and may make it more difficult to obtain the financing needed to fund commercial development. Even if the Company is ultimately successful in defending these challenges, it still must comply with a number of requirements and conditions as development of Rock Creek progresses, failing which it could be denied the ability to continue.

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

     Tammy K. Ivins, Individually and as Personal Representative of the Estate of Michael E. Ivins, Deceased, Plaintiffs, vs. Revett Minerals Inc., a Foreign Corporation for Profit; Revett Silver Company, a for Profit Corporation; and Does A-Z, Inclusive, Defendants. This action arises from an isolated rock fall incident and resulting fatality that occurred at Troy on July 30, 2007. The complaint alleges causes of action based on negligence, failure to provide a safe work place, strict liability for abnormally dangerous activity, and intentional and malicious acts or omissions and seeks compensatory damages in the amount of $8,000,000 and punitive damages in the amount of $10,000,000. We have engaged counsel to contest the claims and also to determine whether the claims are covered by our existing liability insurance policies.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.

[The balance of this page has been intentionally left blank.]

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Market Information. The following table sets forth the high and low closing prices per share, denominated in Canadian dollars, for our common stock for each quarter of 2008, 2007 and 2006 as reported on the Toronto Stock Exchange. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions. As of March 1, 2009, the Federal Reserve Bank of New York noon buying rate was $0.7870 Canadian dollars per U.S. dollar.

	2008		2007
	Low	High	Low	High
First Quarter	(Can) $0.68	(Can) $0.96	(Can) $0.80	(Can) $1.49
Second Quarter	(Can) $0.53	(Can) $0.78	(Can) $0.72	(Can) $1.35
Third Quarter	(Can) $0.31	(Can) $0.62	(Can) $0.89	(Can) $1.59
Fourth Quarter	(Can) $0.045	(Can) $0.44	(Can) $0.98	(Can) $1.57

2006
	Low	High
First Quarter	(Can) $1.02	(Can) $1.52
Second Quarter	(Can) $1.10	(Can) $1.35
Third Quarter	(Can) $0.89	(Can) $1.28
Fourth Quarter	(Can) $0.59	(Can) $0.98

     Shareholders. The Company had 127 shareholders of record as of March 30, 2009.

     Dividends. The Company has not declared or paid any cash or stock dividends on its common stock since inception, and does not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

     Securities Authorized for Issuance under Equity Incentive Plans. The following table sets forth information as of March 30, 2009 concerning securities authorized for issuance pursuant to the Company’s equity compensation plans.

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,740,000	(Can) $1.01	2,801,315

Equity compensation plans not approved by security holders	1,165,000	(Can) $0.87	_

Total	4,905,000	(Can) $0.98	2,801,315

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

  On November 22, 2006, Revett Minerals issued 11,500,000 shares of its common stock and a number of common stock purchase warrants, which, if fully exercised, would result in the issuance of an additional 2,875,000 shares of common stock, to four purchasers, one of whom resided outside the United States and three of whom resided in the United States, for aggregate consideration of Can $12,995,000. Strata Partners LLC acted as placement agent for Revett Minerals in conjunction with these sales and received a cash commission of (Can) $454,260. Revett Minerals offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the Securities Act. It offered and sold the securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

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

  On January 5, 2009, Royal Gold, Inc. exercised its right to convert 728,274 shares of Revett Silver Company and the 605,059 shares of Revett Minerals, Inc. owned by Royal Gold into a perpetual, non-participating one percent net smelter royalty on future revenues generated by the Rock Creek mine.

  On February 12, 2009, Revett Minerals issued 10 million equity units for $0.06 per unit. Each unit consisted of one common share of the Company and three-quarters of one purchase warrant. Each full warrant will allow the holder to acquire one common share of the Company for a period of two years for $0.10 per full purchase warrant. If the closing price of the common shares is above (Cad) $0.50 per share for fifteen consecutive trading days, the Company may accelerate the expiry of the warrants. The units were purchased by sixteen purchasers, fourteen of whom resided in the United States and two of whom resided in Canada. Revett Minerals offered and sold these securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. It offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the Securities Act.

     Repurchases of Equity Securities by the Registrant or Affiliated Purchasers. Neither the Company nor any affiliated purchaser repurchased any equity securities of the Company in any month during the fiscal year ended December 31, 2008.

Item 6. Selected Financial Data.

     Selected Historical Financial Data. The following tables set forth (a) Revett Minerals’ selected historical financial data as of and for the years ended December 31, 2008, 2007, 2006 and 2005, and the partial year from August 25, 2004 through December 31, 2004 and (b) Revett Silver’s selected historical financial data as of and for the year ended December 31, 2004. The year end financial data has been derived from our consolidated audited financial statements, and should be read in conjunction with the Management’s Discussion and Analysis section of this report and our audited consolidated financial statements and the notes thereto.

		As at December 31
		(expressed in thousands of dollars)
	2008	2007	2006	2005	2004
Balance Sheet Data:
Current assets	$5,992	$24,721	$29,299	$17,536	$510
Property, plant and equipment	63,228	60,714	56,012	57,793	-
Restricted cash	7,597	7,386	7,043	6,719	-
Other assets	1,125	1,264	1,849	1,680	-
Total assets	$77,942	$94,085	$94,203	$83,728	$510

Current liabilities	$10,470	$14,523	$10,235	$6,936	$532
Long-term debt	579	1,784	9,354	11,108	-
Reclamation and remediation liability	7,526	7,141	7,603	8,951	-
Future income taxes	5,917	8,391	8,353	8,518	-
Total liabilities	$24,492	$31,839	$35,545	$35,513	$532

Non-controlling interest	5,253	8,175	8,524	8,211	-

Shareholders' equity	48,197	54,071	50,134	40,004	22

Total liabilities and shareholders’ equity	$77,942	$94,085	$94,203	$83,728	$510

			For the Years Ended December 31,
			(expressed in thousands of dollars,
			except per share amounts)
	2008	2007	2006	2005	2004
Income Statement Data:
Revenue	$35,942	$38,885	$31,381	$21,136	$-

Cost of sales	37,182	30,894	25,043	19,318	-
Depreciation and depletion	1,864	1,393	1,280	1,441	-
Exploration	2,120	2,131	1,417	1,259	-
General and administrative	5,578	4,518	3,558	2,618	22
Accretion of reclamation	590	559	596	584	-
Total expenses	$47,334	$39,495	$31,894	25,220	$22

Other income (expenses):	(674)	1,454	(1,073)	(1,140)	-
Income (loss) before income taxes
and non-controlling interest	(12,066)	844	(1,586)	(5,224)	(22)
Net income (loss) for the period	(6,690)	871	(1,731)	(2,918)	(22)
Deficit, beginning of period	(3,800)	(4,671)	(2,940)	(22)	-
Deficit, end of period	$(10,490)	$(3,800)	$(4,671)	$(2,940)	$(22)

Per Share Data:
Basic and diluted income (loss) per share $ (0.09)		$0.01	$(0.03)	$(0.06)	$0.00
Weighted average number of shares outstanding	74,982,556	73,308,813	61,292,210	48,835,179	-
Dividends paid during the period	-	-	-	-	-

Revett Silver
As at December 31
(expressed in thousands of dollars)
2004
Balance Sheet Data:
Current assets	$6,529
Property, plant and equipment	21,216
Other assets	80
Total assets	$27,555

Current liabilities	$3,270
Long-term debt	12,197
Reclamation and remediation liability	8,250
Total liabilities	$23,717

Shareholders' equity	3,838
Total liabilities and shareholders’ equity	$27,555

For the Years Ended December 31,
(expressed in thousands of dollars,
except per share amounts)
2004
Income Statement Data:
Cost of sales	$4,576
General and administrative	2,202
Total expenses	$6,958

Other expenses:	303
Income (loss) before income taxes
and non-controlling interest	(7,261)
Net income (loss) for the period	(7,261)
Deficit, beginning of period	(14,905)
Deficit, end of period	$(22,166)

Per Share Data:
Basic and diluted income (loss) per share	$(0.15)
Weighted average number of shares outstanding	49,935,621
Dividends paid during the period	-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Explanatory Note: The following discussion of our financial condition and results of operation should be read in conjunction with Revett Minerals’ consolidated audited financial statements as at December 31, 2008 and 2007 and the years ended December 31, 2008, 2007 and 2006. Such financial statements include the accounts of Revett Minerals and subsidiaries, Revett Silver and Revett Silver’s wholly owned subsidiaries, Genesis Inc. and RC Resources, Inc., have been prepared in accordance with Canadian generally accepted accounting principals, and have been reconciled to U.S. generally accepted accounting principals (“US GAAP”). See Note 15 to the consolidated financial statements for the reconciliation to US GAAP.

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

     Results of Operations.

     Comparison of Years Ended December 31, 2008 and 2007. During the second half of 2008 the most significant event affecting the financial performance of the Company was the dramatic decline in the price of copper and silver. Metal prices will continue to be the most significant factor influencing the Company’s operations going forward. Profit/loss from mining operations is a non-GAAP measure of financial performance and may not be comparable to similar measures presented by other mining issuers. However, management believes that profit from mining operations is a useful supplemental measure of performance of Troy. The following are highlights of the changes over these two periods:

  Revenues decreased in 2008 because of a significant decrease in the price of copper and silver over the last six months of the year. For the first six months of 2008 copper average price was $3.68 per pound and silver average price was $17.43 per ounce. During the second half of 2008 copper price averaged $2.63 and silver price averaged $12.61. The decline in prices, particularly during the fourth quarter, resulted in significant negative provisional pricing adjustments. In 2008, the copper price averaged $3.15 per pound compared to $3.23 per pound in 2007, while the silver price in 2008 averaged $15.02 per ounce compared to $13.38 per ounce in 2007.

  These price declines have resulted in a corresponding decline in the Company’s cash and working capital position as at December 31, 2008 largely due to an increase in amounts owed customers for settlement of provisionally priced concentrate sales. Further declines in the price of copper and/or silver could result in a further reduction in working capital and cash flows. Given the current market conditions, the Company may experience difficulties raising sufficient external financing to meet its obligations.

  As a result of significant decreases in both copper and silver prices and the Company’s lack of working capital, the Company was unable to repay its customer for some of its concentrate sold upon final settlement. On January 23, 2009, the Company entered into a Senior Floating Rate Note (“Note”) for $4.3 million with an interest rate of LIBOR plus five percent. Interest payments are due on the last day of each quarter, commencing March 31, 2009 with computation commencing January 1, 2009. The outstanding principle balance of this Note is due on June 30,

  2009. The Company granted a first-priority mortgage on certain mitigation lands acquired for the Rock Creek project. If the lands are sold by the Company, the proceeds must be used to repay the note.

  Our cost of goods sold during 2008 increased arose from a $5.4 million increase due to milling 200,000 more tons of ore in 2008; $0.5 million safety bonus paid to the employees; and $0.4 million in MSHA penalties.

  Other expenses recorded during the year included the non-cash accretion for reclamation and remediation liability of $0.6 million (unchanged from 2007), general and administrative costs of $5.6 million (compared to $4.5 million in 2007), exploration and development expenditures at Troy and Rock Creek of $2.1 million (compared to $2.1 million in 2007), and net other expense of $0.7 million (compared to a net other income of $1.5 million in 2007).

  The 2008 increase in administration costs was due to a one-time severance payment of $0.6 million and board of director fees increased by $0.5 million. Exploration and development spending was about the same as in 2007 at $2.1 million. The recognition of other expense was due to a $0.7 million loss on the value of foreign currencies; primarily cash held in Canadian dollars, compared to a $1.5 million dollar gain in 2007.

  The Troy mine produced 9,791,145 pounds of copper in concentrate and 1,178,913 ounces of silver in concentrate in 2008.

  Our milling throughput at Troy for 2008 was 1,307,447 tons of ore (3,642 tons per day), which was less than our planned throughput of 4,295 tons per day, but still approximately 18% more mill throughput than we achieved in 2007. We did not meet our operating projections at Troy during the year due primarily to the experience level of the mining workforce and equipment maintenance issues. Extensive training programs were implemented to improve the workforce knowledge which resulted in improved performance in the fourth quarter to 3,935 tons per day. Metal grades for silver and copper during the year were slightly lower than plan due primarily to increased production in the South Ore Body lower quartzite area. A contractor was hired in the third quarter to improve access to the East Ore Body area which is a higher grade mining area to be utilized more in future mine plans. Overall silver production increased by 8% and copper production increased by 1% compared to 2007. During 2008, the copper grade from the mine averaged 0.43% and the silver grade averaged 1.00 ounces per ton. Recoveries have been slightly above planned levels.

     The following table compares our key operating statistics for the twelve months ended December 31, 2008 compared to the same periods in 2007 and 2006:

Years Ended
Item	December 31, 2008	December 31, 2007	December 31, 2006
Tons milled	1,307,447	1,108,503	944,783
Tons milled per day	3,642	3,096	2,588
Copper grade	0.43 percent	0.50 percent	0.46 percent
Silver grade	1.004 ounces per ton	1.07 ounces per ton	1.13 ounces per ton
Copper recovery	87.54 percent	86.87 percent	83.5 percent
Silver recovery	89.83 percent	88.85 percent	86.2 percent
Copper production	9,791,145 pounds	9,681,827 pounds	7,304,383 pounds
Silver production	1,178,913 ounces	1,054,417 ounces	916,969 ounces
Copper sold (payable	9,463,142 pounds	9,357,486 pounds	6,445,713 pounds
Silver sold (payable)	1,061,021 ounces	980,609 ounces	817,250 ounces

     Expenses pertaining to Rock Creek totaled $1.8 million during the year ended December 31, 2008 (2007: $1.6 million), and were comprised of legal fees of approximately $1.1 million (2007: $0.8 million); consulting fees of approximately $0.3 million (2007: $0.4 million); and public relations expenses, and miscellaneous expenditures of approximately $0.4 million (2007: $0.4 million). In 2007, we also purchased mitigation lands for Rock Creek at a cost of $2.6 million.

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

     The Troy mine produced 9,681,827 pounds of copper in concentrate and 1,054,417 ounces of silver from Troy in 2007.

     Our milling throughput at Troy for 2007 was 1,108,503 tons of ore (3,096 tons per day), which was less than our planned throughput of 4,455 tons per day, but still approximately 17% more mill throughput that we achieved in 2006. We did not meet our operating projections at Troy during the year due primarily to mining restrictions placed on the operations during the second quarter arising from the ground fall and related fatality that occurred on July 30, 2007. Until that incident, operations were tracking slightly below planned but overall the mining rate had improved materially from that of the prior year. During the first half of the year mill throughput averaged 3,800 tons per day, but in the second half of the year mill throughput only averaged 2,286 tons per day. The increase in throughput in 2007 was offset by lower ore grades for silver during the year primarily because access to some of the mining areas was restricted until the end of November while ground stability studies were being conducted. Overall copper production increased by 33% and silver production increased by 15% compared to 2006. During 2007, the copper grade from the mine averaged 0.50% and the silver grade averaged 1.07 ounces per ton. Recoveries have been slightly above planned levels.

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

     Liquidity and Capital Resources.

     The Company’s liquidity position is directly related to the level of concentrate production, the cost of this production and the provisional and final prices received for the copper and silver in concentrate that is sold. At December 31, 2008, working capital was a negative $4.5 million of which $1.6 million was cash and cash equivalents. At December 31, 2008 net concentrate settlement payable was $1.9 million. As a result of significant decreases in both copper and silver prices and the Company’s lack of working capital, the Company was unable to repay its customer for some of its concentrate sold upon final settlement. On January 23, 2009, the Company issued a senior floating rate note in the principal amount of $4.3 million related to amounts owing for shipments from November 2008 and prior periods. The note bears interest at the LIBOR rate plus five percent and interest is payable on the last day of each quarter, commencing March 31, 2009 with computation commencing January 1, 2009. The outstanding principle balance of this Note is due on June 30, 2009. In order to secure its obligation under the note, the Company granted a first-priority mortgage on certain mitigation lands acquired for the Rock Creek project and the proceeds from any sale of the land. At today’s copper and silver prices the Company is generating a modest positive cash flow, however the Company will not be in the position to pay off the $4.3 million note that is due June 30, 2008 unless alternative financing is secured.

     Further price declines in copper or silver will likely seriously erode the Company’s cash and working capital position even further and although it is currently investigating means of raising additional capital with potential lendors and investors, no assurance may be given if these efforts will prove successful. Given market conditions in early 2009, it is likely that it will be extremely difficult for the Company to secure sufficient external financing to meet the obligations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending has been placed on hold. Furthermore, the Company does not have sufficient cash to undertake any activities at Rock Creek at this time.

     At December 31, 2007, we had $10.2 million of working capital, compared to $19.1 million at December 31, 2006. The decrease in working capital was primarily attributable to the reclassification of the Kennecott loan from a long term liability to a current liability and the purchase of mitigation lands in the amount of $2.6 million. On February 21, 2008, the Kennecott note was purchased by Revett Minerals. This working capital included cash and cash equivalents of $14.1 million and short term cash investments of $4.0 million. The Company also had restricted cash of $7.4 million relating to its funding of the reclamation obligations at Troy. The long term portion of debt totaled $1.8 million at December 31, 2007.

     Capital spending in 2008 totaled $3.7 million at the Troy mine, $0.3 million of which was financed by capital leases. The main capital items were the acquisition of an exploration drill, conveyor belting, mine development, and there was water treatment plant construction spending of $0.4 million for Rock Creek. Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending has been placed on hold. Furthermore, the Company does not currently have sufficient cash to undertake any Rock Creek development, should a favorable ruling be obtained from the Judge respecting the environmental challenges against its operating permits.

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

     Financing Activities.

     In February 2009, Revett Minerals completed a private placement of 10,000,000 units (each unit consisting of one share of common stock and three quarters of one common stock purchase warrant) and realized gross proceeds of approximately $0.6 million. If fully exercised, the warrants would result in the issuance of 7,500,000 additional shares of common stock. The exercise price for a full warrant is $0.10 and the warrants expire on February 13, 2011 unless accelerated by the Company.

     During 2008, Revett Minerals entered into capital leases aggregating approximately $0.3 million to purchase the following equipment for use at Troy: a 980 Loader ($0.1 million) and an exploration drill ($0.2 million).

     During 2007, Revett Minerals entered into capital leases aggregating approximately $1.9 million to purchase the following equipment for use at Troy: a rock bolter ($0.7 million), a CAT haul truck ($0.8 million), a loader ($0.1 million), a jumbo drill ($0.3 million), and miscellaneous mine vehicles.

     Off-Balance Sheet Arrangements.

     Revett Silver acquired Kennecott’s mineral property interests in Troy and Rock Creek in February 2000 in exchange for a $5,000,000 promissory note and 2,250,000 shares of Revett Silver common stock. Revett Silver also guaranteed that the shares Kennecott acquired in the transaction would have a value of $10,125,000 on or before October 14, 2001 and would increase annually thereafter through October 14, 2004, failing which it would pay Kennecott the difference in value in the form of cash or by issuing Kennecott additional shares. In February 2003, Revett Silver and Kennecott amended their agreement to eliminate the stock price guarantee provision. The amendment also gave Kennecott an option, exercisable the later of December 31, 2015 or one year after Rock Creek achieves an 80 percent production rate, to exchange its 2,250,000 shares of Revett Silver for a two percent net smelter return royalty from the sale of metals extracted from a defined portion of the project area. Were Kennecott to elect to make the exchange, our obligation to pay the royalty would continue until it had received payments of $8,000,000, as adjusted for inflation. In December 2005, Kennecott elected to receive common shares as payment for $0.5 million of deferred interest on its long term note. A total of 1,042,108 common shares of Revett Minerals were issued to Kennecott in order to satisfy this obligation.

     In October 2004, Revett Silver sold Royal Gold, Inc. 1,333,333 shares of its common stock for gross proceeds of $1.0 million. Under the terms of its stock purchase and sale agreement with Revett Silver, Royal Gold had the option to convert these shares into a perpetual, non-participating one percent net smelter return royalty from the sale of metals extracted from Rock Creek. The conversion was required to be made, at Royal Gold’s option, within 60 days after the later of the date the Company presents a positive bankable feasibility study to Royal Gold or the Company’s board of directors approved the commencement of mine construction. On January 5, 2009 Royal Gold exercised its right to convert these shares into a perpetual, non-participating one percent net smelter royalty on future revenues generated by the Rock Creek mine. The stock purchase and sale agreement also gives Royal Gold the right to assume certain of Revett Silver’s obligations arising under the February 2000 Kennecott promissory note if Revett Silver defaults in the payment of the note. Were Royal Gold to assume the note and pay the obligations to Kennecott (now Revett Minerals), it would have the further right to receive either a three percent net smelter return royalty from the sale of metals extracted from Rock Creek or such number of additional shares of Revett Silver common stock as is determined by dividing the amount then owing on the note, including accrued by unpaid interest, by a share price of $0.75.

     Tabular Disclosure of Contractual Obligations. The following table sets forth information as of December 31, 2008 concerning our known debt obligation, royalty obligation, capital lease obligations, and reclamation obligations.

		Payments Due by Period
		(expressed in thousands of dollars)
		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
Accrued liabilities	$8,901	8,901
Royalty obligation	989	989	-	-	-
Capital lease obligations	1,251	636	615	-	-
Long-term reclamation costs	13,320	-	-	-	13,320
Total contractual obligations	$24,461	$10.526	$615	$-	$13,320

     Our long term debt at December 31, 2008 consisted of capital lease obligations relate to the purchase of equipment used at the Troy mine

     Related Party Transactions. There were no related party transactions in 2008, 2007 or 2006.

     Proposed Transactions. Pursuant to a plan of reorganization approved in February 2005, the holders of shares of Revett Silver Class B common stock have a right, on a quarterly basis and subject to the limitations set forth in Revett Silver’s amended and restated articles of incorporation adopted pursuant to the plan, to request Revett Silver to redeem their shares in exchange for either cash or shares of common stock of Revett Minerals. Revett Silver redeemed 865,279 shares of its Class B common stock in July 2007, for cash, at a price of $1.16 per share or a total of $1,003,724. The Company exchanged 1,097,999 and 707,000 class B common shares of Revett Silver for a like number of Revett Minerals common shares in October, 2007 and February 2008, respectively. The Company plans to convert the remaining privately held Revett Silver B shares into Revett Minerals common shares in March of 2009.

     Principal Risks and Uncertainties. As is described elsewhere in this report, our proposed development of Rock Creek has been challenged on environmental grounds by several regional and national environmental organizations. Some of these challenges are substantial and ongoing, and allege violations of the procedural and substantive requirements of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek. Although we have generally been successful in addressing most of the environmental challenges to our operations, we cannot predict with any degree of certainty how the pending challenges will be resolved. Rock Creek is the more significant of our two mining assets; continued court challenges will inevitably delay us from proceeding with our planned development, and a successful challenge would prevent us from developing the project at all. If we are successful in defending these challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek. We are also subject to other significant risks. (See “Risk Factors” and “Legal Proceedings.”)

     Critical Accounting Estimates. Our significant accounting polices are presented in Note 2 of the audited financial statements included in this report and the adjustments for United States generally accepted accounting principles purposes are presented in Note 15 to the 2008 year end financial statements included in this report. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory and other factors that influence our business prospects. These estimates have a significant effect on the financials statements and actual results may differ significantly from our estimates.

     We believe the most critical estimates pertain to future metal prices, our estimates of proven and probable reserves at Troy, the valuation of mineral property, plan and equipment, the estimate of the final reclamation and closure obligations at Troy and the determination of future cash flows for the purpose of the going concern assumption. These estimates required us to make assumptions that were highly uncertain at the time the accounting estimates were made , and changes in them are reasonably likely to occur from time to time. The major critical accounting estimates include but are not limited to the following:

     Future Metal Prices. Metal price estimates are key components in estimates that determine the valuation of some of our significant assets and liabilities, including the cost and carrying value for property, plant and equipment, future tax assets and liabilities, certain accounts receivable and the fair value of forward metal contracts. Metal prices, historically, have been very volatile with recent prices being near their highs for the last decade and these prices have influenced our property, plant and equipment carrying values and the estimates of reserves. We can offer no assurance that prices will continue at the levels experienced for the past few years. Changes in metal prices may result in changes in the value of derivatives and other financial instruments recognized and in impairment charges on mineral property, plant and equipment.

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

     Mineral Resources and Reserves, and the Carrying Values of Mineral Properties, Plant, and Equipment.  Mineral resources and reserves are estimated by professional geologists and engineers in accordance with recognized industry, professional and regulatory standards. These estimates are based on future metal prices, future operating costs, mill throughput and various technical, geological, engineering, and construction parameters. Changes in any of these factors could cause a significant change in the resources and reserves estimated, which, in turn, could have a material effect on the carrying value of mineral property, plant and equipment.

     For the Troy mine, the Company completed a life of mine undiscounted cash flow analysis based upon its most recent proven and probable ore reserves, expected production rates and costs, and estimated revenues based on estimated metal prices for copper and silver of $1.50 per pound and $12.00 per ounce, respectively, for 2009, $1.75 per pound and $10.00 per ounce, respectively for 2010 and $2.00 per pound and $10.00 per ounce, respectively, thereafter until the end of the mine life. The projected cash flows to be generated exceeded the carrying costs of the Troy mine, therefore no write-down was required at December 31, 2008. However, the estimates are based on significant assumptions. The Company has analyzed external and internal data in determining appropriate assumptions. Given the judgment and estimates required to carry out the test for recoverability and the sensitivity of results to significant assumptions used, it is possible that future conditions may change and may result in different assumptions which could result in impairment of the carrying value of mineral property, plant and equipment.

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

     Concentrate Receivables and Revenue. The Company sells its copper in concentrate based upon its own assays of metal content, moisture content, and the estimated dry weight of copper concentrate loaded in rail cars. These weight and assay estimates are subject to final confirmation by the receiving smelter and are subject to change. In addition, the Company records anticipated revenue to be received from the sale of each concentrate shipment based upon its determination of the weight and assays of each shipment and in accordance with the contract to which the sale relates.

Preliminary payments are thus based upon copper and silver prices that are determined prior to the date of the provisional invoice, whereas the final price received is determined by quoted metal prices in periods subsequent to the date of the provisional invoice. Changes in these estimates or in metal prices could result in a significant change to the results from operations.

     Reclamation and Remediation Obligations. The Company has a legal obligation to reclaim its mineral properties and has estimated the cost of these obligations in accordance with current standards of applicable laws and regulations. These estimates are reviewed by third party consultants and government authorities. In arriving at these estimates, the Company must also estimate the timing and magnitude of future payments for remediation work, as well as prevailing rates of interest during the remediation period, in order to determine its periodic accretion and the depreciation expense. There were no material changes in the Company’s estimates of its final reclamation and remediation obligations during 2008, 2007 and 2006, however, the operating life of Troy in 2007 did change which necessitated changes in the depreciation and accretion charges relating to the asset retirement obligation. The Company cannot predict the effect of a material increase in these estimates on its financial position.

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

     Financial and Other Instruments. The Company has in the past engaged and may in the future engage in hedging activities in order to protect the price of copper and silver that it has produced or will produce in future periods. Such hedging activities are limited to less than all of its planned or actual production in any one month. At December 31, 2008, the Company had no outstanding hedging transactions. Considerable judgment is required to interpret market data and to develop the estimates of fair value of such hedges for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

     The Company is required by applicable accounting standards to fair value (i.e., mark to market) the amount of concentrate for which final prices have not yet been determined. At each month end, the Company then adjusts its revenue to account for future prices. In order to do this, the Company must estimate the future prices that will prevail when the final prices are determined. The Company uses future contract prices in effect as at the end of each month to estimate these prices. At December 31, 2008, the Company had 3.1 million pounds of copper and 0.4 million ounces of silver that had not been final priced; and the mark to market value of these receivables was a liability of $0.7 million.

New Accounting Standards Adopted.

     In December 2006, The Canadian Institute of Chartered Accountants (“CICA”) issued section 1535- “Capital Disclosures”. This section establishes standards for disclosure concerning a company’s objectives, policies and processes for managing capital and this section is effective beginning January 1, 2008. The Company expanded its disclosure as required by this section.

     In March 2007, the CICA issued section 3862- Financial Instruments- Disclosures and section 3863 Financial Instruments- Presentation, which together comprise a complete set of disclosure and presentation requirements that revise and enhance current disclosure obligations. Section 3862 requires disclosure of additional detail by financial asset and liability categories. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. The standard deals with the classification of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and the circumstances in which financial assets and liabilities are offset. Adoption of Section 3863 had no impact on the consolidated financial statements.

     On January 1, 2008, the Company adopted CICA section 3031-Inventories, which provides guidance on the measurement, presentation and disclosure requirements for inventories. This pronouncement requires inventories to be measured at the lower of cost and net realizable value and provides guidance on the determination of cost and its subsequent recognition as an expense, including any write-down to net realizable value. In certain circumstances this Section also requires that previous write downs be reversed. Previously, the Company valued material and supplies inventory at the lower of cost or replacement cost and a write up of inventory was not permitted. This Section has been applied retroactively without restatement of prior periods but the adoption of this Section did not result in any adjustment to opening deficit.

     On January 1, 2008, the Company adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. The Company did not adopt the fair value option of any of its assets or liabilities.

     In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements, (SFAS 157), which became effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements.

New Accounting Standards to be Adopted.

     In February 2008, the Canadian Accounting Financial Standards Board confirmed that Canadian public companies will be required to adopt International Financial Reporting Standards (IFRS) for fiscal years beginning on or after January 1, 2011. The adoption of IFRS will require the Company to change certain accounting policies and disclosures. The Company is in the process of evaluation the impact of adopting IFRS for its financial statements.

     In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets and Section 3450, research and Development Costs. The new Section establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. Concurrent with the introduction of this standard, the CICA withdrew EIC 27, Revenues and Expenses during the pre-operating period. As a result of the withdrawal, entities will no longer be able to defer certain costs and revenues incurred prior to commercial production at new mine operations. The new requirements are effective for the Company on January 1, 2009. The Company does not believe that adoption of Section 3064 will have a material impact of the consolidated financial statements.

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

     In June 2008, the EITF reached a conclusion in EITF 07-05 that an equity-linked financial instrument would not be considered indexes to the Company’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The determination of whether an equity-linked financial instrument is indexed to an entities own stock is not affected by the currency or currencies in which the underlying shares trade. The guidance is effective for financial statements beginning on January 1, 2009. The Company is presently evaluating the effect this guidance will have on its financial statements.

     In February 2008, the Canadian Accounting Financial Standards Board confirmed that Canadian public companies will be required to adopt International Reporting Standards (IFRS) for fiscal years beginning on or after January 1, 2011. The adoption of IFRS will require the Company to change certain accounting policies and disclosures. The Company is in the process of evaluating the impact of adopting IFRS for its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, the economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $3.23 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $15.03. Currently the prices for both metals are at or near their highs for this time period. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

     During the twelve months ended December 31, 2008, the Company reported sales revenue of $35.9 million dollars on sales of approximately 9.8 million pounds of payable copper and 1.2 million ounces of payable silver. During this period copper and silver prices averaged $3.19 per pound and $15.03 per ounce respectively. Had the price of copper or silver changed by $1.00 each, revenue would have changed by approximately $10.0 million.

     A substantial portion of the Company’s cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $0.4 million of the Company’s short term investments are in the form of certificates of deposit issued by the a major Canadian chartered bank and are denominated in Canadian dollars which exposes the Company to some foreign exchange risk.

Item 8. Financial Statements and Supplementary Data.

     The consolidated balance sheets of Revett Minerals as at December 31, 2008 and 2007, and consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for each of the years in the three year period ended December 31, 2008 included in this report have been audited by KPMG LLP, Vancouver, British Columbia, Canada, independent registered public accountants. Such financial statements have been prepared in accordance with Canadian generally accepted accounting principles, but contain a reconciliation to generally accepted accounting principles in the United States.

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

     Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in its periodic reports and other information filed under the Securities Exchange Act, as amended (“the Exchange Act”) is recorded, processed, summarized and accurately reported within the time periods prescribed by the Securities and Exchange Commission’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to the Company’s management, including its chief executive officer, its chief financial officer and other principal accounting officers, so such persons can make timely decisions regarding disclosure,

     In 2008, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) - 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer, who concluded that such controls and procedures were not effective as of December 31, 2008 because of the material weakness identified below in our internal controls over financial reporting. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were not effective as at December 31, 2008 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

     The Company’s chief executive officer and chief financial officer concluded that our internal controls over financial reporting are not effective because a material error in the calculation of the income tax recovery was identified during the audit. The error was corrected in the December 31, 2008 financial statements. This error resulted from a lack of available tax expertise amongst the Company’s accounting staff. In the prior year, management used an independent tax expert to review the tax provision but due to efforts to conserve cash this tax expert was not hired to review the provision in 2008. Management plans to hire this income tax expert for all future reporting.

     Changes in Internal Controls. In order to remedy certain material weaknesses identified in its evaluation of the Company’s effectiveness of its internal controls over financial reporting, the Company engaged an outside professional services firm in the second quarter of 2007 to review its estimates of future income tax liabilities and assets, and to conduct a quarterly review of its estimates of its current income tax provision, but was not used to calculate the December 31, 2008 tax provision. The Company may engage this firm in the future to analyze the tax positions taken in its financial reporting. As of December 31, 2008, the Company had paid this firm less than $15,000 in connection with this engagement.

Item 9B. Other Information.

     There is no information that was required to be disclosed by the registrant on Form 8-K during the fourth quarter of the year ended December 31, 2008 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of March 30, 2009 are set out below. The Company’s board of directors consisted of six members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed, and qualified. The board of directors appoints the executive officers annually.

Director or Executive Officer	Age	Position with the Company
John G. Shanahan	49	President, Chief Executive Officer, Director and Chairman
Kenneth S. Eickerman	51	Chief Financial Officer and Secretary
Carson Rife	51	Vice President of Operations
Douglas Ward	44	Vice President of Corporate Development
John W.W. Hick (1), (2), (3),(4)	60	Director
David R. Lewis (2),(3)	64	Director
William Orchow (1),((4)	63	Director
Daniel Tellechea (2) (3), (4)	63	Director
Louis P. Gignac (1), (2)	58	Director

(1)	Member of the Environmental and Safety Committee of the board of directors
(2)	Member of the Compensation Committee of the board of directors
(3)	Member of the Audit Committee of the board of directors
(4)	Member of the Governance and Nominating Committee of the board of directors

Biographies of Corporate Directors and Executive Officers.

     John G. Shanahan. Mr. Shanahan was named the Company’s President, CEO and its Chairman in October 2008, succeeding William Orchow. Between May 2004 and October 2006, when the company was acquired by Lundin Mining Corp., he was a director of EuorZinc Mining Corporation. In addition, he has held various senior management positions with companies engaged in the natural resources commodities markets, including being a commodities trader of Barclays Capital, senior vice president of Rothschild Inc., and marketing manager of Pasminco and Australian Mining and Smelting. Mr. Shanahan holds a bachelor of commerce degree from the University of Melbourne, a graduate diploma in Systems Analysis and Design from the Royal Melbourne Institute of Technology, and a MBA degree from the Columbia School of Business.

     Kenneth Eickerman. Prior to joining Revett Silver as an officer in April 2005, Mr. Eickerman was Controller of Mustang Line Contractors, Inc. (from May 2002 to March 2005), and Controller and Treasurer of Apollo Gold, Inc. (from February 1999 to May 2002). Before that, he worked in various finance capacities for Pegasus Gold, Inc. Mr. Eickerman graduated from the Washington State University in 1981 and is a Certified Public Accountant licensed in the State of Washington.

     Carson Rife. Prior to joining Revett Silver in February 2003, Mr. Rife was the Director of Engineering and Project Development for Apollo Gold, Inc. (from February 1998 to April 2002). Before that, he worked in various operating capacities for Pegasus Gold Inc. Mr. Rife holds a bachelors of science degree in mining engineering from the Montana College of Mineral Science and Technology in Butte, Montana.

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

     Louis P. Gignac. Mr. Gignac is currently a director of Domtar Corp., Gaz Metro Inc., Franco Nevada Corp. and St. Andrew Goldfields Ltd. He has long been involved in Canadian mining activities, most recently as the president and chief executive officer of Cambior Inc. (from 1986 to 2006) and in senior management positions at Falconbridge Copper Corp. (from 1982 to 1986) and Exxon Minerals Company (from 1981 to 1982). Mr. Gignac received a bachelor degree in applied science from Laval University in 1973, a master’s degree in Mineral Engineering from the University of Minnesota in 1974, and a doctoral degree in mining engineering from the University of Missouri-Rolla in 1979. He was appointed to the Company’s board of directors in November 2007.

     John W.W. Hick. Mr. Hick is a director and president and chief executive officer of his own consulting firm, John W.W. Hick Consultants Inc. In addition to being a director of Revett Minerals, he is also a director of Carpathian Gold Inc., First Uranium Corporation, Hudson Resources Inc., Western Keltic Mines Inc, and Silver Eagle Mines Inc., where he serves as Chairman. Mr. Hick has held various senior positions with mining companies, most recently as chief executive officer of Rio Narcea Gold Mines Ltd. (from December 2004 to January 2006). Prior to its acquisition by Rio Narcea, he was president and chief executive officer of Defiance Mining Corp. and its predecessor, Geomaque Explorations Ltd. Mr. Hick was president (from 1993 to 1996) and later vice-chairman (from 1996 to June 1997) of TVX Gold; chairman of Rayrock Yellowknife Mines Ltd. (from 1998 to 1999) until it was acquired by Glamis Gold Ltd.; senior vice-president of Placer Dome Inc. (from 1987 to 1990); and vice-president and general counsel of the Dome Mines Group of Companies (from 1981 to 1987). Mr. Hick graduated with a BA from the University of Toronto in 1973 and an LLB from the University of Ottawa in 1976.

     David R. Lewis. Mr. Lewis has over thirty-five years of corporate finance related business experience and has served as chairman of the Company’s audit committee since August 2004. Mr. Lewis has recently retired as an independent management and financial consultant. During the past five years Mr. Lewis has served in the following capacities: a director and chairman of the audit committee of Holloman Energy Corporation (from October 2007 to January 2009), chief financial officer of Aurelian Resources Inc. (from May 2004 to August 2007), chief financial officer of Starfield Resources Inc. (from May 2006 to July 2007), chief financial officer of Kahn Resources Inc. (from June 2005 to December 2006) and chief financial officer of Fibre Optic Systems Technology Inc. (from August 2004 to April 2006). Mr. Lewis also served as a vice president of Kingsdale Capital Markets between September 2002 and October 2003 and he was a director of Khan Resources Inc. (from June 2005 to January 2006). Mr. Lewis has accumulated strong global experience in the funding, management, compliance and governance of mining and high tech entities. He obtained a Chartered Accountant designation in 1974 while working at Coopers & Lybrand in Toronto, and received a bachelor of engineering degree in metallurgy from Dalhousie University in Halifax, Nova Scotia in 1969.

     William Orchow. Mr. Orchow was President and CEO of the Company from September 200 to October 2008, when he resigned. Prior to joining Revett Silver as an officer and director in September 2003, Mr. Orchow was president and chief executive officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott’s mineral mines, with the exception of its Bingham Canyon Mine, from November 1994 to December 2002. From June 1993 to October 1994, he was president and chief executive officer of Kennecott Energy Company, the third largest producer of coal in the United States, and prior to that was vice president of Kennecott Utah Copper Corporation. Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities. He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association. Mr. Orchow is currently a director of Goldrich Gold Mining Company and is a member of the board of trustees of Westminster College in Salt Lake City and is a trustee and past president of the Northwest Mining Association. He graduated from the College of Emporia in Emporia, Kansas with a bachelor of science in business.

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

     Corporate Governance Practices and Policies The Company’s corporate governance practices and policies are administered by the board of directors, by committees of the board appointed to oversee specific aspects of the Company’s management and operations, and pursuant to written charters, mandates and policies adopted by the board and such committees. The overall goal of these practices and policies is to ensure that every aspect of the Company’s business is conducted in accordance with best corporate practice standards and the requirements of all applicable laws.

     Independence of the Board. The Company’s board consists of six directors, four of whom are not also executive officers and are thereby considered to be independent under the rules of the Toronto Stock Exchange. The non-independent directors are John Shanahan, who also serves as the Company’s president and chief executive officer and Mr Orchow whom resigned as an executive officer in October, 2008. The independent directors meet outside the presence of management and Mr. Shanahan prior to or during most regularly scheduled meetings of the board. During the year ended

December 31, 2008, the Company’s board of directors met 10 times and the independent members of the board met separately five times.

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

  in conjunction with the audit committee of the board, it reviews and approves all of the Company’s internal and external financial reports and all correspondence and communications to the Company’s shareholders;

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

  making inquiries of management and the external auditors concerning internal and external significant financial risks or exposures affecting the Company, and assessing any steps management has taken to mitigate such risks or exposures;

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

     Current Members. The audit committee is presently comprised of David Lewis, John Hick and Daniel Tellechea, with Mr. Lewis serving as chairman. During the year ended December 31, 2008, the committee met four times.

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

     Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2008, (a) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officer’s served on the Company’s compensation committee; (b) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Company’s compensation committee; and (c) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company. The compensation committee has reviewed and discussed Item 11 of this report, specifically including the subsection entitled “Compensation Discussion and Analysis.”

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

     Current Members. The corporate governance and nominating committee is presently comprised of John W.W. Hick, Bill Orchow and Daniel Tellechea, with Mr. Tellechea serving as chairman. During the year ended December 31, 2007, the committee met one time and it met one time in early 2008.

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

     Current Members. The environmental and safety committee is presently comprised of Louis Gignac, William Orchow and John W.W. Hick, with Mr. Gignac serving as chairman. During the year ended December 31, 2008, the committee met two times.

The remainder of this page was left blank intentionally

Item 11. Executive Compensation.

     Summary Compensation Table. The following table summarizes the compensation for the fiscal years ended December 31, 2008, 2007 and 2006, of our principal executive officer, principal financial officer and our two other executive officers, and our two most highly compensated other individuals for whom such information would have been required had they been serving as executive officers as of December 31, 2008. None of the persons depicted in the table received any stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during the years shown.

				Option		All Other
Name and		Salary	Bonus (1)	Awards (2)		Compensation		Total
Principal Position	Year	($)	($)	($)		($)		($)

John G. Shanahan (3)	2008	80,000	-	-		-		80,000
President and Chief	2007	-	-	-		-		-
Executive Officer	2006	-	-	-		-		-

Kenneth Eickerman (4)	2008	101,716	15,000	-		-		116,716
Chief Financial Officer	2007	98,500	20,000	21,200		-		139,700
and Secretary	2006	94,000	18,000	13,500		-		125,500

Carson Rife (5),(6)	2008	188,231	52,500	-		1,398	(6)	242,129
Vice President of	2007	175,000	52,500	53,000		1,398	(6)	281,898
Operations	2006	130,000	45,900	25,312		1,075	(6)	202,287

Douglas Ward (5)	2008	157,333	45,000	-		-		202,333
Vice President of	2007	150,000	45,000	31,800		-		226,800
Corporate Development	2006	125,000	45,900	20,250		-		191,150

William Orchow (5),(7)	2008	201,875	90,000	-		632,758	(9)	924,633
President and Chief	2007	250,000	90,000	79,500	(4)	-		419,500
Executive Officer	2006	195,000	97,500	50,625	(4)	-		343,125

Scott Brunsdon (5), (8)	2008	186,833	59,100	-		-		245,933
Chief Financial Officer	2007	175,000	59,100	53,000		-		287,100
and Secretary	2006	135,000	50,700	33,750		-		219,450

Douglas Miller	2008	138,833	1,500	-		-		140,333
General Manager of	2007	119,000	1,000			-		120,000
The Troy Mine	2006	95,000	500	16,875		-		112,375

Frank Duval (9)	2008	-	-	-		-		-
Manager of Governmental	2007	-	-	-		-		-
Affairs	2006	126,457	-	-		-		126,457

(1) 2007 bonuses relate to performance during that year, but were awarded in March 2008. 2006 and 2005 bonuses relate to performance in that year, but were awarded in the following years.

(2) Options awards were valued using the Black-Scholes option pricing model. For a discussion of the assumptions used in valuing such option awards, see Note 9 to the Company’s consolidated financial statements included in this report. There were no forfeitures of option awards for the years shown.

(3) Mr. Shanahan was appointed president and chief executive officer of the Company effective October 1, 2008. See the subsection of this report entitled “Employment Agreements with Executive Officers” for additional information concerning Mr. Shanahan’s compensation arrangement with the Company.

(4) Mr. Eickerman was appointed Chief Financial Officer and Secretary effective December 15, 2008. See the subsection of this report entitled “Employment Agreements with Executive Officers” for additional information concerning Mr. Eickerman’s compensation arrangement with the Company.

(5) Reflects salary compensation paid to each of the named individuals during the periods reported. See the subsection of this report entitled “Employment Agreements with Executive Officers” for information concerning the named individuals’ base salaries for the year ending December 31, 2008.

(6) Amounts shown for Mr. Rife under “All other Compensation” consist of automobile expense allowance.

(7) Amounts shown for Mr. Orchow under “Option Awards” reflect the value of options awards granted to him during the periods shown. The amount shown under “All Other Compensation” reflects a severance payment to Mr. Orchow in 2008 following his resignation from the Company.

(8) Mr. Brunsdon resigned from the Company in December 2008. Pursuant to the terms of his employment agreement, the Company paid him a severance payment of $300,833 in 2009 following his resignation.

(9) Mr. Duval resigned from the Company effective as of July 31, 2006.

     Grants of Plan-Based Awards. The following table sets forth information concerning equity incentive plan awards that were granted to our principal executive officer, principal financial officer and our two other executive officers during the year ended December 31, 2008. None of the persons depicted in the table received stock awards or non-equity incentive plan awards during the year. None of such incentive plan awards are contingent on the achievement of performance goals.

Grants of Plan-Based Awards
		Estimated	Future	Payouts under			Grant
		Equity	Incentive Plan	Awards	Other Option	Exercise	Date
		Threshold	Target	Maximum	Awards	Price	Value
Name	Grant Date	(#)	(#)	(#)	(#)	($)	($)

John Shanahan	-	-	n/a	n/a		-	-
Ken Eickerman	-	-	n/a	n/a		-	-
Carson Rife	-	-	n/a	n/a		-	-
Douglas Ward	-	-	n/a	n/a		-	-
William Orchow	10/23/08	207,995	n/a	n/a		$0.13	27,758
Scott Brunsdon	-	-	n/a	n/a		-	-

     Outstanding Equity Awards at Fiscal Year-End. The following table sets forth information concerning the outstanding equity awards at December 31, 2008 held by our principal executive officer, principal financial officer and our two other executive officers. None of the persons depicted in the table held any stock awards at such date except William Orchow whom received 207,995 restricted shares on October 23, 2008 as part of his severance agreement.

Outstanding Equity Awards at Fiscal Year-End
	Equity Incentive Plan Awards:
	Number of Securities Underlying		Number of Securities	Average
	Unexercised Options		Underlying Unexercised	Exercise	Option
	Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name	(#)	(#)	(#)	cdn($)	Date
John Shanahan	425,000	50,000	0	0.98	2010-2012
Ken Eickerman	126,666	13,334	0	0.81	2010-2012
Carson Rife	216,666	33,334	0	1.00	2010-2012
Douglas Ward	175,000	20,000	0	0.97	2010-2012
William Orchow	650,000	50,000	0	0.87	2010-2012
Scott Brunsdon	391,666	33,334	0	0.92	2010-2012

     Options Exercised in Last Fiscal Year. None of our principal executive officer, principal financial officer and our two other executive officers exercised any stock options during the fiscal year ended December 31, 2008.

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

     Our agreement with John Shanahan is dated October 1, 2008 and provides for a monthly payment of $30,000. If Mr. Shanahan’s employment is terminated without cause, then he will be entitled to a lump sum amount equal to the balance of the term (six months from October 1, 2008) and is entitled to $300,000 worth of common shares valued as of the date of the change of control or the closing date of the business combination based on the 10 day volumetric weighted average per share price of Revett’s common stock. Mr. Shanahan may terminate the agreement by giving two weeks notice to the Company.

     Our agreement with Kenneth Eickerman is dated May 30, 2007 and provided for an annual salary of $98,000, subject to periodic adjustment. (For the year ended December 31, 2008, Mr. Eickerman received a base salary of $104,344.) If Mr. Eickerman’s employment is terminated without cause, then he is entitled twelve months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 24 months of salary and twelve months of benefits. Mr. Eickerman may terminate the agreement unilaterally upon one month’s notice.

     Our agreement with Carson Rife is dated February 1, 2004 and provided for an annual salary of $120,000, subject to periodic adjustment. (For the year ended December 31, 2008, Mr. Rife received a base salary of $190,000.) If Mr. Rife’s employment is terminated without cause, then he is entitled eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and twelve months of benefits. Mr. Rife may terminate the agreement unilaterally upon one month’s notice.

     Our agreement with Douglas Ward is dated October 1, 2003 and provided for an annual salary of $120,000, subject to periodic adjustment. (For the year ended December 31, 2008, Mr. Ward received a base salary of $160,000.) If Mr. Ward’s employment is terminated without cause, then he is entitled eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and twelve months of benefits. Mr. Ward may terminate the agreement unilaterally upon one month’s notice.

     Compensation of Directors. The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2008. William Orchow was also an executive officer of the Company until October, 2008. None of our directors received any other form of compensation during the year.

Director Compensation
	Fees earned	Option	All Other
	or Paid in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)
John G. Shanahan	56,000	0	230,000	286,000
John W.W. Hick	39,000	0	79,000	118,000
David R. Lewis	40,500	0	82,500	123,000
William Orchow	0	0	0	0
Daniel Tellechea	29,000	0	23,000	52,000
Louis P. Gignac	28,000	0	25,000	53,000

     During the year ended December 31, 2008, directors other than Mr. Orchow received an attendance fee of $2,000 for each board meeting they attended and a fee of $1,000 for each committee meeting they attended. Directors who are not also executive officers of the Company also received an annual retainer of $25,000 that was paid, at the option of the director, in cash or through the issuance of shares of Revett Minerals common stock.

     In addition to these payments, the chairman of the board of directors received an additional $15,000 per year for serving as chairman, and the chairmen of the audit, compensation, and corporate governance and nominating committees received an additional $10,000, $5,000 and $5,000 per year, respectively. Directors are also reimbursed for travel expenses incurred in connection with their attendance at board and committee meetings, and directors who are not also executive officers are eligible to receive stock options under Revett Minerals equity incentive plan.

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

     The board of directors has traditionally maintained salary compensation at levels roughly in line with those of other companies within our peer group. Beginning in 2006 and continuing in 2008, the compensation committee surveyed the compensation paid to other executives within a peer group of companies comprised of Chariot Resources Ltd, First

Majestic Silver Corp., Fronterra Copper Corporation, Mines Management, Inc., and Sabina Silver Corp. in order to establish compensation packages that were both competitive and appropriate to the Company’s situation.

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

     During the year ended December 31, 2008, the compensation committee and the board continued to modify and improve the formula-driven bonus plan for the Company’s executive officer that was first developed in 2006. This plan established the executive’s potential cash bonus at the beginning of the year (expressed as a percentage of the executive’s base salary) and the evaluation is based upon certain performance criteria using a weighted average approach. The criteria established for each of the executive officers is detailed below. The specific criteria and the individual weighting may change from year to year based upon the executive’s specific role with the Company, but include a combination of goals relating to the Company’s overall financial performance and the specific, individual goals that have been set for the executive, plus a discretionary element established by the board on the recommendation of the compensation committee. The following table sets forth the relative weighting of targeted performance areas that were established by the compensation committee and approved by the board of directors for each of the Company’s four executive officers for the year ending December 31, 2008:

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

     The compensation committee and the board awarded cash bonuses aggregating (Can) $206,100 (2006- (Can) $240,000) to our executive officers in early 2008, in recognition of their ongoing efforts to grow the Company and obtain permits relating to Rock Creek during the prior year. No stock options were awarded to executives during 2008. During 2007, the compensation committee and the board also awarded a total of 410,000 stock options to our four executive officers and a total of 810,000 stock options to our five directors who are not also executive officers. No stock options were awarded to our executive officers in 2005 or 2004. In future years, the compensation committee will likely emphasize both cash bonuses and stock option awards in fashioning executive compensation.

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

  Options for the purchase of a total of 3,740,000 shares of common stock (representing approximately 5.0% of the issued and outstanding shares of common stock of the Company as of the date of this report) have been granted under the Revett Minerals Plan, and options for the purchase of 2,801,315 additional shares of common stock (representing approximately 36% of the issued and outstanding shares of common stock of the Company as of the date of this report) are available for grant under the Revett Minerals Plan.

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

     At December 31, 2008, options for the purchase of 1,165,000 shares of Revett Silver’s Class B common stock had been granted under the Revett Silver Plan. (Warrants for the purchase of an additional 3,671,326 shares of Revett Silver Class B common stock were outstanding at such date. These warrants were granted in conjunction with an earlier financing. Of these stock options, 100,000 have an exercise price of $0.50 and expire on March 21, 2009; 280,000 have an exercise price of $0.75 and expire between June and October, 2009; and 785,000 have an exercise price of $0.75 and expire on December 6, 2009. Payment of the exercise price may be made in cash or shares of Revett Silver valued at their fair market value on the date of exercise as determined by the Revett Silver’s board of directors.

     Revett Silver’s Class B common stock is exchangeable under certain circumstances into shares of common stock of Revett Minerals pursuant to the terms of Revett Silver’s 2005 reorganization. Revett Silver does not intend to issue any additional options under its plan. Any future options will be granted by Revett Minerals pursuant to the Revett Minerals Plan.

     Equity Compensation Plan Information. The following table sets forth certain information concerning options that have been granted pursuant to the Revett Minerals Plan and the Revett Silver Plan as of December 31, 2008. Both plans were approved by the shareholders of the respective companies. There are no outstanding warrants or other rights pursuant to either plan.

Revett Minerals and Revett Silver Incentive Stock Option Plans
			Number of
	Shares to be	Weighted average	shares available
	issued upon	exercise price of	for issuance under
	exercise	outstanding options	plan at FY end
Stock Option Plan	(#)	($)	(#)
Revett Minerals Equity Incentive Plan	3,740,000	(Can) $ 1.01	2,801,315

Revett Silver 2001 Equity Incentive Plan	1,165,000	(Can) $ 0.87

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2008 the names and address of, and number of shares beneficially owned by persons other than our directors and executive officers who are known to us to own more than five percent (5%) of Revett Minerals common stock or Revett Silver Class B common stock. At such date, 84,605,638 shares and 25,583,487 shares of Revett Minerals common stock and Revett Silver Class B common stock were outstanding, respectively. An additional 3,290,000 shares of Revett Minerals common stock and 1,165,000 shares of Revett Silver Class B common stock were deemed outstanding at such date pursuant to presently exercisable options. At such date, 61,659,983 shares of Revett Silver Class A common stock were also outstanding. These shares are owned beneficially and of record by Revett Minerals and comprise approximately 70.7% of Revett Silver’s outstanding capital stock.

Name and		Amount and Nature of Beneficial		Percent
Address of Owner	Class of Security	Ownership (all direct unless otherwise noted)		of Class

ASARCO Incorporated 2575 East Camel Back Road, Suite 500 Phoenix, Arizona 85016	Revett Minerals Common Revett Silver Class B	nil (1 2,490,865)		0.0% 9.7%

Hanson Industries 15807 E. Indiana Ave. Spokane Valley, Washington 99206	Revett Minerals Common Revett Silver Class B	1,394,717 1,786,709		1.6% 7.0%

Kennecott Montana Company 224 N. 2200 West Salt Lake City, Utah 84116	Revett Minerals Common Revett Silver Class B	933,750 1,316,250		1.1% 5.1%

Frank and Janice Duval 21218 East Saltese Lake Road Greenacres, Washington 99016	Revett Mineral Common Revett Silver Class B	271,570 1,933,046	(2)	0.3% 7.6%

Hobart Teneff P.O. Box 30446 Spokane, Washington 99223	Revett Minerals Common Revett Silver Class B	4,605,396 5,077,015	(3)	5.4% 19.8%

Silver Wheaton Corp. 666 Burrard Street, Suite 3400 Vancouver, British Columbia V6C 2X8	Revett Minerals Common Revett Silver Class B	14,042,900 0	(4)	16.6% -

Front Street Investment Management Inc. 87 Front Street East, No, 400 Toronto, Ontario M5E 1B8	Revett Minerals Common Revett Silver Class B	8,660,500 0		10.3% -

U.S. Global Investors, Inc. 7900 Callaghan Road San Antonio, Texas 78229	Revett Minerals Common Revett Silver Class B	8,482,900 0		10.0% -

_______________________
(1) Consists of nil shares of Revett Minerals common stock. Does not include 2,490,865 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(2) Consists of 271,570 shares of Revett Minerals common stock held of record either individually or by various entities controlled by Mr. Duval or Mrs. Duval. Does not include 1,316,046 shares of Revett Silver Class B common stock that are held of record by Mr. Duval and Mrs. Duval that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(3) Consists of 4,605,396 shares of Revett Minerals common stock. Does not include 5,077,015 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(4) Consists of 14,042,900 shares of Revett Minerals common stock and presently exercisable warrants to purchase an additional 3,645,000 shares of Revett Minerals common stock.

     Security Ownership of Management. The following table sets forth as of March 3, 2009 the names of, and number of shares of Revett Minerals common stock and Revett Silver Class B common stock beneficially owned by our directors and executive officers, and the number of shares owned by our directors and officers as a group.

Name of Director		Amount and Nature of Beneficial		Percent
or Officer	Class of Security	Ownership (all direct unless otherwise noted)		of Class

John G. Shanahan	Revett Minerals Common Revett Silver Class B	844,003	(8) -	less than 1% -

Kenneth Eickerman	Revett Minerals Common Revett Silver Class B	126,666	(5) -	less than 1% less than 1%

Carson Rife	Revett Minerals Common Revett Silver Class B	155,500 75,000	(3)	less than 1% less than 1%

Douglas Ward	Revett Minerals Common Revett Silver Class B	100,000 75,000	(4)	less than 1% less than 1%

John W.W. Hick	Revett Minerals Common Revett Silver Class B	440,690 0	(6)	less than 1% -

David R. Lewis	Revett Minerals Common Revett Silver Class B	425,000 -	(7)	less than 1% -

Daniel Tellechea Salido	Revett Minerals Common Revett Silver Class B	425,000 -	(9)	less than 1% -

Louis P. Gignac	Revett Minerals Common Revett Silver Class B	140,000 -	(10)	less than 1% -

William Orchow	Revett Minerals Common Revett Silver Class B	582,995 750,000	(1)	less than 1% 1.1%

Scott Brunsdon	Revett Minerals Common Revett Silver Class B	266,666 225,000	(2)	less than 1% less than 1%

All directors and executive officers as a group (9 persons) (10)	Revett Minerals Common Revett Silver Class B	3,506,520 1,125,000		4.2% 4.4%

_____________________________
(1) Consists of 332,995 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 250,000 shares of Revett Minerals common stock. Does not include 333,000 Class B common stock and presently exercisable options and warrants to purchase 417,000 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(2) Consists of 100,000 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 166,666 shares of Revett Minerals common stock. Does not include presently exercisable options to purchase 225,000 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(3) Consists of 13,834 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 141,666 shares of Revett Minerals common stock. Does not include 19,499 shares of Class B common stock or options to purchase an additional 75,000 shares of Revett Silver Class B common stock, all of which are prospectively redeemable by Revett Silver under certain circumstances in exchange for shares of Revett Minerals common stock on a one-for-one basis.

(4) Consists of presently exercisable options to purchase 100,000 shares of Revett Minerals common stock. Does not include 10,000 shares of Revett Silver Class B common stock or options to purchase an additional 75,000 shares of Revett Silver Class B common stock that are prospectively redeemable by Revett Silver under certain circumstances in exchange for cash or shares of Revett Minerals common stock on a one-for-one basis.

(5) Consists of presently exercisable options to purchase 126,666 shares of Revett Minerals common stock.

(6) Consists of 15,690 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 425,000 shares of Revett Minerals common stock.

(7) Consists of presently exercisable options to purchase 425,000 shares of Revett Minerals common stock.

(8) Consists of 419,003 shares of Revett Minerals common stock and presently exercisable options to purchase an additional 425,000 shares of Revett Minerals common stock.

(9) Consists of presently exercisable options to purchase 425,000 shares of Revett Minerals common stock. (10) Consists of presently exercisable options to purchase 140,000 shares of Revett Minerals common stock. (11) See notes (1) through (9), above.

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

     Revett Silver redeemed 865,279 shares of its Class B common stock in July 2007 for cash, at a price of $1.16 per share or $1,003,724 in aggregate amount. In October 2007 and February 2008 Revett Silver and Revett Minerals agreed to exchange 1,097,977 and 707,000 class B common shares of Revett Silver for a like number of common shares of Revett Minerals, respectively. In March 2009, Revett Silver announced it would redeem any and all outstanding shares of Revett Silver Class B Common Stock tendered for redemption and that Revett Minerals and Revett Silver would cause Revett Silver to exchange any such tendered shares of Class B common stock for an equivalent number of shares of Revett Minerals common stock.

     Changes in Control. The Company does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     There were no related party transactions during the fiscal year ended December 31, 2008. The Company’s board of directors was comprised of five directors throughout much of the year, four of who were not also executive officers and are considered to be independent directors under the rules of the Toronto Stock Exchange. Louis Gignac, who is also considered to be an independent director under the rules of the exchange, was appointed to the board on November 19, 2007. The non-independent directors are William Orchow, who also served (resigned October 1, 2008) as the Company’s president and chief executive officer and John Shanahan who is currently the Company’s president and chief executive officer.

Item 14. Principal Accounting Fees and Services.

     Audit Fees. During the fiscal years ended December 31, 2008, 2007 and 2006, the Company’s independent certified public accountants, KPMG LLP, Vancouver, British Columbia, billed the Company (Can) $264,000 (Can) $252,000 and (Can) $238,000, respectively, for professional services rendered by it for the audit of the Company’s and Revett Silver’s annual financial statements and for reviewing certain of the Company’s periodic filings with the Securities and Exchange Commission.

     Audit-Related Fees. During the fiscal years ended December 31, 2008, 2007 and 2006, KPMG LLP billed the Company $6,450, nil and nil for audit related services.

     Tax Fees. During the fiscal years ended December 31, 2008, 2007 and 2006, KPMG LLP billed the Company (Can) $6,500, (Can) $3,700 and (Can) $5,000, respectively, for professional services rendered by such firm for tax compliance, tax advice and tax planning.

     All Other Fees. No other fees were billed the Company by KPMG during the fiscal years ended December 31, 2008, 2007 and 2006.

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

10.8

Employment Agreement dated October 1, 2004 by and between Doug Ward and the registrant. Previously filed as Exhibit 10.7 to Amendment No. 1 to the registrant’s registration statement on Form 10 dated September 21, 2007.

10.9	Employment Agreement dated October 1, 2008 by and between John Shanahan and the registrant. Filed herewith.

21.1	Subsidiaries of the registrant. Previously filed as Exhibit 21.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

31.1	Certification of the registrant’s principal executive officer. Filed herewith.

31.2	Certification of the registrant’s principal financial officer. Filed herewith.

32.1	Certification of the registrant’s principal executive officer. Filed herewith.

32.2	Certification of the registrant’s principal financial officer. Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revett Minerals Inc.

Date: March 30, 2009	/s/ John Shanahan

John Shanahan, its president and
chief executive officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	/s/ Ken Eickerman

Ken Eickerman,
the registrant’s principal accounting officer

Consolidated Financial Statements
(Expressed in thousands of United States dollars)

REVETT MINERALS INC.

Years ended December 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Revett Minerals Inc.

We have audited the accompanying consolidated balance sheets of Revett Minerals Inc. (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008 in accordance with Canadian generally accepted accounting principles.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As discussed in note 1, dropping commodity prices in general and copper specifically and the corresponding decline in the Company’s cash position and negative working capital as at December 31, 2008 raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 15 to the consolidated financial statements.

(signed) KPMG LLP

Chartered Accountants

Vancouver, Canada

February 6, 2009, except as to note 16,
which is as of February 12, 2009

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

REVETT MINERALS INC.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars)

December 31, 2008 and 2007

	2008	2007

Assets

Current assets:
Cash and cash equivalents	$1,633	$14,055
Short-term investments	-	3,955
Accounts receivable	224	444
Income taxes receivable	99	1,250
Inventories (note 4)	3,695	4,519
Prepaid expenses and deposits	341	498
	5,992	24,721

Mineral property, plant and equipment (note 5)	63,228	60,714
Restricted cash (note 6)	7,597	7,386
Other assets (note 6)	1,125	1,264

	$77,942	$94,085

Liabilities and Shareholders’ Equity

Current liabilities
Trade accounts payable	$3,532	$1,985
Payroll liabilities	1,251	806
Income, property and mining taxes	1,060	1,161
Concentrate settlement payable	1,965	-
Other accrued liabilities	1,093	852
Current portion of long-term debt (note 7)	1,569	9,719
	10,470	14,523

Long-term debt (note 7)	579	1,784
Reclamation and remediation liability (note 8)	7,526	7,141
Future income taxes (note 11)	5,917	8,391
	24,492	31,839

Non-controlling interest	5,253	8,175

Shareholders’ equity:
Share capital (note 10)
Authorized: unlimited no par common shares
Issued and outstanding: 75,210,697 (2007 - 74,295,702)
common shares	56,899	56,315
Contributed surplus	1,788	1,556
Deficit	(10,490)	(3,800)
	48,197	54,071

Nature of operations and going concern (note 1)
Commitments and contingencies (note 12)
Subsequent events (note 12(e) and 16)

	$77,942	$94,085

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

“David Lewis”	Director	“John Shanahan”	Director

REVETT MINERALS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in thousands of United States dollars, except per share amounts)

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Revenue	$35,942	$38,885	$31,381

Expenses:
Cost of sales	37,182	30,894	25,043
Depreciation and depletion	1,864	1,393	1,280
Exploration	2,120	2,131	1,417
General and administrative	5,578	4,518	3,558
Accretion of reclamation and remediation
liability	590	559	596
	47,334	39,495	31,894

Loss from operations	(11,392)	(610)	(513)

Other income (expenses):
Interest expense	(974)	(1,307)	(1,689)
Interest and other income	1,046	1,291	841
Foreign exchange gain (loss)	(746)	1,470	(225)
	(674)	1,454	(1,073)

Income (loss) before income taxes and non-
controlling interest	(12,066)	844	(1,586)

Future income tax recovery (note 11)	2,685	634	165

Income (loss) before non-controlling interest	(9,381)	1,478	(1,421)

Non-controlling interest	2,691	(607)	(310)

Net income (loss) and comprehensive income
(loss) for the year	$(6,690)	$871	$(1,731)

Basic and diluted income (loss) per share	$(0.09)	$0.01	$(0.03)

Weighted average number of shares outstanding:
Basic	74,982,556	73,308,813	61,292,210
Diluted	74,982,556	73,579,709	61,292,210

See accompanying notes to consolidated financial statements.

REVETT MINERALS INC.
Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of United States dollars, except share amounts)

Years ended December 31, 2008, 2007 and 2006

	Common shares		Contributed
	Shares	Amount	surplus	Deficit	Total

Balance, December 31, 2005	60,047,503	$42,701	$243	$(2,940)	$40,004

Issued for cash on the exercise of share purchase
warrants	356,585	368	-	-	368
Issued for cash on private placement	11,500,000	10,920	-	-	10,920
Stock-based compensation on options granted	-	-	573	-	573
Net loss for the year	-	-	-	(1,731)	(1,731)

Balance, December 31, 2006	71,904,088	53,989	816	(4,671)	50,134

Issued to acquire non controlling interest (note 3)	1,097,999	999	-	-	999
Issued for cash on the exercise of share purchase
warrants	1,293,615	1,327	-	-	1,327
Stock-based compensation on options granted	-	-	740	-	740
Net income for the year	-	-	-	871	871

Balance, December 31, 2007	74,295,702	56,315	1,556	(3,800)	54,071

Issued to acquire non controlling interest (note 3)	707,000	556	-	-	556
Issued to settle severance obligations	207,995	28	-	-	28
Stock-based compensation on options granted	-	-	232	-	232
Net loss for the year	-	-	-	(6,690)	(6,690)

Balance, December 31, 2008	75,210,697	$56,899	$1,788	$(10,490)	$48,197

See accompanying notes to consolidated financial statements.

REVETT MINERALS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash provided by (used in):

Operating activities:
Net income (loss) for the year	$(6,690)	$871	$(1,731)
Items not involving cash:
Depreciation and depletion	1,864	1,393	1,280
Accretion of reclamation and remediation liability	590	559	596
Unrealized foreign currency exchange loss (gain)	746	(1,470)	225
Stock-based compensation	260	740	573
Loss on disposal of fixed assets	88	25	-
Future income tax recovery	(2,685)	(634)	(165)
Non-controlling interest	(2,691)	607	310
Accrued interest from reclamation trust	(211)	(343)	(324)
Amortization of insurance premiums	139	128	144
Changes in non-cash working capital:
Accounts receivables	220	10	2,110
Income taxes receivable	1,151	(1,250)	-
Inventories	824	(514)	(2,267)
Prepaid expenses and deposits	157	15	191
Accounts payable and accrued liabilities	4,097	(518)	2,989
	(2,141)	(381)	3,931

Financing activities:
Proceeds from issuance of common stock	-	1,327	11,288
Repayment of debt	(8,716)	(3,027)	(1,529)
Repayment of capital leases	(977)	(1,069)	(565)
	(9,693)	(2,769)	9,194

Investing activities:
Sale (purchase) of short-term investments	3,955	(15)	3,456
Purchase of mineral property, plant and equipment	(3,797)	(3,565)	(793)
Other long-term assets	-	457	(310)
Restricted cash	-	-	-
Purchase of non controlling interest (note 3)	-	(1,004)	-
	158	(4,127)	2,353

Impact of foreign exchange on cash and cash
equivalents	(746)	1,470	(225)

Increase (decrease) in cash and cash equivalents	(12,422)	(5,807)	15,253

Cash and cash equivalents, beginning of year	14,055	19,862	4,609

Cash and cash equivalents, end of year	$1,633	$14,055	$19,862

REVETT MINERALS INC.
Consolidated Statements of Cash Flows, Continued
(Expressed in thousands of United States dollars)

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$814	$1,532	$1,787
Cash received for interest income	713	1,248	824
Cash received (paid) for income taxes	1,250	(1,250)	-
Non-cash transactions:
Common stock issued to acquire non controlling
interest (note 3)	556	999	-
Shares issued to settle severance obligations	28	-	-
Acquisition of plant and equipment under capital
lease	338	1,859	650
Reduction of reclamation and remediation
liability and offset to mineral property, plant and
equipment	206	1,021	1,944

See accompanying notes to consolidated financial statements.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

1.	Nature of operations and going concern:

Revett Minerals Inc. (Revett Minerals or the Company) was incorporated under the Canada Business Corporations Act in August 2004 for the purpose of accessing public markets to finance future development of the Rock Creek Project (Rock Creek) and provide the public with a vehicle for participating in the operations of the Troy Mine (Troy). Following the initial public offering (IPO) in February 2005, the subsequent acquisitions of some of the non controlling interests in Revett Silver Company (Revett Silver) by Revett Minerals and the supporting plan of reorganization approved by the shareholders of Revett Silver, Revett Minerals owns approximately 69.8% of Revett Silver which in turn owns 100% of Rock Creek and Troy. Rock Creek is a development stage copper and silver property located in northwest Montana. Troy is an operating copper and silver mine also located in northwest Montana.

The Company’s liquidity position is directly related to the level of concentrate production, the cost of this production and the provisional and final prices received for the copper and silver in concentrate that is sold. In the last half of 2008, commodity prices in general and copper in particular have dropped dramatically. These price declines have resulted in a corresponding decline in the Company’s cash and working capital position as at December 31, 2008 largely due to an increase in amounts owed to the Company’s customer for settlement of provisionally priced concentrate sales. At December 31, 2008, the Company has negative working capital of $4.5 million. Further declines in the price of copper and silver could result in a further reduction in working capital and cash flows. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company has entered into an agreement with its customer to defer payment of $4.3 million owing at December 31, 2008 until June 30, 2009 (note 16) and the Company continues to have discussions with its customer and suppliers to manage its cash flows. The Company is currently investigating a number of alternative means of raising additional capital with potential lendors and investors. However, no assurance can be given that these efforts will prove to be successful. Given current market conditions, the Company may experience difficulties in raising sufficient external financing to meet its obligations. Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending has been placed on hold. Furthermore, the Company does not have sufficient cash to undertake any activities at Rock Creek at this time.

The Company's continuing operations and the underlying value and recoverability of the mineral property, plant and equipment of the Troy mine and the Rock Creek property are dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to profitability operate the Troy Mine, obtaining the continued forbearance of its creditors and/or the completion of additional financing in order to address its working capital deficiency, increase in the price of copper and silver from prices at December 31, 2008, obtaining the necessary financing to complete exploration and development of the Rock Creek property, obtaining the necessary operating permits for the Rock Creek property and future profitable production or sufficient proceeds from the sale of the Rock Creek property.

These financial statements are prepared on a going concern basis. The financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

2.	Significant accounting policies:

	(a)	Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with Canadian generally accepted accounting principles and include the accounts of the Company’s 69.8% owned subsidiary, Revett Silver, and Revett Silver’s wholly owned subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

	(b)	Adoption of new accounting standards:

On January 1, 2008, the Company adopted The Canadian Institute of Chartered Accountants (CICA) Section 1535 - Capital Disclosures. This Section establishes standards for disclosure concerning Company’s objectives, policies and processes for managing capital. The required disclosure is contained in note 9.

On January 1, 2008, the Company adopted CICA Section 3862 - Financial Instruments - Disclosures and Section 3063, Financial Instruments - Presentation. Section 3862 requires disclosure of additional detail by financial asset and liability categories. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. The standard deals with the classification of financial instruments between liabilities and equity, the classification of related interest, dividends, losses and gains, and the circumstances in which financial assets and liabilities are offset. Adoption of Section 3863 had no impact on the consolidated financial statements. The disclosures required by Section 3862 are contained in note 13.

On January 1, 2008, the Company adopted CICA Section 3031 - Inventories, which provides guidance on the measurement, presentation and disclosure requirements for inventories. This pronouncement requires inventories to be measured at the lower of cost and net realizable value and provides guidance on the determination of cost and subsequent recognition as an expense, including any write-down to net realizable value. In certain circumstances this Section also requires that previous write downs be reversed. Previously, the Company valued materials and supplies inventory at the lower of cost or replacement cost and a write up of inventory was not permitted. This Section has been applied retroactively without restatement of prior periods but the adoption of this Section did not result in any adjustments to opening deficit.

	(c)	Future accounting changes:

In February 2008, the Canadian Accounting Financial Standards Board confirmed that Canadian public companies will be required to adopt International Financial Reporting Standards (IFRS) for fiscal years beginning on or after January 1, 2011. The adoption of IFRS will require the Company to change certain accounting policies and disclosures. The Company is in the process of evaluating the impact of adopting IFRS for its financial statements.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

2.	Significant accounting policies (continued):

	(c)	Future accounting changes (continued):

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets and Section 3450, Research and Development Costs. The new Section establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. Concurrent with the introduction of this standard, the CICA withdrew EIC 27, Revenues and Expenses during the pre-operating period. As a result of the withdrawal, entities will no longer be able to defer certain costs and revenues incurred prior to commercial production at new mine operations. The new requirements are effective for the Company on January 1, 2009. The Company does not believe that adoption of Section 3064 will have a material impact on the consolidated financial statements.

	(d)	Use of estimates:

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

	(e)	Cash and cash equivalents:

Cash and cash equivalents consist of funds deposited with various financial institutions and all short term money market instruments which, on acquisition, have an original maturity of three months or less. The Company's cash and cash equivalents are not subject to any restriction. Cash and cash equivalents are designated as held for trading.

	(f)	Short-term investments:

Short-term investments, which comprise marketable and other securities that are available for sale and have original maturity dates of more than three months, are carried at their fair value based on quoted market price. Changes in fair value are recognized in accumulated other comprehensive income until such gains and losses are realized or a decline in value is considered other than temporary in which case impairment losses are recognized in results from operations.

	(g)	Loans and receivables:

Loans and receivables are accounted for at amortized cost.

	(h)	Liabilities and debt:

Accounts payable, long-term and other liabilities are accounted for at amortized cost.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

2.	Significant accounting policies (continued):

	(i)	Revenue recognition:

Revenue from the sale of copper and silver concentrate is recorded net of smelter treatment and refining charges. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk passes to the buyer, collection is reasonably assured and price is reasonably determinable. Copper and silver concentrates are sold under pricing arrangements where final prices are determined by quoted metal prices in periods subsequent to the date of sale. Revenues are recorded at the time of sale based on forward prices for the expected date of final settlement and are re-valued at each period end. Therefore, revenue from the sale of metals in concentrate are subject to mark-to- market adjustments and adjustment upon final settlement of estimated metal prices, weights and assays. Adjustments to revenue for metal prices are recorded monthly and other adjustments are recorded on final settlement.

	(j)	Stock-based compensation:

The Company has a share option plan which is described in note 10(c). The Company records all stock-based payments using the fair value method.

Compensation cost for options expected to vest is recognized in income (loss) on a straight-line basis over the relevant vesting period with a corresponding charge to contributed surplus. Consideration received on the exercise of stock options is recorded as share capital and the related contributed surplus is transferred to share capital.

	(k)	Income (loss) per share:

Basic income (loss) per common share has been calculated using the weighted average number of common shares issued and outstanding during the year. Diluted income (loss) per common share is calculated using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Stock options and warrants are included in the calculation of dilutive income (loss) per common share only to the extent the market price of the common shares exceeds the exercise price of the stock options and warrants. For the year ended December 31, 2008, 3,740,000 options (2007 - 2,960,000; 2006 - 2,450,000) and 5,926,326 warrants (2007 - 5,926,326; 2006 - 7,219,941) were excluded from the calculation of diluted income (loss) per common share.

	(l)	Foreign currency translation:

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

2.	Significant accounting policies (continued):

	(l)	Foreign currency translation (continued):

Exchange gains and losses are recorded in the statement of operations in the period in which they occur.

	(m)	Inventories:

Material and supplies are valued at the lower of average cost and net realizable value. Stock-piled ore and work-in-process inventory are valued at the lower of the average production cost and net realizable value after an allowance for additional processing costs. Finished goods inventory which consists of copper and silver concentrate available for sale is valued at the lower of the average production cost and net realizable value. Production costs include the cost of raw materials, direct labour, mine site overhead expenses and depreciation and depletion of mineral property, plant and equipment. When the circumstances that previously caused inventories to be written down below costs no longer exist or there is clear evidence of an increase in net realizable value because of changed economic circumstances, the amount of any previous write-down to net realizable value is reversed.

	(n)	Mineral property, plant and equipment:

Exploration costs are expensed as incurred. Costs related to the acquisition of property and mineral rights, construction of production facilities and the development of mine infrastructure are capitalized. Costs of permitting, evaluation and feasibility are only capitalized upon completion of an analysis which demonstrates the economic viability of the mineral deposit. Specifically, drilling and related costs incurred on sites without an existing mine and on areas outside the boundary of a known mineral deposit that contains proven and probable reserves are exploration expenditures and are expensed as incurred. Drilling and related costs incurred to define and delineate a residual minerals deposit that has not previously been classified as a proven or probable reserve at a development stage or production stage mine will only be capitalized when management determines there is sufficient evidence that the expenditure will result in a future economic benefit to the Company when the expenditure is made. Management evaluates whether or not there is sufficient geologic and economic certainty of being able to convert a mineral deposit into a proven or probable reserve at a development stage property, based upon the known geology and metallurgy, existing or planned mining and processing facilities, and existing operating permits and environmental programs. Costs are only capitalized when the following conditions have been met: (i) there is a probable future economic benefit to the Company; (ii) the Company has or can obtain the economic benefit and control access to it; and (iii) the transaction or event giving rise to the economic benefit has already occurred. Once commercial production has commenced, these costs are amortized using the units- of-production method based on proven and probable reserves. Production facilities and equipment are stated at cost and are depreciated using the straight-line or units-of-production method at rates sufficient to depreciate the assets over their estimated useful lives, not to exceed the life of the mine to which the assets relate. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to six years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

2.	Significant accounting policies (continued):

	(o)	Impairment of long-lived assets:

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

Management's estimates are subject to risks and uncertainties of changes affecting the recoverability of the Company's investment in its mineral property, plant, equipment and mine development. Management's estimates of these factors are based on expected future conditions. Nonetheless, it is reasonably possible that in the near term, changes that could adversely affect management's estimate of net cash flows expected to be generated from its properties could occur. This would necessitate a write down for asset impairment. (see note 5)

	(p)	Reclamation and remediation:

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

2.	Significant accounting policies (continued):

	(q)	Income taxes:

The Company recognizes provision for income taxes based on the asset and liability method. The Company recognizes future income tax assets and liabilities and the expected future income tax consequences of events that have been recognized in its financial statements. Future income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted or substantively enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. The effect on future income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the date of substantive enactment. The Company records a valuation allowance against any portion of those future income tax assets that management believes will not be realized.

	(r)	Non-controlling interest:

Non-controlling interest exists on the Company’s less than wholly-owned subsidiary, Revett Silver, and represents the non-controlling interest’s share of the net assets of Revett Silver.

	(s)	Derivative financial instruments:

The Company may utilize derivative financial instruments to reduce cash flow risk relating to copper and silver sales.

The Company recognizes derivative financial instruments on a mark-to-market basis with changes in fair value recognized in revenues for the period.

3.	Acquisition of non-controlling interest:

During the third quarter of 2007, Revett Silver acquired for cash and then cancelled 865,279 of its Class B common shares which resulted in the Company’s ownership in Revett Silver increasing from 67% to 68%. As a result of this transaction, the Company recorded an increase in the carrying value of the Troy and Rock Creek properties in the amount of $0.8 million, an increase in the future income tax liability of $0.3 million and a corresponding reduction of $0.5 million in non controlling interest.

On October 1, 2007 Revett Silver shareholders exchanged 1,097,999 Class B common shares of Revett Silver for common shares of the Company on a one for one basis. The Company exchanged these Class B common shares for Class A common shares increasing its ownership of Revett Silver from 68% to 69%. The deemed cost to the Company was $1.0 million based on the market price of the Company’s common shares. As a result of this share exchange, the Company recorded an increase in the carrying value of the Troy and Rock Creek properties in the amount of $1.0 million, an increase in the future income tax liability of $0.4 million and a corresponding reduction of $0.4 million in non controlling interest.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

3.	Acquisition of non-controlling interest (continued):

On February 1, 2008, Revett Silver shareholders exchanged 707,000 Class B common shares of Revett Silver for common shares of the Company on a one for one basis. The Company exchanged these Class B common shares for Class A common shares of Revett Silver increasing its ownership in Revett Silver from 69% to 69.8%. The deemed cost to the Company was $0.6 million based on the market price of the Company’s shares. As a result of this share exchange, the Company recorded an increase in the carrying value of the Troy and Rock Creek properties in the amount of $0.5 million, an increase in the future income tax liability of $0.2 million and a corresponding reduction of $0.3 million in non-controlling interest.

4.	Inventories:

The major components of the Company’s inventory accounts at December 31, 2008 and 2007 are as follows:

	2008	2007

Concentrate inventory	$380	$1,187
Material and supplies	3,315	3,332

	$3,695	$4,519

Concentrate inventories were written down to net realizable value at December 31, 2008 with a provision of $0.3 million recognized. The table below identifies the nature of expenses included in cost of sales for the years ended December 31, 2008 and 2007:

	2008	2007	2006

Raw materials and consumables used	$13,963	$11,509	$9,104
Labor costs	12,788	9,758	9,528
Other costs	9,624	9,885	7,143
Net change in concentrate inventories	807	(258)	(732)

	$37,182	$30,894	$25,043

Depreciation included in the cost of inventory is shown as depreciation expense when the inventory is sold.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

5.	Mineral property, plant and equipment:

The major components of the Company's mineral property, plant and equipment accounts at December 31, 2008 and 2007 are as follows:

	2008	2007

Troy Mine:
Property acquisition and development costs	$8,989	$9,093
Plant and equipment	12,105	11,324
Buildings and structures	3,840	997
	24,934	21,414

Rock Creek property acquisition costs	40,044	39,595

Other corporate assets	4,059	3,672

Other mineral properties	118	118
	69,155	64,799

Accumulated depreciation and depletion:
Troy property	(2,927)	(2,142)
Troy plant and equipment	(2,598)	(1,727)
Troy buildings and structures	(322)	(146)
Other corporate assets	(80)	(70)
	(5,927)	(4,085)

	$63,228	$60,714

The net book value of assets under capital leases at December 31, 2008 was $3.1 million (2007 - $3.1 million). Drilling costs were incurred and capitalized to convert mineral resources to reserves at the Troy Mine in the amount of nil (2007 - $0.3 million). No drilling costs were incurred or capitalized at the Rock Creek property for any of the periods presented.

Included in other corporate assets are Rock Creek mitigation lands acquired for $3.6 million. This land will be gifted to the U.S. Forest Service or the State of Montana, as directed, as the Rock Creek evaluation program and mine development proceeds. The property costs for Rock Creek will not be amortized until the property is placed into production. The lands have been pledged as security for amounts owing to the Company’s customer (note 16).

For the Troy mine, the Company completed a life of mine undiscounted cash flow analysis based upon its most recent proven and probable ore reserves, expected production rates and costs, and estimated revenues based on estimated metal prices for copper and silver of $1.50 per pound and $12.00 per ounce, respectively, for 2009, $1.75 per pound and $10.00 per ounce, respectively for 2010 and $2.00 per pound and $10.00 per ounce, respectively, thereafter until the end of the mine life. The projected cash flows to be generated exceeded the carrying costs of the Troy mine, therefore no write-down was required at December 31, 2008. However, the estimates are based on significant assumptions. The Company has analyzed external and internal data in determining appropriate assumptions. Given the judgment and estimates required to carry out the test for recoverability and the sensitivity of results to significant assumptions used, it is possible that future conditions may change and may result in different assumptions which could result in impairment of the carrying value of mineral property, plant and equipment.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

6.	Restricted cash and other assets:

On March 29, 2005, the Company purchased from a North American insurance company an environmental risk transfer program (the ERTP). The total cost of the ERTP was $8.4 million. Of this $8.4 million paid, $6.5 million was deposited in an interest-bearing account with the insurer (the Commutation Account). The Commutation Account principal plus interest earned are reserved exclusively to pay the Company's existing reclamation and mine closure liabilities at Troy. If the costs of reclaiming Troy are less than the value of the Commutation Account at that time, the Company will be entitled to a refund of the amount of the trust fund not expended. If the reclamation costs exceed the value of the Commulation Account, the insurance company will fund the excess up to a maximum limit of $18.0 million of total expenditures (including the amount funded by the Commulaton Account). At December 31, 2008 the Commutation Account balance was $7.6 million (2007 - $7.4 million).

The remaining $1.9 million paid comprises premiums paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is considered a non-current asset and will be amortized over the life of Troy on a units-of-production basis. At December 31, 2008 the balance for the prepaid insurance was $1.3 million (2007 - $1.4 million), of which the long-term portion of $1.1 million (2007 - $1.2 million) is included in other assets.

7.	Long-term debt:

At December 31, 2008 and 2007, the balance of the Company’s long-term debt and capital lease obligations was as follows:

	2008	2007

Royal Gold royalty (a)	$989	$3,705
Kennecott (b)	-	6,000
Capital leases (c)	1,159	1,798
	2,148	11,503
Less current portion	1,569	9,719

	$579	$1,784

(a)	Royal Gold royalty:

In October 2004, Revett Silver sold Royal Gold, Inc. (Royal Gold) two separate royalties on production from Troy; the first for $7.25 million (the Production Payment) and the second for $0.25 million (the Tail Royalty). The Production Payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of proven and probable reserves as at October 13, 2004 or $10.5 million. As at December 31, 2008, the Company had paid or accrued royalty obligations totaling $9.5 million on the Production Payment. The remaining amount is expected to come due in 2009 based on production estimates. The Tail Royalty is also payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production between 100% and 115% of its proven and probable reserves that existed as at October 13, 2004 and then at the rate of 2% for all future production. As at December 31, 2008, the Company had not paid royalty obligations of approximately $0.6 million which is included in accrued liabilities. The Company is currently negotiating a deferral of this payment or arranging other means to settle this obligation.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

7.	Long-term debt (continued):

	(b)	Kennecott Montana Company note payable:

The Kennecott Montana Company (Kennecott) note payable bore an interest rate of one-percent over the U.S. prime rate in effect on the last day of the preceding quarter. The Kennecott note was secured by mortgages on the mining claims comprising the Troy and Rock Creek properties, buildings and mill facilities.

On February 21, 2008, the Company settled for cash the note originally issued by Revett Silver and received an assignment of the mortgages on the mining claims held by Revett Silver which secured this note.

	(c)	Capital leases:

The Company has entered into a number of capital leases and loans to acquire new mining equipment for use at Troy. Obligations under capital leases are as follows:

2009	$636
2010	415
2011	200
2012	-
2013 and thereafter	-

Total minimum lease payments	1,251
Less amount representing interest (at rates ranging from 2.9% to 8.5%)	92

Present value of net minimum capital lease payments	1,159
Less current portion	580

$579

For the year ended December 31, 2008 interest expense on capital leases was $0.1 million (2007 -$0.2 million; 2006 - $0.05 million).

8.	Reclamation and remediation liability:

The Company's mining properties are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all material applicable laws and regulations. The Company has recorded a reclamation and remediation liability for the estimated costs of reclaiming Troy. The Montana Department of Environmental Quality (DEQ) looks to the Company as primary obligor of the reclamation liabilities, and required the Company to post a reclamation bond in the amount of $12.9 million. The Company has purchased an environmental risk transfer program which will fund the expected reclamation and remediation liability at Troy and also provides cash collateral of $7.6 million as security to the DEQ for the required reclamation bond (note 6).

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

8.	Reclamation and remediation liability (continued):

Changes in the reclamation and remediation liability for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Reclamation and remediation liability, beginning of year	$7,141	$7,603	$8,951
Reduction in present value of liability due to mine life
extension	(205)	(1,021)	(1,944)
Accretion expense	590	559	596

	$7,526	$7,141	$7,603

In each of 2008, 2007 and 2006, the estimated operating life of Troy was extended. This resulted in a decrease of the reclamation and remediation liability of $0.2 million (2007 - $1.0 million 2006 - $1.9 million) with a corresponding decrease to the associated long-lived asset. The total undiscounted amount of the estimated future expenditures required to settle the environmental remediation obligation at December 31, 2008 was $13.3 million (2007 - $11.6 million). The environmental remediation expenditures are expected to occur at the end of mine operations, being 2015, and have been discounted at the Company’s credit-adjusted risk-free rate of 8.5% . Other assumptions used by management to determine the carrying amount of the asset retirement obligation are: labour costs based on current market place wages required to hire contractors to carry out reclamation activities; market risk premium for unforeseeable circumstances estimated at 8.5%; and the rate of inflation, estimated at 3.4%, over the expected years to settlement.

9.	Capital management:

The Company is a junior mining company with only one producing asset and limited access to financial markets at advantageous terms and conditions. The Company’s objectives in managing its capital are twofold;

(a)

to maintain sufficient liquidity to ensure the Company can meet its obligations as they become due and to ensure sufficient cash or debt facilities are in place to fund the Company’s growth objectives and projects; and

	(b)	to minimize dilution of common equity now and in the future as and when the Company is required to access the capital markets.

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

9.	Capital management (continued):

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

Neither the Company nor its subsidiaries are subject to any externally imposed capital requirements, loan covenants or capital ratios. There were no changes to the Company’s approach to capital management for the year ended December 31, 2008.

10.	Share capital:

	(a)	Common shares:

The Company has one class of no par value common shares of which an unlimited number are authorized for issue.

In November 2006, the Company completed the issuance of 11,500,000 units in a private placement which raised gross proceeds of CAD$13.0 million; each unit consisted of one common share and one- quarter common share purchase warrant. The warrants, if fully exercised, would result in the issuance of an additional 2,875,000 common shares of the Company. The warrants expire on May 22, 2009 and the exercise price of a whole warrant is CAD$1.36. The agent for this offering received a cash commission of 3.5% and the right to acquire 268,000 units until May 22, 2009 under the same terms and conditions as the subscribers received, except the unit price was CAD$1.25 instead of CAD$1.36.

In 2008 and 2007 the Company exchanged 707,000 and 1,097,999, respectively, of its common shares for an equal number of class B common shares of Revett Silver, increasing its ownership in Revett Silver to 69.8% at December 31, 2008 (2007 - 69%). As at December 31, 2008, Revett Silver has 26,311,762 class B common shares outstanding which are convertible into common shares of the Company on a one-for-one basis.

	(b)	Preferred stock:

The Company is authorized to issue an unlimited number of no par preferred stock. The Company's Board of Directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At December 31, 2008 and 2007, no preferred stock was issued or outstanding.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

10.	Share capital (continued):

	(c)	Stock options:

In 2005, the Company adopted the Equity Incentive Plan (the Plan). The purpose of the Plan is to enable the Company, to attract and retain employees and to provide a means of compensating those employees, and directors, officers and other individuals or entities integral to the Company's success. The Plan is administered by the Company's Board of Directors.

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

The continuity of stock options granted and outstanding is as follows:

	2008		2007		2006
		Weight		Weight		Weight
		average		average		average
		exercise		exercise	Number of	exercise
	Number of	price	Number	price	shares	price
	shares	(CAD)	of shares	(CAD)		(CAD)

Outstanding, beginning of year	3,735,000	$1.02	2,450,000	$0.99	775,000	$0.76

Granted	60,000	0.60	1,300,000	1.07	1,675,000	1.11
Cancelled	(55,000)	1.10	(15,000)	(1.10)	-	-

Outstanding, end of year	3,740,000	$1.01	3,735,000	$1.02	2,450,000	$0.99

Options exercisable	3,290,000	$1.01	2,874,997	$1.00	1,435,000	$0.96

Details of the outstanding stock options as at December 31, 2008 are presented below:

Number of options granted		Number
and outstanding	Exercise price	exercisable	Expiry date

100,000	US$0.75	100,000	January 25, 2010
600,000	CAD$0.76	600,000	April 27, 2010
75,000	CAD$0.55	75,000	December 15, 2010
40,000	CAD$1.25	40,000	May 12, 2011
20,000	CAD$1.25	20,000	September 15, 2011
1,520,000	CAD$1.10	1,520,000	October 4, 2011
25,000	CAD$1.45	25,000	December 4, 2011
1,050,000	CAD$1.11	700,000	January 10,2012
40,000	CAD$1.15	40,000	March 5, 2012
210,000	CAD$0.84	140,000	November 19, 2012
60,000	CAD$0.60	30,000	April 29, 2013
3,740,000		3,290,000

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

10.	Share capital (continued):

	(c)	Stock options (continued):

The weighted average fair value of options granted during the year ended December 31, 2008 was $0.31 (2007 - $0.60; 2006 - $0.55) per share. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		(i)	Risk-free interest rate - 2.23% to 2.84% (2007 - 4.22% to 4.55%; 2006 - 4.57%)

		(ii)	Expected life - 4 years (2007 - 4 years; 2006 - 4 years)

		(iii)	Volatility - 71% (2007 - 71.6%; 2006 - 70%)

		(iv)	Expected dividends - nil

Total stock-based compensation recognized during the year ended December 31, 2008 was $0.3 million (2007 - $0.7 million; 2006 - $0.6 million).

Revett Silver has granted employees a total of 3,325,000 stock options and 1,165,000 remain outstanding at December 31, 2008. A total of 100,000 have an exercise price of US$0.50 and expire on March 21, 2009; 785,000 have an exercise price of US$0.75 and expire on December 6, 2009; and 280,000 have an exercise price of US$0.75 and expire between June and October, 2009. During 2008, 2,030,000 options with an exercise price of US$0.50 and 60,000 options with an exercise price of US$0.75 expired. Revett Silver has ceased granting options pursuant to this plan.

	(d)	Share purchase warrants:

As at December 31, 2008 the following share purchase warrants are outstanding:

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

All of the warrants of Revett Silver are exercisable into Class B common stock of Revett Silver, which in turn may be exchangeable into common shares of Revett Minerals for no further consideration.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

11.	Income taxes:

The Company’s income tax recovery differs from the amounts computed by applying the combined United States federal and state statutory rate of 39.09% (2007 - 39.04%) as follows:

	2008	2007	2006

Income (loss) before income taxes and
non-controlling interest	$(12,066)	$844	$(1,586)

Expected tax recovery (expense)	$4,716	$(329)	$625
Change in valuation allowance	(271)	(656)	(554)
Percentage depletion	-	1,368	437
Other differences	(1,760)	251	(343)

	$2,685	$634	$165

The significant components of the Company’s future income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Future income tax assets:
Reclamation and remediation	$2,942	$2,787
Net operating losses:
United States	10,161	7,609
Canada	1,505	1,327
Other assets	347	363
Total future income tax assets	14,955	12,086
Valuation allowance	(1,996)	(1,847)
Net future income tax assets	12,959	10,239

Future income tax liabilities:
Mineral property, plant and equipment	18,876	18,630

Net future income tax liability	$5,917	$8,391

At December 31, 2008, the Company has federal United States losses of approximately $34.1 million (2007 - $24.7 million), State losses of approximately $29.4 million (2007 - $20.6 million) and Canadian losses of approximately $6.0 million (2007 - $4.6 million), which may be carried forward and used to reduce certain taxable income in future years. The use of the United States losses that were incurred prior to the acquisition of Revett Silver (note 3) are subject to an annual limitation of approximately $2.1 million. The United States and Canadian losses expire at various dates between 2019 and 2028. The future income tax assets related to the Canadian losses and tax deductions have been offset by a valuation allowance.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

12.	Commitments and contingencies:

	(a)	Federal Mine Safety and Health Act Violations:

The federal Mine Safety and Health Administration issued 53 safety related citations against Genesis Inc., a subsidiary of the Company. All of these citations related to a rock fall which occurred in the East Ore Body at Troy on July 30, 2007. Three of these citations allege the Company was negligent with respect to certain operations or activities conducted while mining underground and two citations allege that the Company acted in reckless disregard for the safety of its employees at the mine. The Company disputes these allegations and is vigorously defending its actions in the operations of Troy. The Company has accrued its best estimate of possible penalties at December 31, 2008.

	(b)	Litigation:

(i)

Cabinet Resources Group, Inc. Plaintiff v. Montana Department of Environmental Quality, and Genesis Inc. (defendants): The plaintiff’s suit alleges that Troy is being operated in violation of the Montana Metal Mine Reclamation Act (MMRA) because of deficiencies in its reclamation plan and that all of the defendants have violated the Montana Constitution and various state statutes and regulations by allowing such operations to continue. The plaintiff seeks a declaration that the Troy operating permit and reclamation plan are void and invalid; alternatively it seeks a writ of madamus from the court requiring the Montana Department of Environmental Quality (DEQ) to enforce the MMRA and presumably suspend or revoke Troy’s operating permit, declare a forfeiture of the Company’s performance bond and enjoin the Company from further operations at Troy pending approval of a new reclamation plan. The Company believes this action is without merit, particularly in view of on-going discussions with the DEQ concerning proposed revisions to the existing approved reclamation plan at Troy and the increased performance bonds provided to the DEQ. The Company’s subsidiary, Genesis Inc., intends to vigorously defend itself with respect to this action.

(ii) Rock Creek Permitting Matters:

There are a number of permitting challenges or letters of petition relating to the United States Forest Service (USFS) and DEQ granting the Rock Creek record of decision and supporting studies and analysis. These challenges have been mounted by individuals or organizations generally opposed to mining in the United States and are similar in nature to the claims described in (i) above. The Company, generally, is not named as a party to these actions but in certain cases has received intervener status due to the direct impact the outcome of these actions will have on the Company’s Rock Creek property development plans. These actions are either very preliminary in nature or where the Company has prevailed, the decision of the court is being appealed by the plaintiffs or petitioners. Therefore, the outcome of these matters are not determinable. Although the Company believes that it will ultimately receive environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from developing the Rock Creek project which could result in the impairment and write-down of the carrying value related to the Rock Creek property.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

12.	Commitments and contingencies (continued):

	(c)	Possible litigation:

(i)

Revett Silver believes that ASARCO LLC (ASARCO) has filed or intends to file an action in the United States Bankruptcy Court for the Southern District of Texas against Revett Silver. To date, Revett Silver has not been served and it may not be served in the future. The possible claim relates to two amendments to the agreement by which Revett Silver and a wholly owned subsidiary acquired ASARCO’s interest in Troy and Rock Creek. The possible claim seeks to avoid certain transfers and obtain a judgment in an amounted equal to the value ceded by the transfers that comprised the substance of the two agreements. The complaint does not challenge the provisions of the original agreement that resulted in the transfer of Troy and Rock Creek to the Company, but only the changes made with respect to the manner and amount of the payments to be made to ASARCO as provided for in the two amendments.

The two amendments resulted from arms length negotiations between the two companies in 2002 and 2004. As previously noted, Revett Silver has not been served with a notice of claim as of December 31, 2008. Revett Silver believes the possible complaint lacks merit and will vigorously defend itself if the Complaint is ever served.

(ii)

Revett Silver and the Company have been served with a lawsuit for damages in the amount of $18 million by the estate of an employee who was fatally injured during a rock fall incident while he was working underground at the Troy mine. The Company plans on vigorously defending itself against the claim brought and damages sought. As the outcome of this action and any amounts payable are not determinable, no amounts have been accrued at December 31, 2008 in respect of this action.

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

12.	Commitments and contingencies (continued):

	(e)	Royal Gold private placement:

In October 2004, Revett Silver sold Royal Gold 1,333,333 common shares for gross proceeds of $1.0 million. Royal Gold has the right to convert these common shares, or the common shares of the Company that were received on exchange of Revett Silver common shares, into a perpetual, non- participating 1% net smelter return royalty on production from Rock Creek. This conversion must be made within a specified period of time after the Company makes a decision to develop Rock Creek. This agreement also gives Royal Gold the right to assume certain obligations with respect to the Kennecott note payable (note 7(b)) if Revett Silver is in default of that note. If Royal Gold assumes the Kennecott note (now owned by the Company), Royal Gold will have the right to convert the note and interest owing into a 3% net smelter return royalty on production from Rock Creek or into common shares of the Company.

As at December 31, 2008, Royal Gold had converted 605,059 of the Revett Silver shares into common shares of the Company and continued to hold 728,274 shares of Revett Silver.

In January, 2009, Royal Gold exercised its option to convert these common shares of Revett Silver and the Company into the net smelter royalty and returned these common shares to the Company.

	(f)	Operating leases:

The Company has entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire by 2010 and many may be renewed annually. Total operating lease costs recognized for the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $0.4 million and $0.8 million, respectively. The obligations in 2009 and 2010 under the terms of these leases are $0.6 million and $0.1 million, respectively.

13.	Financial instruments:

	(a)	Financial risk management:

The Company has exposure to credit risk, liquidity risk and market risk from its use of financial instruments.

	(b)	Credit risk:

Credit risk is the potential for loss if a counterparty or customer fails to meet its financial obligations, principally with respect to the Company’s cash and cash equivalents, short term investments, restricted cash and accounts receivable and if applicable, from the counterparty’s failure to honor obligations on forward contracts. In general, the Company manages this risk by doing business with reputable, highly rated companies and by closely monitoring the prompt payment of all obligations owing it.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

13.	Financial instruments (continued):

	(b)	Credit risk (continued):

Copper concentrate is sold to one customer under a long-term contract. This customer is a privately held international metal trading company and it is one of the largest metal trading companies in the world. The Company receives a 90% provisional payment 14 days from the rail bill of lading date and may be at risk for this payment and the remaining provisional payments on prior shipments should this company encounter significant liquidity problems. Since 2005, the Company has received prompt and timely payment for all outstanding metal sales invoices. All sales are finalized and are required to be settled within three months of the rail car arriving at the smelter. Therefore, if the Company’s current customer is unable to purchase the Company’s concentrate, the Company believes that another buyer could be found, although the terms and conditions may not be the same as those obtained from the current arrangement.

The Company may be exposed to credit risk on copper and silver forward contracts if its counterparty were not to honor its contractual commitment at settlement. The Company attempts to manage this risk by contracting only with reliable and reputable third parties.

The Company manages its credit risk associated with cash and short-term investments through the use of large reputable regional financial institutions in the United States and in Canada by utilizing the services of one of Canada’s largest chartered banks. At December 31, 2008, the Company held cash and cash equivalents and short-term investments in the amount of $1.6 million. The Company uses two banking institutions, a local regional bank which totals approximately $1.3 million of the total and a major Canadian chartered bank which holds approximately $0.3 million. The funds held by the Canadian chartered bank are only invested in certificates of deposit which have a typical maturity of less than a year. Of the total $1.3 million held in the regional bank, approximately $0.5 million is liquid, held in checking or sweep accounts. $0.8 million is held in money market accounts and invested in terms for less than 90 days. The board of directors has approved a policy with respect to the investment of cash that includes criteria such as maximum length to maturity, concentration of holdings, portfolio liquidity requirements and counterparty credit worthiness.

The Company is required to provide third party financial assurance to the State of Montana regarding its reclamation obligations. This assurance is provided by an insurance company with a credit rating of A+ XV by AM Best, and this company also holds and controls the Commutation Account funds. The Commutation Account is used to secure the financial assurance required by the State. This provider of the financial assurance and the holder of the Commutation Account Funds must be approved by the State of Montana. However, should this company become insolvent, the State will require third party assurance from a different assurance company which may not be obtainable, in which case the operating permits at Troy and Rock Creek would likely be revoked.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

13.	Financial instruments (continued):

	(b)	Credit risk (continued):

The carrying amount of financial assets represents the maximum credit exposure. At December 31, 2008, the Company’s gross credit exposure was as follows:

Cash and cash equivalents	$1,633
Accounts receivable	224
Restricted cash	7,597

$9,454

(c)	Liquidity risk:

Liquidity risk is the risk the Company will not be able to obtain sufficient cash to meet its financial obligations as they come due. This risk is typically managed through the prudent investment of cash balances, through the close monitoring of discretionary expenditures, such as capital and exploration programs and by the preparation of detailed cash forecasts and monitoring trends in metal production and metal prices. Significant cash commitments at December 31, 2008 are as follows:

	1 year	2-3 years	3 plus years	total

Accounts payable and accrued
liabilities	$8,901	-	-	$8,901
Capital leases (1)	636	615	-	1,251
Operating leases	578	100	-	678
Royalty owing (1) (2)	989	-	-	989
Asset retirement obligation (3)	-	-	13,320	13,320

(1)	These amounts include interest.

(2)	The royalty obligation is only payable on actual production and is capped at $10.5 million.

(3)	These amounts represent the undiscounted cash flow estimates.

(d)	Market risk:

Market risk is the risk that changes in market prices, such as commodity prices, foreign exchange rates and interest rates will affect the Company’s income, cash flow or the value of its financial instruments.

	(i)	Commodity price risk:

This is the largest market risk the Company is exposed to as changes in the prices of copper and silver will have a significant effect on revenue, cash flow and the value of concentrate receivables or payables because a significant portion of the Company’s sales are subject to a future pricing mechanism and changes in metal prices will change both revenue and the value of concentrate receivables or payables. The Company does have a hedging policy which permits the Company to fix the price of concentrate to be produced in the future or for which concentrate has been sold and for which final settlement has not occurred.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

13.	Financial instruments (continued):

	(d)	Market risk (continued):

		(i)	Commodity price risk (continued):

For financial statement purposes, the Company records at fair value all forward sales contracts and the amount of silver and copper in concentrate sold to its customer for which final prices have not yet been determined. At each month-end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses published forward prices for the period of expected settlement to estimate these expected prices. The table below identifies the sales for which revenues are subject to adjustment in the future as at December 31, 2008 and December 31, 2007.

Sales for which prices are not finalized	2008	2007

Copper sales not finalized (lbs)	3,065,277	1,822,972
Concentrate settlement payable for copper (000’s)	$762	$447
Silver sales not finalized (ozs)	388,529	200,157
Concentrate settlement payable for silver (000’s)	$23	$79

A 10% change in the forward price of both metals at December 31, 2008 would change earnings (loss) by approximately $0.4 million for the year ended December 31, 2008.

As at December 31, 2008 and 2007, no forward sales contracts were outstanding.

(ii)	Interest rate risk:

At December 31, 2008, the Company had limited interest rate risk as the majority of its capital leases have fixed rates of interest and secondly, its cash investments are of a sufficiently short duration that changes in interest rates are unlikely to have significant effect on the value of these investments. The interest rate on the Royal Gold royalty is estimated using the effective interest rate method and as such changes in interest rates do not affect it.

(iii)	Foreign exchange risk:

The Company’s only foreign exchange risk is its exposure to the Canadian dollar which as at December 31, 2008 is limited to the $0.3 million dollars invested with a Canadian chartered bank. The Company has limited operating risk created through changes in foreign exchange because its operating assets are located in the United States, the U.S. dollar is the Company’s functional currency and metal sales are priced in United States dollars. A 10% change in the value of the Canadian dollar against the U.S. dollar as at December 31, 2008 would have changed net income (loss) by less than $0.1 million, all other things being held constant.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

13.	Financial instruments (continued):

(e) Fair values:

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable, and forward sales contracts approximates are marked to market each month using quoted forward prices as at the last trading day of each month and accordingly approximate fair value. The carrying values of capital lease obligations and the Royal Gold royalty approximate fair market values as they are based on market rates of interest.

14.	Segmented information:

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

15.	Reconciliation to United States generally accepted accounting principles:

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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets are as follows:

	2008	2007

Liabilities including non-controlling interest, under Canadian
GAAP	$29,745	$40,014
Shares redeemable at option of holder (a)	1,076	1,076
Liabilities including non-controlling interest, under US GAAP	$30,821	$41,090
Shareholders’ equity, under Canadian GAAP	$48,197	$54,071
Shares redeemable at option of holder (a)	(1,076)	(1,076)
Shareholders’ equity, under US GAAP	$47,121	$52,995

There are no material differences between Canadian GAAP and US GAAP with respect to results from operations as stated in the consolidated statement of operations and total operating, financing or investing cash flows in the consolidated statement of cash flows.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

15.	Reconciliation to United States generally accepted accounting principles (continued):

	(a)	Redeemable shares:

The Company has issued 3,583,333 common shares which are redeemable, at the option of the holder, into a net smelter return royalty as described in notes 12(d) and 12(e). Under Canadian GAAP, the equity portion of these shares would be classified as equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity.

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

The Company has reviewed tax exposures pursuant to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS Statement No. 109. Based on its review, the Company does not believe that any income tax positions taken in its filings are subject to material uncertainty if reviewed by the Internal Revenue Service or Canada Revenue Agency. In cases where the Company is charged interest and penalties on uncertain tax positions which do not meet the recognition criteria, the Company includes these in interest expense and other operating expenses respectively. Tax years subsequent to December 31, 2004 remain open for examination by the Internal Revenue Service and Canada Revenue Agency. However, in both jurisdictions, if the Company utilizes tax loss carry forwards in the future, those losses can be challenged in the year they are used even though the tax year in which they were incurred is statute barred.

	(c)	Common share units:

Under Canadian GAAP, the proceeds received on issuance of units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be classified as equity. The fair value of the share purchase warrants issued in November 2006 (note 10(a)) was determined to be $1.0 million using the Black-Scholes method based on the following factors: risk free rate - 4.50%; volatility - 70%; expected life - 2.5 years; expected dividend yield - nil. Accordingly, under US GAAP, share capital would be reduced and contributed surplus as at December 31, 2008 would be increased by $1.0 million respectively to reflect the relative fair values of the shares and warrants. As of December 31, 2008, none of the warrants have been exercised.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

15.	Reconciliation to United States generally accepted accounting principles (continued):

	(d)	Stock option plan and compensation expense:

As at December 31, 2008 the weighted average intrinsic value of options outstanding and exercisable was nil and nil per option respectively (2007 - $0.03 and $0.03).

As at December 31, 2008 the total unrecognized compensation cost related to unvested stock options is less than $0.1 million. This cost is expected to be recognized over the weighted average period of 10 months.

	(e)	Inventory:

Under Canadian GAAP, in certain circumstances, inventory written down to net realizable value may be written up to its original cost. Under US GAAP, such write-up would not be permitted. For all periods presented, no inventory was written up.

	(f)	Impact of recent United States accounting pronouncements:

(i)

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 Effective Date of FASB Statement No. 157 (FSP SFAS 157-2). FSP SFAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP SFAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

15.	Reconciliation to United States generally accepted accounting principles (continued):

	(f)	Impact of recent United States accounting pronouncements (continued):

(ii)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$750	$750	$-	$-
Restricted cash	7,597	7,597	-	-

	$8,347	$8,347	$-	$-

Liabilities:
Derivative instruments	$785	$-	$785	$-

The Company’s cash equivalent instruments including restricted cash are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s derivative instruments, consisting at year end of the unpriced concentrate payable, are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Such instruments are typically classified within Level 2 of the fair value hierarchy.

On January 1, 2008, the Company adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. The Company did not adopt the fair value option of any of its assets or liabilities.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

15.	Reconciliation to United States generally accepted accounting principles (continued):

	(f)	Impact of recent United States accounting pronouncements (continued):

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

(iv)

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

(v)

In December 2007, FASB issued SFAS N0. 160 Non-Controlling Interests in Consolidated Financial Statements - an amendment of No. ARB 51 which is effective for the Company on January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary and generally requires the classification of non-controlling interest as a component of shareholders’ equity. The Company is currently evaluating the potential impact of this statement on our consolidated financial statements.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2008, 2007 and 2006

16.	Subsequent events:

(a)

As a result of significant decreases in both copper and silver prices and the Company’s lack of working capital, the Company was unable to repay its customer for some of its concentrate sold upon final settlement. On January 23, 2009, the Company entered into a Senior Floating Rate Note (“Note”) for $4.3 million with an interest rate of LIBOR plus five percent. Interest payments are due on the last day of each quarter, commencing March 31, 2009 with computation commencing January 1, 2009. The outstanding principle balance of this Note is due on June 30, 2009. The Company granted a first- priority mortgage on certain lands acquired for the Rock Creek project (note 5). If the lands are sold by the Company, the proceeds must be used to repay the note.

(b)

On February 12, 2009, the Company closed a private placement of 10 million Equity Units for $0.06 per Unit or gross proceeds of $600,000. Each Unit consists of one common share of the Company, plus three-quarters of one purchase warrant. Each full purchase warrant allows holder to acquire one common share of the Company for a period of two years for $0.10 per full purchase warrant. If the closing price of the common shares of the Company is above CAD$0.50 per share for fifteen consecutive trading days, the Company may accelerate the expiry of the warrants by issuing a press release to the effect that the warrants will expire 30 days following the date of such press release.