Form 10-Q
period 2009-03-31
Revett Minerals Inc.
filed 2009-05-15
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO___________.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
[   ] yes    [X] No

At March 31, 2009 105,159,138 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at March 31, 2009 and December 31, 2008
(expressed in thousands of United States dollars except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$973	$1,633
Concentrate settlement and other receivable	2,310	224
Income tax receivable	-	99
Inventories (note 4)	3,304	3,695
Prepaid expenses and deposits	372	341
Total current assets	6,959	5,992
Property, plant, and equipment (net) (note 5)	55,403	63,228
Restricted cash	7,626	7,597
Other long term assets	1,083	1,125

Total assets	$71,071	77,942

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$2,195	$3,532
Payroll liabilities	1,081	1,251
Income, property and mining taxes	1,276	1,060
Concentrate settlement payable	-	1,965
Other accrued liabilities	1,596	1,093
Note payable (note 6)	4,292	-
Current portion of long term debt	1,274	1,569
Total current liabilities	11,714	10,470

Long-term portion of debt (note 7)	1,431	579
Reclamation and remediation liability (note 9 (b))	7,681	7,526
Future income tax	-	5,917
Total liabilities	20,826	24,492

Non-controlling interest	975	5,253

Shareholders' equity
Preferred stock, no par value, unlimited authorized,
nil issued and outstanding
Common stock, no par value unlimited authorized,
105,159,138 (2008- 75,210,697) shares issued and outstanding (note 8 (a))	58,162	56,899
Warrants (note 8 (a))	241	-
Contributed surplus	2,216	1,788
Deficit	(11,349)	(10,490)
Total equity	49,270	48,197

Total liabilities and shareholders’ equity	$71,071	$77,942

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2009 and 2008
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2009	ended March 31, 2008

Revenues	$7,139	$12,034
Expenses:
Cost of sales (note 4)	6,916	8,278
Depreciation and depletion	627	392
Exploration and development	74	355
General & administrative	708	986
Accretion of reclamation and remediation liability	155	146
	8,480	10,157
Income (loss) from operations
	(1,341)	1,877

Other income (expenses):
Interest expense	(169)	(274)
Interest and other income	101	255
Foreign exchange loss	(26)	(216)
Total other income (expenses)	(94)	(235)

Net income (loss) before non controlling interest and taxes	(1,435)	1,642

Income tax recovery	269	426

Net income (loss) before non controlling interest	(1,166)	2,068

Non controlling interest	307	(661)

Net income (loss) and comprehensive (loss) for the period	$(859)	$1,407

Basic earnings (loss) per share	$(0.01)	$0.02

Diluted earnings (loss) per share	$(0.01)	$0.02

Weighed average number of shares outstanding	80,089,847	74,761,856

Weighted average number of diluted shares outstanding	80,089,847	75,071,221

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statement of Cash Flows
Three months ended March 31, 2009 and 2008
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2009	ended March 31, 2008

Cash flows from operating activities:
Net income (loss) for the period	$(859)	$1,407
Adjustment to reconcile net income to net cash used by
operating activities:
Depreciation and amortization	627	392
Accretion of reclamation and remediation liability	155	146
Foreign exchange loss	26	216
Stock based compensation	11	80
Loss on disposal of fixed assets	243	74
Future income tax recovery	(269)	(623)
Non controlling interest	(307)	661
Accrued interest from reclamation trust fund	(28)	(86)
Amortization of prepaid insurance premium	41	32
Change in fair value of derivative contracts	24	-
Changes in:
Concentrate settlement and other receivable	(2,086)	(5,031)
Income tax receivable	-	1,250
Inventory	391	(182)
Prepaid expenses and other	68	(65)
Accounts payable and accrued liabilities	1,079	404
Net cash used by operating activities	(884)	(1,325)

Cash flows from investing activities:
Proceeds (purchase) of short term investments	-	2,953
Other long term assets	2	(3)
Purchase of plant and equipment	(289)	(6)
Net cash provided (used) by investing activities	(287)	2,944

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	564	-
Proceeds from long term debt	-	-
Repayment of debt	-	(6,625)
Repayment of capital leases	(27)	(295)
Net cash from (used by) financing activities	537	(6,920)

Effects of foreign exchange on cash held
In foreign currencies	(26)	(216)

Net (decrease) increase in cash and cash equivalents	(660)	(5,517)
Cash and cash equivalents, beginning of period	1,633	14,055
Cash and cash equivalents, end of period	$973	$8,538

Supplementary cash flow information:
Cash paid for interest expense	$144	$404
Cash received for interest income	$-	$374
Non cash transactions:
Note payable in lieu of concentrate settlement payable	$4,292	$-
Common stock issued to acquire non controlling interest	$1,398	$556
Reduction of reclamation and remediation liability	$-	$251
Acquisition of plant and equipment under capital lease	$1,082	$-
Redemption of shares for a royalty interest	$41	$-

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2009 and year ended December 31, 2008
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Common Shares			Contributed
	Shares	Amount	Warrants	Surplus	Deficit	Total
Balance, December 31, 2007	74,295,702	$56,315	$-	$1,556	$(3,800)	$54,071
Issued to acquire non controlling interest	707,000	556	-	-	-	556
Issued to settle severance obligations	207,995	28	-	-	-	28
Stock-based compensation on options
granted	-	-	-	232	-	232
Net loss for the period	-	-	-	-	(6,690)	(6,690)
Balance, December 31, 2008	75,210,697	$56,899	$-	$1,788	$(10,490)	$48,197

Issued to acquire non controlling interest
(note 3(a))	20,553,500	1,398	-	-	-	1,398
Issue of units (note 7(a))	10,000,000	323	241	-	-	564
Redemption of shares (note 3(b))	(605,059)	(458)	-	417	-	(41)
Stock-based compensation on options
Granted	-	-	-	11	-	11
Net loss for the period	-	-	-	-	(859)	(859)
Balance, March 31, 2009	105,159,138	$58,162	$241	$2,216	$(11,349)	$49,270

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

1. Basis of Presentation and going concern

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of March 31, 2009, and the results of its operations and its cash flows for the three month period ended March 31, 2009. The operating and financial results for Revett Minerals for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Except as discussed in note 2 below, these unaudited interim financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s audited financial statements for the year ended December 31, 2008. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial statements and accordingly, these interim financial statements do not include all the notes to the financial statements required in audited annual financial statements and as such these statements should be read in conjunction with the most recently completed audited annual financial statements and notes of the Company for the year ended December 31, 2008. These statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Material differences between Canadian GAAP and generally accepted accounting principles in the United States (“US GAAP”) are disclosed in note 11. All currency is reported in United States dollars unless otherwise specified.

At March 31, 2009, the Company had negative working capital of $4.8 million and the Company incurred a loss for the three months ended March 31, 2009 of $0.9 million. In addition the Company owes $1.1 million in royalties. Declines in the price of copper and silver could result in a further reduction in working capital and cash flows. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company has entered into an agreement with its customer to defer payment of $4.3 million until June 30, 2009 (note 6) and is in arrears on royalty obligation totally $1.1 million. At current copper and silver prices the Company would be able to generate a modest positive cash flow but would not be able to pay off the note payable or the $1.1 million in royalty payments owing. The Company continues to have discussions with its customers and suppliers to manage its cash flows. The Company is currently investigating a number of alternative means of raising additional capital with potential lenders and investors. However, no assurance can be given that these efforts will prove to be successful. Given current market conditions, the Company may experience difficulties in raising sufficient external financing to meet its obligations. Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending has been placed on hold. Furthermore, the Company does not have sufficient cash to undertake any activities at Rock Creek at this time.

The Company’s continuing operations and the underlying value and recoverability of the mineral property, plant and equipment of the Troy mine and the Rock Creek property are dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to profitability operate the Troy Mine, obtaining the continued forbearance of its creditors and/or the completion of additional financing in order to address its working capital deficiency, obtaining the necessary financing to complete exploration and development of the Rock Creek property,

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

obtaining the necessary operating permits for the Rock Creek property and future profitable production or sufficient proceeds from the sale of the Rock Creek property.

These financial statements are prepared on a going concern basis. The financial statements do not reflect adjustments that would be necessary if the going concern assumption was not appropriate. If going concern basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

2. Change in Accounting Policy

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets and Section 3450, Research and Development Costs. The new Section establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. Concurrent with the introduction of this standard, the CICA withdrew EIC 27, Revenues and Expenses during the pre-operating period. The new requirements were adopted by the Company on January 1, 2009. The adoption of these standards did not have a material impact on the consolidated financial statements.

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

3. Acquisition of non-controlling interest and conversion of shares to royalty:

(a)	Acquisition of non-controlling interest:

During the month of March, 2009, the Company exchanged 20,553,500 of its common shares for an equal number of Class B common shares of Revett Silver Company (“Revett Silver”) increasing the Company’s interest in Revett Silver from 69.8% to 94.2%. This transaction was accounted for as a step acquisition of the non-controlling interest using the purchase method. The consideration paid was $1.4 million being the fair value of the Company’s common shares exchanged based on the quoted market value of the shares. The purchase price was allocated as follows:

Cost of acquisition, at fair value of shares issued of $0.07 per share	$1,398

Non-controlling interest acquired	$3,868
Mineral property, plant and equipment	(8,148)
Future income tax asset	5,678
$1,398

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

The reduction in the mineral property, plant and equipment was allocated to the individual categories of mineral property, plant and equipment for Troy and to the mineral property acquisition cost of Rock Creek on a pro-rata basis based on their carrying values.

(b)	Conversion of shares to royalty

On January 5, 2009, Royal Gold Inc. exercised its option to convert its 605,059 common shares of the Company and 728,274 common shares of Revett Silver into a one percent net smelter royalty on future production of Rock Creek.

The conversion of the 605,059 common shares of the Company was accounted for as a redemption of shares at a cost of $0.04 million being the fair market value of the common shares exchanged based on their quoted market value on the conversion date. This cost was allocated to the Rock Creek property and the difference between the cost of redemption and the stated or assigned value of the common shares was allocated to contribute surplus as follows:

Redemption value of common shares	$41

Stated value of common shares	$(458)
Contributed surplus	417
Allocated to mineral property	$41

The conversion of the Revett Silver shares was accounted for as an acquisition of non-controlling interest similar to the transaction described in note 3(a). The acquisition cost, being the fair market value of the Company’s common shares into which the Revett Silver shares were convertible based on the quoted market value of those shares on the conversion date, was allocated as follows:

Cost of acquisition	$48

Non-controlling interest acquired	$103
Mineral property, plant and equipment	(89)
Future income tax asset	34
$48

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts))

4. Inventory

The major components of the Company’s inventory accounts at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	Dec. 31, 2008
	(unaudited)
Concentrate inventory	$318	$380
Material and supplies	2,986	3,315
	$3,304	$3,695

Cost of goods sold for the quarters ending March 31, 2009 and 2008 is comprised of the following:

Nature of expense	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Raw materials and consumables used	$2,530	$3,169
Labor costs	2,606	2,952
Other costs	1,718	2,229
Net change in concentrate inventories	62	(72)
Total cost of goods sold	$6,916	$8,278

5. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at March 31, 2009, and December 31, 2008 are as follows:

	March 31, 2009	Dec. 31, 2008
	(unaudited)
TROY:
Property acquisition and development costs	$6,491	$8,989
Plant and equipment	13,145	12,105
Buildings and structures	3,840	3,840
ROCK CREEK:
Property acquisition costs	34,772	40,044
OTHER, corporate	4,133	4,059
OTHER, mineral properties	118	118
	62,499	69,155
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(3,170)	(2,927)
Troy plant and equipment	(2,869)	(2,598)
Troy buildings and structures	(435)	(322)
Other corporate assets	(622)	(80)
	(7,096)	(5,927)
	$55,403	$63,228

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

No drilling costs were incurred and capitalized to convert mineral resources to reserves at the Rock Creek property and the Troy mine during the periods presented. As the result of acquisition of non-controlling interest and the royalty conversion (note 3(a) and 3(b)) mineral property, plant and equipment was decreased by $8.3 million.

6. Note Payable

On January 23, 2009, the Company entered into a Senior Floating Rate Note (“Note”) for $4.3 million with an interest rate of LIBOR plus five percent with its primary concentrate sales customer which delayed the due date of concentrate settlement otherwise payable. Interest payments are due on the last day of each quarter, commencing March 31, 2009 with computation commencing January 1, 2009. The outstanding principle balance of this Note is due on June 30, 2009. The Company granted a first-priority mortgage on certain lands acquired for the Rock Creek project. If the lands are sold by the Company, the proceeds must be used to repay the note.

7. Long-term debt

At March 31, 2009 and December 31, 2008 the balance of the Company’s long term debt and capital lease obligations were as follows:

	March 31, 2009	Dec. 31, 2008
	(unaudited)

Royal Gold royalty	$491	$989
Capital leases	2,214	1,159
	2,705	2,148
Current portion	(1,274)	(1,569)
	$1,431	$579

Royal Gold Inc. Royalty

In October 2004, Revett Silver, a 94.2% owned subsidiary of the Company, sold Royal Gold two royalties on production from the Troy Mine for $7.25 million (the “production payment”) and $0.25 million (the “tail royalty”), respectively. The production payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% production revenue to be received on proven and probable reserves existing for Troy as at October 13, 2004 or $10.5 million. The tail royalty is payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production revenue between 100% and 115% of its proven and probable reserves existing as at October 13, 2004 and then at the rate of 2% of production revenue on production revenues in excess of 115% of proven and probable reserves as at October 13, 2004. At March 31, 2009, the Company had not paid royalty obligations totally $1.1 million. This $1.1 million is included in accrued liabilities. The Company is currently negotiating a deferral of this payment or arranging other means to settle this obligation.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

8. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At March 31, 2009, the Company had 105,159,138 shares of common stock outstanding. During March 2009, the Company exchanged 20,553,500 of its common shares for an equal number of Class B common shares of Revett Silver (note 3(a)). At March 31, 2009, Revett Silver had 5,029,987 Class B common shares outstanding which are exchangeable into common shares of the Company, on a one for one basis. In addition, Revett Silver had 1,065,000 stock options and 990,318 warrants outstanding which, if exercised into common shares of Revett Silver, would be exchangeable into common shares of the Company on a one for one basis.

On January 5, 2009, Royal Gold Inc. exercised its option to convert its 605,059 common shares of the Company and 728,274 common shares of Revett Silver into a one percent net smelter royalty from future production at Rock Creek (note 3(b)).

On February 12, 2009, the Company closed a private placement of 10 million Equity Units for $0.06 per Unit or gross proceeds of $0.6 million. Each Unit consists of one common share of the Company, plus three-quarters of one purchase warrant. Each full purchase warrant allows holder to acquire one common share of the Company for a period of two years for $0.10 per full purchase warrant. If the closing price of the common shares of the Company is above CAD$0.50 per share for fifteen consecutive trading days, the Company may accelerate the expiry of the warrants by issuing a press release to the effect that the warrants will expire 30 days following the date of such press release. The proceeds of the Units were allocated between the common shares and the warrants based on their relative fair values. The fair value of the common shares was based on the quoted market price and the fair value of the warrants was determined using the Black-Scholes option pricing formula with the following assumptions: stock price volatility – 70%; risk free interest rate – 0.89%; expected life – 2 years; and dividend rate – nil.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At March 31, 2009, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 8,000,000 shares of common stock, less that number of shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. As at March 31, 2009 Revett Silver had a total of 1,065,000 stock options exercisable into Class B common shares of

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Revett Silver at a weighed average price of $0.75 per share and expiring at various dates in 2009. During the three months ended March 31, 2009, 100,000 of the Revett Silver options expired. Revett Silver will not grant any further stock options pursuant to this plan.

There were no stock options granted during the three months ended March 31, 2009 by the Company. At March 31, 2009, the Company had a total of 3,665,000 stock options outstanding at a weighted average exercise price of Can $1.01 and 3,565,000 options are currently exercisable with a weighted average exercise price of Can $1.01. During the three months ended March 31, 2009, 75,000 options were cancelled or expired.

The table below identifies the key attributes of the stock options granted by the Company and the options vested as at March 31, 2009.

Options	Options	Exercise	Expiry
Granted	Exercisable	Price (Can $)	Date
100,000	100,000	0.76	January 25, 2010
600,000	600,000	0.76	April 27, 2010
75,000	75,000	0.55	July 19, 2010
40,000	40,000	1.25	May 12, 2011
20,000	20,000	1.25	September 15, 2011
1,445,000	1,445,000	1.10	October 4, 2011
25,000	25,000	1.45	December 4, 2011
1,050,000	1,050,000	1.11	January 12, 2012
40,000	40,000	1.15	March 5, 2012
210,000	140,000	0.84	November 19,2012
60,000	30,000	0.60	April 29, 2013
3,665,000	3,565,000

(d) Stock Purchase Warrants

The table below identifies stock purchase warrants outstanding at March 31, 2009 for the purchase of common shares of Revett Minerals and Revett Silver. The warrants of Revett Silver are exercisable into Class B common stock of Revett Silver, which in turn are exchangeable into common stock of the Company. During March 2009, 2,060,998 Revett Silver purchase warrants were converted into Revett Minerals purchase warrants at an exercise price of $1.00 and with an expiration date of September 30, 2010.

WARRANT SUMMARY TABLE

	Number	Exercise price	Expiry
Revett Minerals	2,875,000	Can$ 1.36	May 22, 2009
Revett Silver (1)	990,328	US$ 1.00	To be determined
Revett Minerals	7,500,000	US$ 0.10	February 12, 2011
Revett Minerals	300,000	Can $0.50	October 20, 2011
Revett Minerals	2,060,998	US$ 1.00	September 30, 2010

(1) These warrants expire 18 months after Revett Silver becomes listed on a public stock exchange

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

9. Commitments and Contingencies

a) Federal Mine Safety and Health Act Violations

The U.S. Federal Mine Safety and Health Administration (“MSHA”) issued 53 safety related citations against a subsidiary of Revett Silver at various times in August 2007. These citations related to a rock fall which occurred at Troy on July 30, 2007. Three of these citations allege the subsidiary company was negligent with respect to certain operations or activities conducted while mining and two citations allege the subsidiary acted in reckless disregard for the safety of the employees at the mine. The Company disputes the allegations put forth by MSHA and is in the process of appealing the findings and fines. The Company will vigorously defend its Actions in the operations of Troy. The Company has accrued its best estimate of possible penalties at March 31, 2009.

b) Reclamation

In accordance with the operating permit granted the Troy Mine, the Montana DEQ is periodically required to review the ultimate bonding requirements for the mine. The bonding requirement at Troy totals $12.9 million. The following table shows the changes in the reclamation liability for the three month period ended March 31, 2009.

	March 31,	Dec. 31,
	2009	2008
	(unaudited)
Reclamation and remediation liability
beginning of period	$7,526	$7,141
Reduction in present value of liability due
to increase in mine life resulting from reserve
additions	-	(205)
Accretion expense, year to date	155	590
Ending balance	$7,681	$7,526

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

bonds approved and accepted by the DEQ. The Company is vigorously defending itself with respect to this action.

(2) Rock Creek Permitting Matters:

There are a number of legal challenges relating to the United States Forest Service (“USFS”) and DEQ approving the Rock Creek record of decision and supporting studies (including the recently re-affirmed biological opinion) and analysis. These challenges have been filed by individuals and organizations generally opposed to mining in the United States. The Company, in general, is not a named defendant to these actions, but it typically has requested and been granted intervener status due to the direct impact the outcome of these cases could have on the Company’s Rock Creek project. These actions are either preliminary in nature, or where the Company has prevailed, the decision of the court is being appealed. Therefore, the outcome of these matters is not determinable. Although the Company believes that it will ultimately retain its environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from advancing development of the Rock Creek project which could result in the impairment and write down of the carrying value related to Rock Creek.

(3) Ivins litigation

Revett Silver and the Company have been served with a lawsuit for damages in the amount of $18 million by the estate of an employee who, in July 2007, was fatally injured during a rock fall incident while he was working underground at the Troy mine. The Company plans on vigorously defending itself against the claim brought and damages sought. As the outcome of this action and any amounts payable are not determinable, no amounts have been accrued at March 31, 2009 in respect of this action.

(4) Possible Litigation:

Revett Silver Company believes that ASARCO LLC has filed or intends to file a complaint in a Texas court against Revett Silver that alleges certain amendments to the agreement, (but not the agreement itself) by which Revett Silver acquired ASARCO’s interest in Troy and Rock Creek, were invalid because ASARCO was about to become insolvent. These amendments were negotiated by the companies between 2000 and 2004 and were done at arm’s length. As of the date of this report this complaint has not been served and is therefore not in effect. The Company does not know if or when this complaint may be served. In any event, because Revett Silver’s dealings with ASARCO were years before ASARCO had filed for bankruptcy, the Company believes that these allegations are without merit and the Company plans on vigorously defending itself against these allegations when and if the complaint is served.

d) Kennecott Royalty Option

Kennecott has the right to acquire a 2% net smelter return royalty from the sale of metals from a defined area of the Company’s Rock Creek property at any time until the later of: (1) one year after the Rock Creek Project achieves 80% of designed commercial capacity production or (2) December 31, 2015. Kennecott is required to surrender the 933,750 common shares of the Company and 1,316,250 common shares of Revett Silver previously issued and not yet exchanged for common shares of the Company in order to acquire this royalty. The royalty

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

terminates upon Kennecott’s recovery of $8 million in total royalty payments, plus an adjustment related to changes in the consumer price index.

10. Financial Instruments

The Company may be exposed to credit risk on copper and silver forward contracts if its counterparty were not to honor its contractual commitment at settlement. The Company attempts to manage this risk by contracting only with reliable and reputable third parties known personally to management. At March 31, 2009, the Company had three forward contracts to sell 1.3 million pounds of copper at a price of $1.84 per pound maturing in May, June and July of 2009. These contracts have been recognized at their fair value with a liability of $0.02 million recognized in accounts payable at March 31, 2009 with the corresponding loss recorded in the statement of operations.

11. Reconciliation to United States Generally Accepted Accounting Principles:

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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	March 31,	Dec. 31,
	2009	2008

Total assets under Canadian GAAP	$71,071	$77,942
Adjustment to property, plant and equipment for
acquisition of non controlling interest (e)(ii)	4,191	-
Total assets under Canadian GAAP	$75,262	$77,942

Liabilities and non controlling, interest
under Canadian GAAP	$21,801	$29,745
Non-controlling interest (e)(ii)	(975)	(5,253)
Adjustment to future tax liabilities for
acquisition on non controlling interest(e) (ii)	1,619	-
Shares redeemable at option of holder (a)	676	1,076

Liabilities, under US GAAP	$23,121	$25,568

Shareholders’ equity, under Canadian GAAP	$49,270	$48,197
Non-controlling interest	975	5,253
Adjustment to contributed surplus for
acquisition of non controlling interest (e)(ii)	2,572	-
Shares redeemable at option of holder (a)	(676)	(1,076)

Shareholders’ equity, under US GAAP	$52,141	$52,374

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
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

(a)      Redeemable shares:

As at March 31, 2009, the Company has 933,750 common shares and 1,316,250 Revett Silver has Class B shares outstanding which are redeemable, at the option of the holder, into a net smelter return royalty as described in note 9 (d). Under Canadian GAAP, the Class B shares would be classified as equity and the value attributable to the royalty (which was not material on issue of the shares) is classified outside of equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity. During the three months ended March 31, 2009, 605,059 common shares and 728,274 Revett Silver Class B shares were converted to a royalty. As a result, for U.S. GAAP purposes, the temporary equity reduced by $0.4 million and contributed surplus was increased by the same amount.

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

The Company has reviewed tax exposures pursuant to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS Statement No. 109. Based on the review, the Company does not believe that any income tax positions taken in its filings are subject to material uncertainty if reviewed by the Internal Revenue Service or Canada Revenue Agency. In cases where the Company is charged interest and penalties on uncertain tax positions which do not meet the recognition criteria, the Company includes these in interest expense and other operating expenses respectively. Tax years subsequent to December 31, 2004 remain open for examination by the Internal Revenue Service and Canada Revenue Agency. However, in both jurisdictions, if the Company utilizes tax loss carry forwards in the future, those losses can be challenged in the year they are used even though the tax year in which they were incurred is statute barred.

(c)      Common share units:

Under Canadian GAAP, the proceeds received on issuance of units in November 2006, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be equity classified. The fair value of share purchase warrants issued in November 2006 was determined to be $1.0 million using the Black-Scholes method based on the following factors: risk free rate - 4.50%; volatility - 70%; expected life - 2.5 years; expected dividend yield - nil. Accordingly, under US GAAP, share capital as at March 31, 2009 and December 31, 2008 would be reduced and contributed surplus as at these dates would

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

be increased by $1.0 million to reflect the relative fair values of the shares and warrants. As at March 31, 2009, none of the warrants had been exercised.

The $1.0 million was reclassified from contributed surplus to deficit as a result of adoption of EITF 07-05 (note 10(e)(ii)).

(d) Stock option plan and compensation expense:

The weighed average intrinsic value of options exercised during the three months ended March 31, 2009 was nil (2008- nil). At March 31, 2009, the weighted average intrinsic value of options outstanding and exercisable was nil and nil respectively.

At March 31, 2009, the total unrecognized compensation cost related to unvested stock options is $0.02 million. This cost is expected to be recognized over the next weighted average period of seven months.

At March 31, 2009, Revett Silver had 1,065,000 stock options outstanding. The weighted averaged exercise price of Revett Silver options granted and exercisable is $0.75 per share. All options granted have vested. As at March 31, 2009 the estimated intrinsic value of the options granted and vested was nil.

(e) Impact of recent United States accounting pronouncements:

          (i) In December 2007, FASB issued SFAS NO. 141 (R) “Business Combinations”. This standard is effective, for the Company, for transactions where the acquisition of control is on or after January 1, 2009. SFAS No. 141 (R) changes the accounting for assets acquired and liabilities assumed in a business combination as follows:

  acquisition costs are generally expensed as incurred;
  non controlling interests are valued at fair value at the acquisition date;
  acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;
  in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
  restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and
  changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense.

          Adoption of SFAS No 141 (R) did not have a material effect on the consolidated financial statements.

(ii)    In December 2007, FASB issued SFAS N0. 160 “Non Controlling Interests in Consolidated Financial Statements - an amendment of No. ARB 51” and is effective for the Company on January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of these standards did not have a material impact

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

on the consolidated financial statements except that for U.S. GAAP purposes non controlling interest is classified as equity where as for Canadian GAAP, it is classified between liabilities and equity. Also, income (loss) before non-controlling interest, non-controlling interest and net income (loss) would be labeled net income (loss), net income (loss) attributable to non-controlling interest and net income (loss) attributable to the Company, respectively.

The acquisition of the non-controlling interest for the three months ended March 31, 2009 would be accounted for on an equity transaction rather than a step acquisition using the purchase method. Accordingly, for U.S. GAAP purposed, a reduction of mineral property, plant and equipment of $4.2 million and the reduction of the future income tax liability of $1.6 million would not be made and instead $2.6 million would be included in contributed surplus.

The following table shows the changes in the non-controlling interest during the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008

Balance beginning of period	$5,253	$8,175
Income (loss) attributable to non-controlling interest	(307)	661
Acquisition of non-controlling interest	(3,971)	(3,583)
Balance end of period	$975	$5,253

The following table shows the effect of changes to the Company’s interest in Revett Silver on shareholders’ equity attributable to the Company:

	Three months ended March 31,
	2009	2008

Net loss attributable to the Company	$(859)	$1,407
Increase in contributed surplus on

acquisition of non-controlling interest	2,572	-
Change in equity attributable to the Company	$1,713	$1,407

In June 2008, the EITF reached a conclusion in EITF 07-05 that an equity-linked financial instrument would not be considered indexed to the Company’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The determination of whether an equity-linked financial instrument is indexed to an entity’s own stock is not affected by the currency or currencies in which the underlying shares trade. The guidance is effective for financial statements beginning on January 1, 2009. The adoption of EITF 07-05 resulted in no material impact on the balance sheet or statement of operations as the fair value of the warrants as at January 1, 2009 and at March 31, 2009 was NIL. However, certain warrants related to a previous Unit offering had an assigned value of $1.0 million (note 10 (c)) for U.S. GAAP purposes recognized in contributed surplus. This amount would have been reclassified from contributed surplus to a liability on adoption of EITF 07-05 and then revalued to fair value of NIL resulting in a credit to opening deficit of $1.0 million on adoption of EITF 07-05.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

          12. Subsequent events:

          On April 20, 2009, one of the Company’s shareholders acquired 3,855,558 common shares for the proceeds of Cdn $0.3 million received by the Company which increased the total outstanding common shares to 109,014,696.

Management’s Discussion and Analysis of Financial Condition and Results of Operations as at May 14, 2009

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month period ended March 31, 2009 should be read in conjunction with the unaudited interim financial statements and notes as at March 31, 2009 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2008 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian generally accepted accounting principles. Material differences between Canadian and US GAAP are disclosed in note 11 of the consolidated interim financial statements

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three Months Ended March 31, 2009

As at May 14, 2009, the Company’s principal assets consisted of a 94.2% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 94.2% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

For the three month period ended March 31, 2009, Revett Minerals reported net loss after taxes and non-controlling interest of $0.9 million or $0.01 per share compared to net income after taxes and non-controlling interest of $1.4 million or $0.02 per share for the three months ended March 31, 2008.

On a stand alone basis, Troy (100% basis) reported net loss before taxes for the three month period ended March 31, 2009 of $1.2 million compared to net income before taxes of $3.2 million for the comparable period in 2008. $0.9 million of this net loss is attributable to the shareholders of Revett Minerals during the first quarter because of the non controlling shareholdings in Revett Silver. This ownership interest increased from 69.2% in December 2008 to 94.2% in March 2009.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Same Period in 2008.

The major highlights for the quarter ended March 31, 2009, included:

  Troy (100% basis) achieved improved mill throughput averaging 3,811 tons per day compared to 3,369 tons per day in the first quarter of 2008;
  Troy (100% basis) produced 2.3 million pounds of copper and 321,149 ounces of silver compared to 2.1 million pounds of copper and 231,912 ounces of silver in the first quarter of 2008;

  The Company continued efforts to streamline its corporate structure with the exchange of 20,553,500 common shares for an equivalent number of Revett Silver Class B common shares and warrants. The Company now owns 94.2% of the issued and outstanding Class B common shares of Revett Silver.

For the first quarter of 2009, Revett Minerals reported a loss of $0.9 million or $0.01 per share on revenue of $7.1 million. This compared to a profit of $1.4 million or $0.02 per share during the first quarter of 2008 on sales of $12.0 million.

Concentrate deliveries and sales during the first quarter of 2009 consisted of 2.2 million pounds of copper and 289,034 ounces of silver compared to 2.0 million pounds of copper and 183,735 ounces of silver during the first quarter of 2008.

Operating Results:

The table below illustrates certain key operating statistics for Troy (100% basis) for the three months ended March 31, 2009, with a comparison to the same three month period in 2008.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Tons milled	339,171	299,863
Tons milled per day	3,811	3,369
Copper grade (%)	0.40	0.41
Silver grade (opt)	1.09	0.87
Copper recovery (%)	86.3	86.5
Silver recovery (%)	87.1	89.0
Copper produced (lbs)	2,316,702	2,129,522
Silver produced (ozs)	321,149	231,912

Production during the first quarter of 2009 was significantly improved at 3,811 ton per day, a 13% improvement over the first quarter of 2008 at 3,369 tons per day. With the increase in tons mined and improved silver grade at 1.09 ounces per ton, metal production improved to 321,149 ounces of silver and 2,316,702 pounds of copper as compared to 231,912 ounces of silver and 2,129,522 pounds of copper in 2008. An extensive employee training program was instituted in 2008 which has resulted in productivity improvements in the first quarter of 2009. Ore grades remain slightly lower than life of mine averages, as was planned in the mine schedule, due to mining more quantity of ore from the lower grade area known as the lower quartzite. Mill recoveries remain good but slightly lower than plan at 87.1% silver and 86.3% for copper compared to expected recoveries of 88.5% and 87.0% copper. The table below illustrates the sensitivity of operating costs per ton milled.

	Q1.09	Q4.08	Q3.08	Q2.08	Q1.08
Tons milled	339,171	354,190	321,696	331,698	299,863
Cost per ton milled ($)	18.69	26.40	26.83	26.86	28.39

As shown in the table, a decrease in operating costs have also improved significantly with a 29% decrease realized in the first quarter of 2009 as compared to 2008.

Financial Results:

a)

Revenue: For the first quarter of 2009 compared to the first quarter of 2008, revenue decreased from $12.0 million to $7.1 million mostly due to the decrease in the price of copper and silver. During the quarter ended March 31, 2009, the price of copper and silver averaged $1.56 per pound and $12.62 per ounce, respectively, compared to average prices of $3.54 per pound and $17.68 per ounce, respectively in the first quarter of 2008. Offsetting these unfavorable price effects was higher physical metal sales. Copper sales during the first quarter were 2.2 million pounds of copper and 289,034 ounces of silver. The physical metal sold represents an improvement of 13% and 39% for copper and silver respectively from the first quarter of 2008. The main factors which resulted in higher production and sales in the first quarter of 2009 compared to that in 2008 were: (i) higher mill throughput of 14%; and (ii) an improvement in the grade of silver ore milled of 26%.

b)

Cost of Goods Sold: The cost of goods sold associated with the first quarter revenue was $ 6.9 million, a decrease of $1.4 million over the same period in 2008. The main reasons for the improved operating cost in the first quarter of 2008 were lower labor costs due to a 10% reduction for all workers at the mine, lower cost of consumables such as fuel, explosives and milling reagents and other milling consumables. In addition, employees have been successful in reducing consumption of consumables through increased focus on obtaining the lowest overall costs possible.

c)

Depreciation and depletion: For the first quarter of 2009, these non cash charges were higher than the first quarter of 2008, because of an increase year over year in the total cost of equipment being depreciated. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and an increase in mill throughput also resulted in higher depreciation.

d)

Exploration and development: This expense decreased by $0.3 million because the Company has elected to defer its exploration program for 2009 and spending at Rock Creek was significantly lower in 2009 than it was in 2008 due to efforts to conserve cash.

e)

General and administration costs: The decrease in corporate administration costs in the first quarter of 2009 over the comparable quarter in 2008 was mainly due to a twenty percent pay cut by corporate management and efforts to reduce all spending in order to conserve cash.

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy, as planned.

g)

Income from operations: The lower metal pricing more than offset the decrease in costs. Revenues were $4.9 million lower in 2009 compared to the same period 2008 while costs were reduced by $1.7 million. The net result was the Company recording $1.3 million in loss from operations compared to income from operation in 2008 of $1.9 million.

h)

Other Expenses: This was a result of a $0.02 million foreign exchange loss on the cash and investments held in Canada and denominated in Canadian dollars and net interest expense of $0.07 million in the first quarter of 2009.

i)

Income taxes: For the three month period ended March 31, 2009, the Company reported an income tax recovery of $0.3 million which arose from the recognition of certain deferred tax assets, principally net operating loss carry forwards, that were not previously recognized and the on-going amortization of the fair market purchase price adjustment to property, plant and equipment.

j)

Non-controlling interest: The non-controlling interest recovery of $0.3 million represents the after tax share of Revett Silver’s loss attributable to the Class B shareholders of Revett Silver. This charge changes as Revett Silver’s income changes and it is reduced as Revett Minerals ownership in Revett Silver increases.

k)	Net earnings: The Company recorded net loss of $0.9 million or $0.01 per share for the first quarter compared to net income of $1.4 million or $0.02 per share in the first quarter of 2008.

Summarized Financial Results by Quarter

	2009	2008	2008	2008	2008	2007	2007	2007
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Cu Production (million lbs)	2.3	2.7	2.5	2.1	2.2	1.1	1.8	3.5
Ag Production (000’s ozs)	321	380	302	260	232	127	196	372
Total Sales (000’s $)	7,139	3,101	7,430	13,377	12,034	3,130	9,136	15,903
Net Income (000’s $)	(859)	(5,193)	(2,980)	75	1,407	(3,037)	(120)	3,727
EPS- Basic ($)	(0.01)	(0.07)	(0.04)	0.00	0.02	(0.04)	(0.00)	0.05
EPS- Fully diluted ($)	(0.01)	(0.07)	(0.04)	0.00	0.02	(0.04)	(0.00)	0.05
Cash and Cash Equivalents & s/t Investments ending (000’s $)	973	1,633	11,479	13,106	9,540	18,010	26,012	27,639
Total Assets ending (000’s $)	71,071	77,942	90,187	91,563	89,519	94,611	100,329	102,398
Total liabilities ending (000’s $)	20,826	24,492	28,943	26,264	24,801	32,365	33,959	36,318
Total Equity ending (000’s $)	49,270	48,197	53,306	56,227	56,114	54,071	56,017	55,984

Financing Activities

During the first quarter of 2009 the Company entered into capital leases for the purchase of a CAT haul truck which cost $1.3 million and will be financed over a six year period. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more
Royalty obligation	491	491		-	-
Note payable	4,292	4,292
Capital lease obligations	2,214	783	1,016	415
Long term Reclamation
costs	10,194	-	-	-	10,194
Total contractual
obligations	17,191	5,566	1,016	415	10,194

Revett Silver has also entered into three different operating leases for a total of 54 rail cars at an average cost of $458 per car per month. The leases have different terms, the first lease for 33 cars expiring May 2011, the second lease for 18 cars expires in February 2010 and the final lease for 6 cars expires in May 2010.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At March 31, 2009, working capital was a negative $4.8 million of which $0.973 million was cash and cash equivalents. At March 31, 2009, net concentrate receivable was $2.3 million.

As a result of significant decreases in both copper and silver prices and the Company’s lack of working capital, the Company was unable to repay its customer for some of its concentrate sold upon final settlement. On January 23, 2009, the Company issued a senior floating rate note in the principal amount of $4.3 million related to amounts owing for shipments from November 2008 and prior periods. The outstanding principal of the Note is due on June 30, 2009. At today’s copper and silver prices the Company is generating a modest positive cash flow, however the Company may not be in position to pay off the $4.3 million note that is due on June 30, 2009 or the $1.1 million in royalty currently owing unless alternative financing is secured.

Further price declines in copper and silver could further erode the Company’s cash and working capital position and although it is currently investigating means of raising additional capital with potential lendors and investors, no assurance may be given if these efforts will prove successful. Given market conditions in early 2009, it is likely that it will be extremely difficult for the Company to secure sufficient external financing to meet its obligations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending have been placed on hold. Furthermore, the Company does not have sufficient cash to undertake any activities at Rock Creek at this time.

In February 2009, the Company completed a private placement of 10,000,000 units (each unit consisting of one share of common stock and three quarters of one common stock purchase warrant) and realized gross proceeds of approximately $0.6 million. If fully exercised, the warrants would result in the issuance of 7,500,000 additional shares of common stock. The exercise price for a full warrant is $0.10 and the warrants expire on February 13, 2011.

Off Balance Sheet Arrangements

During 2002, Kennecott and Revett Silver agreed to amend the February 21, 2000 Asset Purchase and Sale Agreement pursuant to which Revett Silver acquired Kennecott’s interest in Troy and Rock Creek. Among other things, the amendment granted Kennecott the right to acquire a 2% net smelter return royalty from the sale of metals from a defined area of the Company’s Rock Creek property at any time until the later of: (i) one year after Rock Creek achieves 80% of designed commercial production capacity or, (ii) December 31, 2015. The amendment requires Kennecott to surrender 933,750 common shares of the Company and 1,316,250 Class B common shares of Revett Silver previously issued for this royalty. The royalty terminates upon Kennecott’s recovery of $8 million in total royalty payments, plus an adjustment related to changes in the consumer price index.

In October 2004, Revett Silver sold Royal Gold 1,333,333 common shares for gross proceeds of $1.0 million. Royal Gold has the right to convert these common shares into a perpetual, non-participating 1% net smelter return royalty from production from Rock Creek. This conversion must be made within a specified period of time after the Company makes a decision to develop Rock Creek. On January 5, 2009, Royal Gold exercised its right and converted these common shares into a perpetual, non-participating 1% net smelter return royalty from production from Rock Creek.

Related Party Transactions

There were no related party transactions during the first three months of 2009.

Proposed Transactions

In accordance with the Agreement and Plan of Reorganization approved by the shareholders of Revett Silver, Revett Silver anticipates it may either redeem its Class B common shares for cash or exchange them for common shares of Revett Minerals. In February 2009, Revett Silver shareholders exchanged 20,553,500 Class B common shares of Revett Silver for a like number of common shares of Revett Minerals, which increased Revett Minerals ownership in Revett Silver to 94.2% .

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

We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2009, we had negative working capital of approximately $4.8 million, which may not be sufficient to meet our planned business objectives. The Company has entered into an agreement with its customer to defer payment of $4.3 million until June 30, 2009 (note 6). At current copper and silver prices the Company would be able to generate a modest positive cash flow but would not be able to pay off the note payable or the $1.1 million in royalty payments owing. Management recognizes that the Company will need to generate additional financial resources in order to meet its objectives. If the Company is not able to generate positive cash flows and profits or obtain adequate additional financing, it will be required to curtail operations and exploration activities. Furthermore, its inability to continue as a going concern would require it to restate its assets and liabilities on a liquidation basis, which could differ significantly from the going concern basis.

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over four years and have not yet attained a significant level of earnings. In 2008, we incurred a loss of $6.7 million on revenues of $35.9 million. In 2007, we earned approximately $0.9 million on revenues of approximately $39 million. In 2006, we incurred a loss of approximately $1.7 million on revenues of approximately $31.4 million, and in 2005 we incurred a loss of approximately $2.9 million on revenues of approximately $21.1 million. Our loss in 2008 was primarily a result of a rapid decrease in copper and silver pricing during the second half of 2008 and lower than expected metals production. Our losses in 2006 and 2005 were partially attributable to the fact that production levels at Troy have not attained projected levels due to geotechnical problems, a shortage of skilled employees, problems in obtaining necessary repair parts for its equipment, and other factors common to underground hard rock mining operations. This ongoing shortfall in production has resulted in higher than anticipated operating costs.

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

Our reclamation liability at Troy could be substantial. In acquiring Troy, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.9 million performance bond to ensure that sufficient funds would be available to meet these obligations. We are currently preparing a revised reclamation and restoration plan for Troy, which, when completed, may result in changes to the estimated reclamation and restoration costs and the amount of the performance bond. One of the key issues that has yet to be resolved is the extent to which we may be required to treat water from Troy after mining operations have ceased. Another issue is whether we are required to prepare and file an EIS in conjunction with any action taken with respect to our revised reclamation plan. We have advised the DEQ that we will fund the cost of an EIS, but believe the study should be postponed until such time as mining operations at Troy are actually projected to cease and more current information concerning the scope of any required remediation is known. We do not presently know whether our revised plan will actually result in increased reclamation and restoration costs at Troy, although it is probable that it will. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production, and in the case of Troy, could include provisions requiring us to perpetually treat all of the discharged water from the mine. These factors could result in the imposition of a higher performance bond. Further, our reclamation and restoration liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the amount of the bond would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on its financial condition.

We presently do not have the financial resources to develop Rock Creek. At March 31, 2009 we had cash and cash equivalents and short term investments of approximately $0.9 million. At this time we do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $220 to $270 million and could change materially.

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

Recently Adopted Accounting Standards

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets and Section 3450, research and Development Costs. The new Section establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. Concurrent with the introduction of this standard, the CICA withdrew EIC 27, Revenues and Expenses during the pre-operating period. The new requirements were adopted by the Company on January 1, 2009. The adoption of this standard did not have a material impact on the consolidated financial statements.

In December 2007, FASB issued SFAS N0. 160 “Non Controlling Interests in Consolidated

Financial Statements - an amendment of No. ARB 51” and is effective for the Company on January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of these standards did not have a material impact on the consolidated financial statements except that for US GAAP purposes non controlling interest is classified as equity where as for Canadian GAAP, it is classified between liabilities and equity. FAS 160 also affected the accounting for the acquisition of the non-controlling interest in March, 2009.

In December 2007, FASB issued SFAS NO. 141 (R) “Business Combinations”. This standard is effective for the Company for transactions where the acquisition of control is on or after January 1, 2009. SFAS No. 141 (R) changes the accounting for assets acquired and liabilities assumed in a business combination as follows:

  acquisition costs are generally expensed as incurred;
  non controlling interests are valued at fair value at the acquisition date;
  acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;
  in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
  restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and
  changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense.

     Adoption of SFAS No 141 (R) did not have a material effect on our consolidated financial statements.

In June 2008, the EITF reached a conclusion in EITF 07-05 that an equity-linked financial instrument would not be considered indexed to the Company’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The determination of whether an equity-linked financial instrument is indexed to an entity’s own stock is not affected by the currency or currencies in which the underlying shares trade. The guidance is effective for financial statements beginning on January 1, 2009. The adoption of EITF 07-05 did not have a material impact on the balance sheet or statement of operations as the fair value of the warrants at adoption and at March 31, 009 was NIL. However certain warrants related to a previously issued Unit offering have an assigned value of $1.0 million (note 10 (c)) for U.S. GAAP purposes recognized in contributed surplus. The amount would have been reclassified as a liability and revalued to fair value of NIL resulting in a charge to opening deficit of $1.0 million on adoption.

Future accounting changes

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

Financial Instruments, Hedging Activities and Other Instruments

The Company fair values the amount of silver and copper in concentrate for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses future contract prices at each month end to estimate these expected prices. At March 31, 2009, the Company had 80,000 pounds of copper and 101,417 ounces of silver with prices not yet fixed. The fair value revenue adjustment as at March 31, 2009 ended was a gain of $0.6 million. Considerable judgment is required to interpret market data and to develop the estimates of fair value for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

At March 31, 2009 and as at the date of this report, the Company had sold forward 1.3 million pounds of copper priced at $1.84 per pound through forward contacts settling in May, June and July, 2009. The contracts are recognized at their fair value with a liability of $0.02 million in accounts payable at March 31, 2009 with the corresponding loss recorded in the statement of operations.

Forward Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward- looking statements that involve risk and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. The words “believe”, “estimate”, “anticipate’, “expect”, and “project” and similar expressions are included to identify forward-looking statements. Such forward looking-statements include statements regarding future production levels and operating costs at the Troy mine, future levels of capital expenditures at both Troy and Rock Creek, the reserve and resource estimates at both Troy and Rock Creek, the adequacy of the financial resources and funds to cover operating and exploration costs at Troy and the cost of exploration at Rock Creek, the timing of certain litigation activities which have delayed exploration activities at Rock Creek, the adequacy of third party financing to complete certain corporate development activities, and the expectation that the Troy mine will be able to generate positive cash flow in future periods. Factors that could cause actual results to differ materially from these forward looking statements include, among others:

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

as well as other factors described elsewhere in our annual Form 10-K and the various regulatory filings done with United States and Canadian and provincial regulatory bodies which are available in Canada at www.sedar.com or in the United States on EDGAR. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. We disclaim any obligation to update any forward-looking statement made here-in. Readers are cautioned not to put undue reliance on forward looking statements.

Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, the economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $3.23 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $15.02. Currently the prices for both metals are at or near $2.00 per pound for copper and $12.00 per ounce for silver. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

During the three months ended March 31, 2009, the Company delivered and sold 2.2 million pounds of copper and 289,034 ounces of silver. Based upon these metals sales levels, a $0.50 change in the price of each metal would have changed revenue by $1.1 million.

A substantial portion of the Company’s cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $0.2 million of the Company’s short term investments are in savings deposits by a major Canadian chartered bank and are denominated in Canadian dollars which exposes the Company to some foreign exchange risk.

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

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in its periodic reports and other information filed under the Securities Exchange Act, as amended (“the Exchange Act”) is recorded, processed, summarized and accurately reported within the time periods prescribed by the Securities and Exchange Commission’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to the Company’s management, including its chief executive officer, its chief financial officer and other principal accounting officers, so such persons can make timely decisions regarding disclosure,

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at March 31, 2009 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

.Internal Controls over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our assets are being made only in accordance with the authorizations of management and directors; and provided reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of assets that could have a material effect on our financial statements. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that degree of compliance with the policies and procedures may deteriorate.

The Company has evaluated the effectiveness of the design internal controls over financial reporting and concluded they are effective.

Changes in Internal Controls. During the first quarter of 2009, the Company rehired its tax expert to review the quarter end income tax recovery. During the fourth quarter of 2008, the Company, in its efforts to conserve cash, did not hire this tax expert and a material weakness was noted during our December 31, 2008 assessment which was reported by management in its year end management’s discussion and analysis.

PART II: Other Information

Legal proceedings

The Company and certain of its subsidiaries are parties to several pending legal actions in the federal and state courts in Montana as of the date of this report, most of which are predicated on alleged violations of various federal and state environmental laws and regulations at Troy and Rock Creek.

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

In May 2007, the plaintiffs filed an appeal with the Montana Supreme Court, contending that the district court’s March 2006 summary judgment was incorrect in not invalidating the MPDES permit entirely, and asking the court to do so on constitutional grounds. On December 4, 2008, the Montana Supreme Court reversed the prior judgment in favor of DEQ remanding consideration of the MPDES permit back to DEQ for further consideration. DEQ is now in discussions on how to address the Supreme Court ruling. The Company believes this particular outfall of the MPDES permit is not required to start the evaluation of the program at Rock Creek.

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

Management’s ability to predict the outcome of these challenges is further complicated by the fact that Rock Creek is one of two proposed mining projects in the Cabinet Mountains Wilderness Area, the other being the Montanore project being developed by Mines Management, Inc., a junior mining company based in Spokane, Washington. Although the pending actions are specific to Rock Creek, it is only because development of Rock Creek has proceeded to the point where the jurisdictional agencies have either issued permits or taken other administrative actions that invoke legal challenges. The prospective cumulative effect of two mining projects within the Cabinet Mountains Wilderness Area is an implicit factor in these pending actions, in management’s opinion—this despite the fact that the Montanore project faces substantial hurdles and, at this point, may not be developed in the foreseeable future.

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

Tammy K. Ivins, Individually and as Personal Representative of the Estate of Michael E. Ivins, Deceased, Plaintiffs, vs. Revett Minerals Inc., a Foreign Corporation for Profit; Revett Silver Company, a for Profit Corporation; and Does A-Z, Inclusive, Defendants. This action arises from the isolated rock fall incident and resulting fatality that occurred at Troy on July 30, 2007. The complaint alleges causes of action based on negligence, failure to provide a safe work place, strict liability for abnormally dangerous activity, and intentional and malicious acts or omissions and seeks compensatory damages in the amount of $8,000,000 and punitive damages in the amount of $10,000,000. We have engaged counsel to contest the claims and also to determine whether the claims are covered by our existing liability insurance policies.

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

REVETT MINERALS INC.

Date: May 15, 2009	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: May 15, 2009	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer