Form 10-Q
period 2009-06-30
Revett Minerals Inc.
filed 2009-08-14
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

At August 14, 2009, 111,159,346 shares of common stock were issued and outstanding.

Revett Minerals Inc.
Form 10-Q
QUARTER ENDED June 30, 2009

INDEX

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries

Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at June 30, 2009 and December 31, 2008
(expressed in thousands of United States dollars)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,256	$1,633
Concentrate settlement and other receivable	1,875	224
Income taxes receivable	-	99
Inventories (note 4)	3,365	3,695
Prepaid expenses and deposits	256	341
Total current assets	8,752	5,992
Property, plant, and equipment (net) (note 5)	54,734	63,228
Restricted cash	6,614	7,597
Other long term assets	1,042	1,125

Total assets	$71,142	$77,942

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$3,103	$3,532
Payroll liabilities	1,142	1,251
Income, property and mining taxes	1,168	1,060
Concentrate settlement payable	-	1,965
Other accrued liabilities	2,056	1,093
Note payable (note 6)	4,292	-
Current portion of long term debt (note 7)	677	1,569
Total current liabilities	12,438	10,470

Long-term portion of debt (note 7)	1,372	579
Reclamation and remediation liability (note 9 (b))	7,845	7,526
Future income taxes	-	5,917
Total liabilities	21,655	24,492

Non controlling interest	528	5,253

Shareholders' equity
Preferred stock, no par value, unlimited authorized,
nil issued and outstanding
Common stock, no par value unlimited authorized,
111,159,346 (2008- 75,210,697) shares issued and outstanding (note 8(a))	58,672	56,899
Warrants (note 8 (a))	241	-
Contributed surplus	2,420	1,788
Deficit	(12,374)	(10,490)
	48,959	48,197

Total liabilities and shareholders’ equity	$71,142	$77,942

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations
Three and six months ended June 30, 2009 and 2008
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

	$7,638	$13,377	$14,777	$25,411
Revenues
Expenses:
Cost of sales (note 4)	7,028	9,515	13,943	17,793
Depreciation and depletion	633	454	1,260	846
Exploration and development	76	958	149	1,310
General & administrative	747	1,389	1,457	2,375
Accretion of reclamation and remediation liability	165	148	319	295
	8,649	12,464	17,128	22,619
Income (loss) from operations	(1,011)	913	(2,351)	2,792

Other income (expenses):
Interest expense	(72)	(270)	(179)	(544)
Interest and other income	6	362	45	617
Foreign exchange gain (loss)	20	35	(6)	(183)
Total other income (expenses)	(46)	127	(140)	(110)

Net income (loss) before non-controlling interest and taxes	(1,057)	1,040	(2,491)	2,682

Income tax recovery (expense)	-	(496)	267	(71)

Net income (loss) before non-controlling interest	(1,057)	544	(2,223)	2,611

Non-controlling interest	33	(469)	340	(1,129)

Net income (loss) and comprehensive income (loss)	$(1,024)	$75	$(1,884)	$1,482

Basic earnings (loss) per share	$(0.01)	$0.00	$(0.02)	$0.02

Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.02)	$0.02

Weighed average number of shares outstanding	108,360,363	75,002,702	94,299,858	74,882,279

Weighted average number of diluted shares outstanding	108,360,363	75,028,702	94,299,858	74,908,279

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three and six months ended June 30, 2009 and 2008
(expressed in thousands of United States dollars)
(unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net income (loss) for the period	$(1,024)	$75	$(1,884)	$1,482
Adjustment to reconcile net income to net cash used by
operating activities
Depreciation and depletion	633	454	1,260	846
Accretion of reclamation and remediation liability	164	148	319	295
Unrealized foreign exchange loss (gain)	(20)	(35)	6	183
Stock based compensation	204	39	215	119
Loss (gain) on disposal of fixed assets	-	(7)	243	67
Future income tax expense (recovery)	-	475	(205)	(147)
Non controlling interest	(33)	469	(340)	1,129
Accrued interest from reclamation trust fund	(10)	(67)	(38)	(153)
Amortization of prepaid insurance premium	42	36	83	68
Change in fair value of derivative contracts	(24)	2,142	(679)	109
Changes in:
Concentrate settlement and other receivables	435	(82)	(1,651)	(3,080)
Income taxes receivable	-	-	99	1,250
Inventories	(61)	(65)	330	(247)
Prepaid expenses and deposits	116	(88)	85	(153)
Accounts payable and accrued liabilities	834	1,229	1,871	1,631
Net cash provided (used) by operating activities	1,275	4,723	393	3,399

Cash flows from investing activities:
Proceeds (purchase) of short term investments	-	1,002	-	3,955
Release of restricted cash	1,021	-	1,021	-
Other long term assets	-	3	-	-
Purchase of plant and equipment	(148)	(149)	(437)	(155)
Net cash provided (used) by investing activities	873	856	584	3,800

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	280	-	844	-
Repayment of debt	-	(763)	-	(7,388)
Repayment of capital leases	(165)	(282)	(192)	(577)
Net cash provided (used) by financing activities	115	(1,045)	652	(7,965)

Effects of foreign exchange on cash held
In foreign currencies	20	35	(6)	(183)

Net (decrease) increase in cash and cash equivalents	2,283	4,569	1,623	(949)
Cash and cash equivalents, beginning of period	973	8,537	1,633	14,055
Cash and cash equivalents, end of period	$3,256	$13,106	$3,256	$13,106

Supplementary cash flow information:
Cash paid for interest expense	$161	$148	$305	$552
Cash received for interest income	-	-	-	-
Non cash transactions:
Note payable in lieu of concentrate settlement payable	-	-	4,292	-
Common stock issued to acquire non-controlling interest	230	-	1,628	556
Reduction of reclamation and remediation liability	-	-	-	51
Acquisition of plant and equipment under capital lease	-	-	1,082	84
Redemption of shares for a royalty interest	-	-	41	-

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Six months ended June 30, 2009 and the year ended December 31, 2008
(expressed in thousands of United States dollars)
(unaudited)

	Common Shares			Contributed
	Shares	Amount	Warrants	Surplus	Deficit	Total
Balance, December 31, 2007	74,295,702	$56,315	$-	$1,556	$(3,800)	$54,071
Issued to acquire non controlling interest	707,000	556	-	-	-	556
Issued to settle severance obligations	207,995	28	-	-	-	28
Stock-based compensation on options
granted	-	-	-	232	-	232
Net loss for the period	-	-	-	-	(6,690)	(6,690)
Balance, December 31, 2008	75,210,697	$56,899	$-	$1,788	$(10,490)	$48,197

Issued to acquire non controlling interest
(note 3(a))	22,698,150	1,628	-	-	-	1,628
Shares issued for cash (note 8(a))	3,855,558	280	-	-	-	280
Issue of units (note 8(a))	10,000,000	323	241	-	-	564
Redemption of shares (note 3(b))	(605,059)	(458)	-	417	-	(41)
Stock-based compensation on options
granted	-	-	-	215	-	215
Net loss for the period	-	-	-	-	(1,884)	(1,884)
Balance, June 30, 2009	111,159,346	$58,672	$241	$2,420	(12,374)	$48,959

See accompanying notes to unaudited interim consolidated financial statements

1. Basis of Presentation and going concern

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of June 30, 2009, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2009 and 2008. The operating and financial results for Revett Minerals for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Except as discussed in note 2 below, these unaudited interim financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s audited financial statements for the year ended December 31, 2008. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial statements and accordingly, these interim financial statements do not include all the notes to the financial statements required in audited annual financial statements. These statements should be read in conjunction with the most recently completed audited annual financial statements and notes of the Company for the year ended December 31, 2008. These statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Material differences between Canadian GAAP and generally accepted accounting principles in the United States (“US GAAP”) are disclosed in note 11. All currency is reported in United States dollars unless otherwise specified.

At June 30, 2009, the Company had negative working capital of $3.7 million and the Company incurred a loss for the six months ended June 30, 2009 of $1.9 million. Future declines in the price of copper and silver could result in a further reduction in working capital and cash flows. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company has entered into an agreement with its customer to defer payment of $4.3 million until August 31, 2009 (note 6) and is in arrears on royalty obligation totaling $1.6 million. Using copper and silver prices at June 30, 2009, the Company estimates it would generate modest positive cash flows but would not be able to pay off the $4.3 million note payable or the $1.6 million in royalty payments owing. The Company continues to have discussions with its customers, suppliers and royalty interest holder to manage its cash flows. The Company is currently investigating a number of alternative means of raising additional capital with potential lenders and investors. However, no assurance can be given that these efforts will prove to be successful. Given current market conditions, the Company may experience difficulties in securing sufficient external financing to meet its obligations. Because of the Company’s need to conserve cash, limited discretionary capital spending and exploration spending has been employed. Furthermore, the Company does not have sufficient cash to undertake any significant activities at Rock Creek at this time.

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

In February 2008, the Canadian Accounting Financial Standards Board confirmed that Canadian public companies will be required to adopt International Financial Reporting Standards (IFRS) for fiscal years beginning on or after January 1, 2011. The adoption of IFRS will require the Company to change certain accounting policies and disclosures. The Company is in the process of evaluating the impact of adopting IFRS for its financial statements. As an alternative, the Company is considering the adoption of U S GAAP.

3. Acquisition of non-controlling interest and conversion of shares to royalty:
(a) Acquisition of non-controlling interest:

During March 2009, the Company issued 20,553,500 of its common shares in exchange for an equal number of Class B common shares of Revett Silver Company (“Revett Silver”), increasing the Company’s interest in Revett Silver from 69.8% to 94.2% . The consideration was determined to be $1.4 million being the fair value of the Company’s common shares ($0.07 per share) exchanged based on the quoted market value of the shares and the applicable foreign exchange rate.

During June 2009, the Company issued a further 2,144,650 of its common shares in exchange for an equal number of Class B common shares of Revett Silver, increasing the Company’s interest in Revett Silver from 94.2% to 96.7% . The value of the consideration was determined to be $0.23 million being the fair value of the Company’s common shares exchanged based on the quoted market value of the shares ($ 0.11 per share) and the applicable foreign exchange rate.

The transactions were accounted for as a step acquisition of the non-controlling interest using the purchase method. The purchase price was allocated as follows:

Cost of acquisition, at fair value of shares issued	$1,628

Non-controlling interest acquired	$4,282
Mineral property, plant and equipment	(8,332)
Future income taxes	5,678
$1,628

As the fair value of the consideration, being the market value of the common shares issued, was less than the carrying value of the net assets acquired, mineral property, plant and equipment was reduced by the excess.The reduction in the mineral property, plant and equipment was allocated to the individual categories of mineral property, plant and equipment for Troy and to the mineral property acquisition cost of Rock Creek on a pro- rata basis based on their carrying values.

(b)	Conversion of shares to royalty

On January 5, 2009, Royal Gold Inc. exercised its option to convert its 605,059 common shares of the Company and 728,274 common shares of Revett Silver into a one percent net smelter royalty on future production of Rock Creek.

The conversion of the 605,059 common shares of the Company was accounted for as a redemption of shares at a cost of $0.04 million, being the fair market value of the common shares exchanged based on their quoted market value and applicable foreign exchange rate on the conversion date. This cost was allocated to the Rock Creek property and the difference between the cost of redemption and the stated or assigned value of the common shares was allocated to contributed surplus as follows:

Redemption value of common shares	$41

Stated value of common shares	$458
Contributed surplus	(417)
Allocated to mineral property	$41

The conversion of the Revett Silver shares was accounted for as an acquisition of non-controlling interest similar to the transactions described in note 3(a). The acquisition cost, being the fair market value of the Company’s common shares into which the Revett

Silver shares were convertible based on the quoted market value of those shares on the conversion date, was allocated as follows:

Cost of acquisition	$48

Non-controlling interest acquired	$103
Mineral property, plant and equipment	(89)
Future income tax asset	34
$48

4. Inventories

The major components of the Company’s inventory accounts at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	Dec. 31, 2008
	(unaudited)
Concentrate inventory	$450	$380
Material and supplies	2,915	3,315
	$3,365	$3,695

Cost of goods sold for the three and six months ended June 30, 2009 and 2008 is comprised of the following:

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
Nature of expense	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Raw materials and
consumables used	$2,769	$3,683	$5,299	$6,802
Labor costs	2,673	3,685	5,279	6,259
Other costs	1,717	2,139	3,435	4,739
Net change in concentrate
inventories	(131)	8	(70)	(7)
	$7,028	$9,515	$13,943	$17,793

5. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at June 30, 2009, and December 31, 2008 are as follows:

	June 30, 2009	Dec. 31, 2008
	(unaudited)
TROY:
Property acquisition and development costs	$6,437	$8,989
Plant and equipment	13,214	12,105
Buildings and structures	3,840	3,840
ROCK CREEK:
Property acquisition costs	34,656	40,044
OTHER, corporate	3,656	4,059
OTHER, mineral properties	118	118
	61,921	69,155
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(3,353)	(2,927)
Troy plant and equipment	(3,200)	(2,598)
Troy buildings and structures	(553)	(322)
Other corporate assets	(81)	(80)
	(7,187)	(5,927)
	$54,734	$63,228

No drilling costs were incurred and capitalized to convert mineral resources to reserves at the Rock Creek property and the Troy mine during the periods presented. As the result of acquisition of non-controlling interest and the royalty conversion (notes 3(a) and 3(b)) mineral property, plant and equipment was decreased by $8.4 million.

6. Note Payable

On January 23, 2009, the Company entered into a Senior Floating Rate Note (“Note”) for $4.3 million with an interest rate of LIBOR plus five percent with its primary concentrate sales customer which delayed the due date of concentrate settlement otherwise payable. Interest payments are due on the last day of each quarter, commencing March 31, 2009 with computation commencing January 1, 2009. The outstanding principle balance of this Note was originally due on June 30, 2009 but was extended to August 31, 2009. The Company granted a first-priority mortgage on certain lands acquired for the Rock Creek project. If the lands are sold by the Company, the proceeds must be used to repay the note.

7. Long-term debt

At June 30, 2009 and December 31, 2008 the balance of the Company’s long term debt and capital lease obligations were as follows:

	June 30, 2009	Dec. 31, 2008
	(unaudited)

Royal Gold royalty	$-	$989
Capital leases	2,049	1,159
	2,049	2,148
Current portion	(677)	(1,569)
	$1,372	$579

In October 2004, Revett Silver, which is currently a 96.7% owned subsidiary of the Company, sold Royal Gold two royalties on production from the Troy Mine for $7.25 million (the “production payment”) and $0.25 million (the “tail royalty”), respectively. The production payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% production revenue to be received on proven and probable reserves existing for Troy as at October 13, 2004 or $10.5 million. The tail royalty is payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production revenue between 100% and 115% of its proven and probable reserves existing as at October 13, 2004 and then at the rate of 2% of production revenue on production revenues in excess of 115% of proven and probable reserves as at October 13, 2004. At June 30, 2009, the Company had not paid royalty obligations owing totaling $1.6 million. This $1.6 million is included in accrued liabilities. The Company is currently negotiating a deferral of this payment or arranging other means to settle this obligation.

8. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At June 30, 2009, the Company had 111,159,346 shares of common stock outstanding. During the six months ended June 30, 2009, the Company issued 22,698,150 of its common shares in exchange for an equal number of Class B common shares of Revett Silver (note 3(a)). At June 30, 2009, Revett Silver had 2,885,337 Class B common shares outstanding which are exchangeable by the holder into common shares of the Company, on a one for one basis. In addition, Revett Silver had 915,000 stock options and 993,661 warrants outstanding which, if exercised into common shares of Revett Silver, would be exchangeable by the holder into common shares of the Company on a one for one basis.

On January 5, 2009, Royal Gold Inc. exercised its option to convert its 605,059 common shares of the Company and 728,274 common shares of Revett Silver into a one percent net smelter royalty from future production at Rock Creek (note 3(b)).

On February 12, 2009, the Company closed a private placement of 10 million Equity Units for $0.06 per Unit or gross proceeds of $0.6 million. Each Unit consists of one common share of the Company, plus three-quarters of one purchase warrant. Each full purchase warrant allows holder to acquire one common share of the Company for a period of two years for $0.10 per full purchase warrant. If the closing price of the common shares of the Company is above CAD$0.50 per share for fifteen consecutive trading days, the Company may accelerate the expiry of the warrants by issuing a press release to the effect that the warrants will expire 30 days following the date of such press release. The proceeds of the Units were allocated between the common shares and the warrants based on their relative fair values. The fair value of the common shares was based on the quoted market price and the fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: stock price volatility – 70%; risk free interest rate – 0.89%; expected life – 2 years; and dividend rate – nil.

In April 2009, under an existing Shareholder Participation Rights Agreement, the Company completed a private placement of 3,855,558 shares and realized gross proceeds of approximately $0.3 million.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At June 30, 2009, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 18,000,000 shares of common stock, less that number of shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. As at June 30, 2009 Revett Silver had a total of 915,000 stock options exercisable into Class B common shares of Revett Silver at a weighed average price of $0.75 per share and expiring at various dates in 2009. During the six months ended June 30, 2009, 250,000 of the Revett Silver options expired. Revett Silver will not grant any further stock options pursuant to this plan.

There were 3,495,000 stock options granted during the three and six months ended June 30, 2009 by the Company. The fair value of the options was determined using the Black-Scholes option pricing model based on a volatility of 94.5%, risk free interest rate of 1.9%, a 60 month term and a 10.5% forfeiture rate. The weighed average fair value of the options was $0.08 per option. At June 30, 2009, the Company had a total of 6,490,000 stock options outstanding at a weighted average exercise price of Can $0.52 and 6,420,000 options are currently exercisable with a weighted average exercise price of Can $0.52. During the six months ended June 30, 2009, 745,000 options were cancelled or expired.

The table below identifies the key attributes of the stock options granted by the Company and the options vested as at June 30, 2009.

Options	Options	Exercise	Expiry
Granted	Exercisable	Price (Can $)	Date
100,000	100,000	0.76	January 25, 2010
600,000	600,000	0.76	April 27, 2010
75,000	75,000	0.55	July 19, 2010
40,000	40,000	1.25	May 12, 2011
20,000	20,000	1.25	September 15, 2011
1,145,000	1,145,000	1.10	October 4, 2011
25,000	25,000	1.45	December 4, 2011
750,000	750,000	1.11	January 12, 2012
40,000	40,000	1.15	March 5, 2012
210,000	140,000	0.84	November 19, 2012
60,000	60,000	0.60	April 29, 2013
2,735,000	2,735,000	0.105	March 31, 2014
690,000	690,000	0.09	April 27, 2014
6,490,000	6,420,000

(d) Stock Purchase Warrants

The table below identifies stock purchase warrants outstanding at June 30, 2009 for the purchase of common shares of Revett Minerals and Revett Silver. The warrants of Revett Silver are exercisable into Class B common stock of Revett Silver, which in turn are exchangeable into common stock of the Company. During March 2009, 2,060,998 Revett Silver purchase warrants were converted into Revett Minerals purchase warrants at an exercise price of $1.00 and with an expiration date of September 30, 2010.

WARRANT SUMMARY TABLE

	Number	Exercise price	Expiry

Revett Silver (1)	993,661	US$ 1.00	To be determined
Revett Minerals	7,500,000	US$ 0.10	February 12, 2011
Revett Minerals	300,000	Can $0.50	October 20, 2011
Revett Minerals	2,060,998	US$ 1.00	September 30, 2010

(1) These warrants expire 18 months after Revett Silver becomes listed on a public stock exchange

9. Commitments and Contingencies

a) Federal Mine Safety and Health Act Violations

The U.S. Federal Mine Safety and Health Administration (“MSHA”) issued 53 safety related citations against a subsidiary of Revett Silver at various times in August 2007. These citations related to a rock fall which occurred at Troy on July 30, 2007. Three of these citations allege the subsidiary company was negligent with respect to certain operations or activities conducted while mining and two citations allege the subsidiary acted in reckless disregard for the safety of the employees at the mine. The Company disputes the allegations put forth by MSHA and is in the process of appealing the findings and fines. The Company has accrued its best estimate of possible penalties at June 30, 2009.

b) Reclamation

In accordance with the operating permit granted the Troy Mine, the Montana Department of Environmental Quality (“DEQ”) is periodically required to review the ultimate bonding requirements for the mine. The following table shows the changes in the reclamation liability for the six month period ended June 30, 2009.

	June 30, 2009	Dec. 31, 2008
	(unaudited)
Reclamation and remediation liability
beginning of period	$7,526	$7,141
Reduction in present value of liability due
to increase in mine life resulting from reserve additions	-	(205)
Accretion expense, year to date	319	590
Ending balance	$7,845	$7,526

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

(3) Ivins litigation

Revett Silver and the Company have been served with a lawsuit for damages in the amount of $18 million by the estate of an employee who, in July 2007, was fatally injured during an isolated rock fall incident while he was working underground at the Troy mine. The Company plans on vigorously defending itself against the claim brought and damages sought. As the outcome of this action and any amounts payable are not determinable, no amounts have been accrued at June 30, 2009 in respect of this action. Counsel has been engaged to contest the claims and the Company’s insurance carrier has agreed to join in the defense of this claim, including paying the legal costs.

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

d) Kennecott Royalty Option

Kennecott has the right to acquire a 2% net smelter return royalty from the sale of metals from a defined area of the Company’s Rock Creek property at any time until the later of: (1) one year after the Rock Creek Project achieves 80% of designed commercial capacity production or (2) December 31, 2015. Kennecott is required to surrender the 2,250,000 common shares of the Company it owns in order to acquire this royalty. The royalty terminates upon Kennecott’s recovery of $8 million in total royalty payments, plus an adjustment related to changes in the consumer price index.

10. Financial Instruments

The Company may be exposed to credit risk on copper and silver forward contracts if its counterparty were not to honor its contractual commitment at settlement. The Company attempts to manage this risk by contracting only with reliable and reputable third parties known personally to management. At June 30, 2009, the Company had forward contract to sell 1,400 tonnes of copper at a weighted average price of $4,532 per tonne ($2.06 per pound) maturing at various dates from July 2009 to January 2010 and 350,000 ounces of silver at a weighted average price of $14.39 per ounce maturing at various dates from July 2009 to January 2010. These forward sales contracts have been designated as normal purchase and sales agreements as the contracts are with the Company’s customer whom regularly purchases the Company’s concentrates. As these contracts have been designated as normal purchase and sale contracts, these contracts have not been marked to market at June 30, 2009. The fair value of these contracts is a loss of $0.3 million as at June 30, 2009.

The carrying values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of capital lease obligations approximate fair market values as they are based on market rates of interest.

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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	June 30,	Dec. 31,
	2009	2008

Total assets under Canadian GAAP	$71,142	$77,942
Adjustment to property, plant and equipment for
acquisition of non controlling interest (e)(ii)	4,229	-
Total assets under US GAAP	$75,371	$77,942

Liabilities and non controlling, interest
under Canadian GAAP	$22,183	$29,745
Non-controlling interest (e)(ii)	(528)	(5,253)
Adjustment to future tax liabilities for
acquisition on non controlling interest(e) (ii)	1,254	-
Shares redeemable at option of holder (a)	676	1,076

Liabilities, under US GAAP	$23,585	$25,568

	June 30,	Dec. 31,
	2009	2008

Shareholders’ equity, under Canadian GAAP	$48,959	$48,197
Non-controlling interest	528	5,253
Adjustment to contributed surplus for
acquisition of non controlling interest (e)(ii)	2,750	-
Adjustment to deficit for additional depreciation
and income tax recovery (e)(ii)	225	-
Shares redeemable at option of holder (a)	(676)	(1,076)

Shareholders’ equity, under US GAAP	$51,786	$52,374

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) under
Canadian GAAP	$(1,024)	$75	$(1,884)	$1,482
Depreciation (e)(ii)	(140)	-	(140)	-
Income tax recovery	365	-	365	-
(e)(ii)
Net income (loss) and
comprehensive income
(loss) under US GAAP	(779)	$75	$(1,659)	$1,482

There are no material differences between Canadian GAAP and US GAAP with respect to total operating, financing or investing cash flows in the consolidated statement of cash flows, for any of the periods presented.

(a) Redeemable shares:

As at June 30, 2009, a shareholder owns 2,250,000 common shares of the Company which are redeemable, at the option of the holder, into a net smelter return royalty as described in note 9 (d). Under Canadian GAAP, the common shares are classified as equity and the value attributable to the royalty (which was not material on issue of the shares) would be classified as a liability. Under US GAAP, the full value associated with the redeemable shares of $0.7 million as at June 30, 2009 ($ 1,076 million at December 31, 2008) is classified as temporary equity.

During the six months ended June 30, 2009, 605,059 common shares and 728,274 Revett Silver Class B shares were converted to a royalty. As a result, for US GAAP purposes, the temporary equity reduced by $0.4 million and contributed surplus was increased by the same amount.

(b) Income taxes:

For Canadian GAAP purposes, future income tax assets and liabilities are calculated based on substantively enacted tax rates in effect in the periods when the temporary differences are expected to reverse. For US GAAP purposes, enacted tax rates are used to calculate future income tax assets and liabilities. For all periods presented, there were no differences between the tax rates used for Canadian and US GAAP purposes.

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

(c) Common share units:

Under Canadian GAAP, the proceeds received on issuance of units in November 2006, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be equity classified. The relative fair value of share purchase warrants issued in November 2006 was determined to be $1.0 million using the Black-Scholes method based on the following factors: risk free rate - 4.50%; volatility - 70%; expected life - 2.5 years; expected dividend yield - nil. Accordingly, under US GAAP, share capital as at June 30, 2009 and December 31, 2008 has been reduced and contributed surplus as at these dates has been increased by $1.0 million to reflect the relative fair values of the shares and warrants. As at June 30, 2009, all of the warrants have expired.

The $1.0 million was reclassified from contributed surplus to deficit as a result of adoption of EITF 07-05 (note 11(e)(iii)). As a result, there is no change in total shareholders’ equity arising from the warrants when reconciling Canadian GAAP to US GAAP.

(d) Stock option plan and compensation expense:

The weighed average intrinsic value of options exercised during the six months ended June 30, 2009 was nil (2008- nil). At June 30, 2009, the weighted average intrinsic value of options outstanding and exercisable was nil and nil respectively.

At June 30, 2009, the total unrecognized compensation cost related to unvested stock options is $0.01 million. This cost is expected to be recognized over the next four months.

At June 30, 2009, Revett Silver had 915,000 stock options outstanding. The weighted averaged exercise price of Revett Silver options granted and exercisable is $0.75 per share. All options granted have vested. As at June 30, 2009 the estimated intrinsic value of the options granted and vested was nil.

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

(ii) In December 2007, FASB issued SFAS N0. 160 “Non Controlling Interests in Consolidated Financial Statements - an amendment of No. ARB 51” and is effective for the Company on January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of the standard requires that for US GAAP purposes non controlling interest be classified as equity where as for Canadian GAAP, it is classified between liabilities and equity. Also, income (loss) before non-controlling interest, non-controlling interest and net income (loss) for US GAAP purposes would be labeled net income (loss), net income (loss) attributable to non-controlling interest and net income (loss) attributable to the Company, respectively.

The acquisition of the non-controlling interest during the six months ended June 30, 2009 would be accounted for as an equity transaction rather than a step acquisition using the purchase method for US GAAP purposes. Accordingly, for US GAAP purposes, a reduction of mineral property, plant and equipment of $4.4 million and a reduction of the future income tax liability of $1.6 million recorded for Canadian GAAP purposes would not be made under US GAAP and instead $2.7 million would be included in contributed surplus. In addition, under US GAAP, additional depreciation expense of $0.1 million and income tax recovery of $0.4 million is recognized for the three and six months ended June 30, 2009.

The following table shows the changes in the non-controlling interest during the six months ended June 30, 2009:

	June 30	December 31
	2009	2008
	(unaudited)
Balance beginning of period	$5,253	$8,175
Income (loss) attributable to non-controlling interest	(340)	661
Acquisition of non-controlling interest	(4,385)	(3,583)
Balance end of period	$528	$5,253

The following table shows the effect of changes to the Company’s interest in Revett Silver on shareholders’ equity attributable to the Company:

	Six months ended June 30,
	2009	2008

Net loss attributable to the Company	$(1,659)	$1,482
Increase in contributed surplus on

acquisition of non-controlling interest	2,750	-
Change in equity attributable to the Company	$(1,091)	$1,482

(iii) In June 2008, the EITF reached a conclusion in EITF 07-05 that an equity-linked financial instrument would not be considered indexed to the Company’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The determination of whether an equity-linked financial instrument is indexed to an entity’s own stock is not affected by the currency or currencies in which the underlying shares trade. The guidance is effective for financial statements beginning on January 1, 2009. The adoption of EITF 07-05 resulted in no material impact on the balance sheet or statement of operations as the fair value of the outstanding warrants as at January 1, 2009 and at June 30, 2009 was nominal. However, certain warrants related to a previous Unit offering had an assigned value of $1.0 million (note 11 (c)) for US GAAP purposes recognized in contributed surplus. On adoption of EITF 07-05, this amount was reclassified from contributed surplus to a liability at its fair value on January 1, 2009 of $NIL resulting in a reduction in contributed surplus and opening deficit of $1.0 million on adoption of EITF 07-05 effective January 1, 2009.

(iv) In June 2009, the FSP FAS No. 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments, amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principle Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim financial statements. The Company has provided the required disclosures in Note 10.

Management’s Discussion and Analysis of Financial Condition and Results of Operations as at August 14, 2009

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month and six month periods ended June 30, 2009 should be read in conjunction with the unaudited consolidated interim financial statements and notes as at June 30, 2009 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2008 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian generally accepted accounting principles. Material differences between Canadian and US GAAP are disclosed in note 11 of the unaudited consolidated interim financial statements

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three and Six Months Ended June 30, 2009

As at August 14, 2009, the Company’s principal assets consisted of a 96.7% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 96.7% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

For the six month period ended June 30, 2009, Revett Minerals reported a net loss after taxes and non-controlling interest of $1.9 million or $0.02 per share compared to net income after taxes and non-controlling interest of $1.5 million or $0.02 per share for the six months ended June 30, 2008. The primary reason for loss in the first half of 2009 as compared to 2008 is lower copper and silver prices. For the six months ended June 30, 2009, the LME copper price averaged $1.83 per pound and LME silver price averaged $13.17 per ounce as compared to 2008 prices of $3.68 per pound for copper and $17.43 per ounce for silver. The average copper price dropped by approximately 51% while silver price decreased by approximately 25%. Although copper and silver quantities sold during the first half of 2009 were slightly higher than in 2008, the lower prices resulted in lower revenues by approximately $10.6 million.

For the three months ended June 30, 2009, the Company reported a net loss after taxes and non-controlling interest of $1.0 million or $0.01 per share compared to a net income of $0.1 million or $0.00 per share for the three months ended June 30, 2008. Cost of sales is 26% lower in the 2nd quarter 2009 as compared to the same period in 2008 due to a concerted effort by management to reduce costs resulting in lower labor, fuel and steel costs. During the three months ended June 30, 2009, LME copper prices averaged $2.11 per pound and LME silver averaged $13.73 per ounce compared to $3.83 per pound for copper and $17.17 per ounce for silver during the same period in 2008 resulting in lower revenues by $5.7 million.

Results of Operations for the Three and Six Months Ended June 30, 2009 Compared to the Same Period in 2008.

The major highlights for the three and six months ended June 30, 2009, included:

  Troy (100% basis) achieved improved mill throughput averaging 3,932 tons per day compared to 3,645 tons per day in the second quarter of 2008;
  Troy (100% basis) produced 2.4 million pounds of copper and 301,770 ounces of silver during the three months ended June 30, 2009 compared to 2.4 million pounds of copper and 259,847 ounces of silver in the second quarter of 2008;
  The Company continued efforts to streamline its corporate structure with the exchange of 22,698,150 common shares for an equivalent number of Revett Silver Class B common shares during the first half of 2009. The Company now owns 96.7% of the issued and outstanding Class B common shares of Revett Silver.
  During the first six months of 2009, the Troy mill throughput improved to averaging 3,871 tons per day compared to 3,489 tons per day in the first half of 2008, an 11% improvement.
  For the six month period ended June 30, 2009, Troy produced 4.7 million pounds of Copper and 622,919 ounces of silver compared to 4.5 million pounds of copper and 491,759 ounces of silver over the same period in 2008.

Concentrate sales during the second quarter of 2009 consisted of 2.3 million pounds of copper and 283,009 ounces of silver compared to 2.5 million pounds of copper and 253,523 ounces of silver during the second quarter of 2008.

Operating Results:

The table below illustrates certain key operating statistics for Troy (100% basis) for the three months ended June 30, 2009, with a comparison to the same three month period in 2008.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Tons milled	349,925	331,698
Tons milled per day	3,932	3,727
Copper grade (%)	0.39	0.41
Silver grade (opt)	1.01	0.87
Copper recovery (%)	84.0	87.9
Silver recovery (%)	86.0	90.05
Copper produced (lbs)	2,284,770	2,388,947
Silver produced (ozs)	301,770	259,847

Production during the second quarter of 2009 was significantly improved at 3,932 tons per day, an 8% improvement over the second quarter of 2008 at 3,645 tons per day. With the increase in tons mined and improved silver grade at 1.01 ounces per ton, metal production improved to 301,770 ounces of silver and 2,417,606 pounds of copper as compared to 259,847 ounces of silver and 2,388,947 pounds of copper in 2008. An extensive employee training program was instituted in 2008 which has resulted in productivity improvements in the first half of 2009. Ore grades remain slightly lower than estimated life of mine averages due to mining more quantity of ore from the lower grade area known as the lower quartzite. Mill recoveries remain good but slightly lower than plan due to a higher percentage of non-sulfide ores milled at 86% for silver and 84% for copper compared to expected recoveries of 88.5% for silver and 87.0% for copper. The table below illustrates the variation of operating costs per ton milled.

	Q2.09	Q1.09	Q4.08	Q3.08	Q2.08	Q1.08
Tons milled	349,925	339,171	354,190	321,696	331,698	299,863
Cost per ton milled ($)	19.09	18.69	26.40	26.83	26.86	28.39

As shown in the table, operating costs have also improved significantly with a 29% decrease realized in the second quarter of 2009 as compared to 2008.

Financial Results for the three months ended June 30, 2009:

a)

Revenue: For the second quarter of 2009 compared to the second quarter of 2008, revenue decreased from $13.4 million to $7.6 million primarily due to the decrease in the prices of copper and silver. During the quarter ended June 30, 2009, the LME prices of copper and LME silver averaged $2.11 per pound and $13.73 per ounce, respectively, compared to average prices of $3.83 per pound and $17.17 per ounce, respectively in the second quarter of 2008. This lower metals pricing resulted in a decrease in revenue of approximately $5.7 million.

b)

Cost of Goods Sold: The cost of goods sold associated with the second quarter revenue was $ 7.0 million, a decrease of $2.5 million (a 26% improvement) over the same period in 2008. The main reasons for the improved operating cost in the second quarter of 2009 were lower labor costs due to a 10% pay reduction for all workers at the mine, lower cost of consumables such as fuel, explosives and milling reagents and other milling consumables. In addition, employees have been successful in reducing consumption of consumables through increased operating efficiencies and a continued focus on obtaining the lowest costs possible.

c)

Depreciation and depletion: For the second quarter of 2009, these non cash charges were higher than the first quarter of 2008, because of an increase year over year in the total cost of equipment being depreciated. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and an increase in mill throughput also resulted in higher depreciation.

d)

Exploration and development: This expense decreased by $0.9 million because the Company has elected to defer its exploration program for 2009 and spending at Rock Creek was significantly lower in 2009 than it was in 2008 due to efforts to conserve cash.

e)

General and administration costs: The decrease in corporate administration costs in the second quarter of 2009 over the comparable quarter in 2008 was mainly due to a twenty percent pay cut by corporate management and efforts to reduce all spending in order to conserve cash.

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy, which increases as the amount of the liability increases.

g)

Income (loss) from operations: The lower metal pricing more than offset the decrease in costs. Revenues were $5.8 million lower in 2009 compared to the same period in 2008 while costs were reduced by $3.8 million. The net result was the Company recording $1.0 million in loss from operations compared to income from operation in 2008 of $0.9 million.

h)

Other Expenses: There was a $0.02 million foreign exchange gain on the cash and investments held in Canada and denominated in Canadian dollars and net interest expense of $0.07 million in the second quarter of 2009.

i)

Income taxes: For the three month period ended June 30, 2009, the Company reported an income tax recovery of nil as its future income tax liability has been eliminated as a result of various transactions and the Company has concluded that it is not “more likely than not” that the benefit of its tax losses will be realized.

j)

Non-controlling interest: The non-controlling interest recovery of $0.03 million represents the after tax share of Revett Silver’s loss attributable to the Class B shareholders of Revett Silver. This charge changes as Revett Silver’s income changes and it is reduced as Revett Minerals ownership in Revett Silver increases.

k)	Net earnings: The Company recorded net loss of $1.0 million or $0.01 per share for the second quarter compared to net income of $0.074 million or $0.00 per share in the second quarter of 2008.

Summarized Financial Results by Quarter

	2009 Q2	2009 Q1	2008 Q4	2008 Q3	2008 Q2	2008 Q1	2007 Q4	2007 Q3	2007 Q2
Cu Production (million lbs)	2.4	2.3	2.7	2.5	2.1	2.2	1.1	1.8	3.5
Ag Production (000’s ozs)	302	321	380	302	260	232	127	196	372
Total Sales (000’s $)	7,638	7,139	3,101	7,430	13,377	12,034	3,130	9,136	15,903
Net Income (000’s $)	(1,024)	(859)	(5,193)	(2,980)	75	1,407	(3,037)	(120)	3,727
EPS- Basic ($)	(0.01)	(0.01)	(0.07)	(0.04)	0.00	0.02	(0.04)	(0.00)	0.05
EPS- Fully diluted ($)	(0.01)	(0.01)	(0.07)	(0.04)	0.00	0.02	(0.04)	(0.00)	0.05
Cash and Cash Equivalents & s/t Investments ending (000’s $)	3,256	973	1,633	11,479	13,106	9,540	18,010	26,012	27,639
Total Assets ending (000’s $)	71,142	71,071	77,942	90,187	91,563	89,519	94,611	100,329	102,398
Total liabilities ending (000’s $)	21,655	20,826	24,492	28,943	26,264	24,801	32,365	33,959	36,318
Total Equity ending (000’s $)	48,959	49,270	48,197	53,306	56,227	56,114	54,071	56,017	55,984

Operating Results for the six months ended June 30, 2009 and 2008:

The table below illustrates certain key operating statistics for Troy (100% basis) for the six months ended June 30, 2009, with a comparison to the same six month period in 2008.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Tons milled	689,096	631,561
Tons milled per day	3,871	3,489
Copper grade (%)	0.39	0.41
Silver grade (opt)	1.04	0.87
Copper recovery (%)	85.0	87.2
Silver recovery (%)	86.0	89.6
Copper produced (lbs)	4,734,308	4,518,469
Silver produced (ozs)	622,919	491,759

Production during the first half of 2009 was much improved at 3,871 ton per day, an 11% improvement over the first half of 2008 at 3,489 tons per day. With the increase in tons mined and improved silver grade at 1.04 ounces per ton, metal production improved to 622,919 ounces of silver and 4,734,308 pounds of copper as compared to 491,759 ounces of silver and 4,518,469 pounds of copper in 2008. An extensive employee training program was instituted in 2008 which has resulted in productivity improvements in the first half of 2009. Copper ore grades remain slightly lower than estimated life of mine averages due to mining more quantity of ore from the lower grade area known as the lower quartzite.

Financial Results for the six months ended June 30, 2009:

b)

Revenue: For the first half of 2009 compared to the first half of 2008, revenue decreased from $25.4 million to $14.8 million primarily due to the decrease in the price of copper and silver. During the six months ended June 30, 2009, the LME price of copper and silver averaged $1.83 per pound and $13.17 per ounce, respectively, compared to average prices of $3.68 per pound and $17.43 per ounce, respectively in the first half of 2008. This lower metals pricing resulted in a decrease in revenue of approximately $10.6 million.

b)

Cost of Goods Sold: The cost of goods sold associated with the first half 2009 revenue was $ 13.9 million, a decrease of $3.9 million (a 22% improvement) over the same period in 2008. The main reasons for the improved operating cost in the first half of 2009 were lower labor costs due to a 10% pay reduction for all workers at the mine, lower cost of consumables such as fuel, explosives, milling reagents and other milling consumables. In addition, employees have been successful in reducing consumption of consumables through increased operating efficiencies and a continued focus on obtaining the lowest costs possible.

c)

Depreciation and depletion: For the first half of 2009, these non cash charges were higher than the first half of 2008, because of an increase year over year in the total cost of equipment being depreciated. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and an increase in mill throughput also resulted in higher depreciation.

d)	Exploration and development: This expense decreased by $1.2 million because the Company has elected to defer the majority of its exploration program for 2009 and spending at Rock Creek was significantly lower in 2009 than it was in 2008 due to efforts to conserve cash.

e)

General and administration costs: The decrease in corporate administration costs in the first half of 2009 over the comparable quarter in 2008 was mainly due to a twenty percent pay cut by corporate management and efforts to reduce all spending in order to conserve cash.

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy which increases as the liability increases.

g)

Income(loss) from operations: The lower metal pricing more than offset the decrease in costs. Revenues were $10.6 million lower in the first half of 2009 compared to the same period 2008 while costs were reduced by $5.5 million. The net result was the Company recording $2.4 million in loss from operations compared to income from operation in 2008 of $2.8 million.

h)

Other Expenses: There was a $0.006 million foreign exchange loss on the cash and investments held in Canada and denominated in Canadian dollars and net interest expense of $0.1 million in the first half of 2009.

i)

Income taxes: For the six month period ended June 30, 2009, the Company reported an income tax recovery of $0.3 million which arose from the recognition of certain deferred tax assets, principally net operating loss carry forwards, that were not previously recognized and the on-going amortization of the fair market purchase price adjustment to property, plant and equipment. As the Company’s future income tax liability has been eliminated through various transactions and it is not “more likely than not” that the benefit of the Company’s tax assets will be realized, no future tax assets have been recognized.

j)

Non-controlling interest: The non-controlling interest recovery of $0.3 million represents the after tax share of Revett Silver’s loss attributable to the Class B shareholders of Revett Silver. This charge changes as Revett Silver’s income changes and it is reduced as Revett Minerals ownership in Revett Silver increases.

l)	Net earnings: The Company recorded net loss of $1.9 million or $0.02 per share for the first half of 2009 compared to net income of $1.5 million or $0.02 per share in the first half of 2008.

Financing Activities

During the first quarter of 2009 the Company entered into a capital lease for the purchase of a CAT haul truck with a value of $1.3 million which is being financed over a six year period. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more
Note payable	4,292	4,292		-	-
Royalty payable	1,572	1,572
Capital lease obligations	2,049	677	1,016	356
Long term Reclamation
costs	13,320	-	-	-	13,320
Total contractual
obligations	21,233	6,541	1,016	365	13,320

Revett Silver has also entered into three different operating leases for a total of 54 rail cars at an average cost of $458 per car per month. The leases have different terms, the first lease for 33 cars expiring May 2011, the second lease for 15 cars expires in February 2010 and the final lease for 6 cars expires in May 2010.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At June 30, 2009, working capital was a negative $3.7 million and cash and cash equivalents was $3.3 million. At June 30, 2009, net concentrate receivable was $1.9 million.

As a result of significant decreases in both copper and silver prices and the Company’s lack of working capital, the Company was unable to repay its customer for some of its concentrate sold prior to December 31, 2008, upon final settlement. On January 23, 2009, the Company issued a senior floating rate note in the principal amount of $4.3 million related to amounts owing for shipments from November 2008 and prior periods. The outstanding principal of the Note was originally due on June 30, 2009 but was extended to August 31, 2009. Using copper and silver prices at June 30, 2009, the Company estimates it would generate a modest positive cash flows, however the Company may not be in position to pay off the $4.3 million note that is due on August 31, 2009 or the $1.6 million in royalty currently owing unless alternative financing is secured.

Further price declines in copper and silver could further erode the Company’s cash and working capital position and although it is currently investigating means of raising additional capital with potential lenders and investors, no assurance may be given if these efforts will prove successful. Given market conditions in 2009, it may be difficult for the Company to secure sufficient external financing to meet its obligations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending have been placed on hold. Furthermore, the Company does not have sufficient cash to undertake any activities at Rock Creek at this time.

In February 2009, the Company completed a private placement of 10,000,000 units (each unit consisting of one share of common stock and three quarters of one common stock purchase warrant) and realized gross proceeds of $0.6 million. If fully exercised, the warrants would result in the issuance of 7,500,000 additional shares of common stock. The exercise price for a full warrant is $0.10 and the warrants expire on February 13, 2011.

In April 2009, under an existing Shareholder Participation Rights Agreement, the Company completed a private placement of 3,855,558 shares and realized gross proceeds of approximately $0.3 million.

In May of 2009, the Company requested and received $1.0 million from its commutation account (restricted cash account) which is administered by its insurance bonding company. The Company requested its bonding company to reimburse for the final reclamation costs incurred over the last four years.

Off Balance Sheet Arrangements

During 2002, Kennecott and Revett Silver agreed to amend the February 21, 2000 Asset Purchase and Sale Agreement pursuant to which Revett Silver acquired Kennecott’s interest in Troy and Rock Creek. Among other things, the amendment granted Kennecott the right to acquire a 2% net smelter return royalty from the sale of metals from a defined area of the Company’s Rock Creek property at any time until the later of: (i) one year after Rock Creek achieves 80% of designed commercial production capacity or, (ii) December 31, 2015. The amendment requires Kennecott to surrender 2,250,000 common shares of the Company previously issued for this royalty. The royalty terminates upon Kennecott’s recovery of $8 million in total royalty payments, plus an adjustment related to changes in the consumer price index.

In October 2004, Revett Silver sold Royal Gold 1,333,333 common shares for gross proceeds of $1.0 million. Royal Gold had the right to convert these common shares into a perpetual, non-participating 1% net smelter return royalty from production from Rock Creek. On January 5, 2009, Royal Gold exercised its right and converted these common shares into a perpetual, non-participating 1% net smelter return royalty from production from Rock Creek.

Related Party Transactions

There were no related party transactions during the first six months of 2009.

Proposed Transactions

In accordance with the Agreement and Plan of Reorganization approved by the shareholders of Revett Silver, Revett Silver anticipates it may either redeem its Class B common shares for cash or exchange them for common shares of Revett Minerals. In March 2009, Revett Silver shareholders exchanged 20,553,500 Class B common shares of Revett Silver for a like number of common shares of Revett Minerals, which increased Revett Minerals ownership in Revett Silver to 94.2% . In June 2009, Revett Silver shareholders exchanged 2,144,650 Class B common shares of Revett Silver for a like number of common shares of Revett Minerals, which increased Revett Minerals ownership in Revett Silver to 96.7% . As at June 30, 2009, there are 2,885,337 Revett Silver Class B common shares outstanding.

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

We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2009, we had negative working capital of approximately $3.7 million, which may not be sufficient to meet our planned business objectives. The Company has entered into an agreement with its customer to defer payment of $4.3 million until August 31, 2009. At current copper and silver prices the Company would be able to generate a modest positive cash flow but would not be able to pay off the note payable or the $1.6 million in royalty payments owing. Management recognizes that the Company will need to generate additional financial resources in order to meet its objectives. If the Company is not able to generate positive cash flows and profits or obtain adequate additional financing, it will be required to curtail operations and exploration activities. Furthermore, its inability to continue as a going concern would require it to restate its assets and liabilities on a liquidation basis, which could differ significantly from the going concern basis.

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over four years and have not yet attained a significant level of earnings. In 2008, we incurred a loss of $6.7 million on revenues of $35.9 million. In 2007, we earned approximately $0.9 million on revenues of approximately $39 million. In 2006, we incurred a loss of approximately $1.7 million on revenues of approximately $31.4 million, and in 2005 we incurred a loss of approximately $2.9 million on revenues of approximately $21.1 million. Our loss in 2008 was primarily a result of a rapid decrease in copper and silver pricing during the second half of 2008 and lower than expected metals production. Our losses in 2006 and 2005 were partially attributable to the fact that production levels at Troy had not attained projected levels due to geotechnical problems, a shortage of skilled employees, problems in obtaining necessary repair parts for its equipment, and other factors common to underground hard rock mining operations. This ongoing shortfall in production has resulted in higher than anticipated operating costs.

Environmental challenges could prevent us from ever developing Rock Creek. Our proposed development of Rock Creek has been challenged on environmental grounds by several regional and national organizations at various times subsequent to the Forest Service’s issuance of an administrative record of decision approving our plan of operation in 2003. Some of these challenges are substantial and ongoing, and allege violations of the procedural and substantive requirements of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek, including ESA, NEPA, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Forest Service Organic Act of 1897, and the Administrative Procedural Act. Although we have generally been successful in addressing most of the environmental challenges to our operations, we cannot predict with any degree of certainty how the pending challenges will be resolved. Rock Creek is potentially the more significant of our two mining assets. Continued

court challenges to the record of decision and its accompanying biological opinion will inevitably delay us from proceeding with our planned development, and a successful challenge to either could prevent us from developing the project at all. If we are successful in defending these challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek.

Our reclamation liability at Troy could be substantial. In acquiring Troy, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.9 million performance bond to ensure that sufficient funds would be available to meet these obligations. We are currently preparing a revised reclamation and restoration plan for Troy, which, when completed, may result in changes to the estimated reclamation and restoration costs and the amount of the performance bond. One of the key issues that has yet to be resolved is the extent to which we may be required to treat water from Troy after mining operations have ceased. Another issue is whether we are required to prepare and file an EIS in conjunction with any action taken with respect to our revised reclamation plan. We have advised the DEQ that we will fund the cost of an EIS, but believe the study should be postponed until such time as mining operations at Troy are actually projected to cease and more current information concerning the scope of any required remediation is known. We do not presently know whether our revised plan will actually result in increased reclamation and restoration costs at Troy. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production, and in the case of Troy, could include provisions requiring us to perpetually treat all of the discharged water from the mine. These factors could result in the imposition of a higher performance bond. Further, our reclamation and restoration liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the amount of the bond would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on the Company’s financial condition.

We presently do not have the financial resources to develop Rock Creek. At June 30, 2009 we had cash and cash equivalents and short term investments of approximately $3.3 million. At this time we do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $220 to $270 million and could change materially.

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

In December 2007, FASB issued SFAS N0. 160 “Non Controlling Interests in Consolidated

Financial Statements - an amendment of No. ARB 51” and is effective for the Company on January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard requires that for US GAAP purposes non controlling interest be classified as equity where as for Canadian GAAP, it is classified between liabilities and equity. FAS 160 also affected the accounting for the acquisition of the non-controlling interest in March, 2009.

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

In June 2008, the EITF reached a conclusion in EITF 07-05 that an equity-linked financial instrument would not be considered indexed to the Company’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The determination of whether an equity-linked financial instrument is indexed to an entity’s own stock is not affected by the currency or currencies in which the underlying shares trade. The guidance is effective for financial statements beginning on January 1, 2009. The adoption of EITF 07-05 did not have a material impact on the balance sheet or statement of operations as the fair value of the warrants at January 1, 2009 adoption and at June 30, 2009 was nominal. However certain warrants related to a previously issued Unit offering have an assigned value of $1.0 million (note 10 (c)) for U.S. GAAP purposes recognized in contributed surplus. This amount has been reclassified as a liability and subsequently revalued to a fair value of $NIL resulting in a charge to opening deficit of $1.0 million on adoption at January 1, 2009.

In June 2009, the FSP FAS No. 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments, amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principle Board Opinion No. 28, Interim Financial

Reporting, to require disclosures about fair value of financial instruments in interim financial statements. The Company has provided the required disclosures in Note 10 of the consolidated interim financial statements.

Future accounting changes

In February 2008, the Canadian Accounting Financial Standards Board confirmed that Canadian public companies will be required to adopt International Financial Reporting Standards (IFRS) for fiscal years beginning on or after January 1, 2011. The adoption of IFRS will require the Company to change certain accounting policies and disclosures. The Company is in the process of evaluating the impact of adopting IFRS for its financial statements. As an alternative, the Company is considering the adoption of US GAAP.

Financial Instruments

Hedging Activities

The Company fair values the amount of silver and copper in concentrate for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses Comex commodity futures market prices at each month end to estimate these expected prices. At June 30, 2009, the Company had 528,718 pounds of copper and 68,186 ounces of silver with prices not yet fixed. The fair value revenue adjustment as at June 30, 2009 was a loss of $0.07 million and is recorded in accounts receivable at June 30, 2009 with the corresponding loss recorded in the statement of operations. Considerable judgment is required to interpret market data and to develop the estimates of fair value for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

Other Instruments

At June 30, 2009, the Company had one forward contract to sell 200 tons of copper at a price of $4,037 per ton maturing in July 2009; six forward contracts to sell a total of 1,200 tons of copper at a price of $4,615 per ton maturing between August 2009 and January 2010; one forward contract to sell 50,000 ounces of silver at a price of $15.55 per ounce maturing in July 2009; six forward contracts to sell a total of 300,000 ounces of silver at a price of $14.20 per ounce maturing between August 2009 and January 2010. The Company has elected not to recognize the fair value of these fixed pricing contracts in accordance with the normal sales exception allowed in FAS 133.

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

Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, the economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $3.23 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $15.02. Currently the prices for both metals are at or near $2.27 per pound for copper and $14.65 per ounce for silver. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

During the six months ended June 30, 2009, the Company delivered and sold 4.5 million pounds of copper and 580,220 ounces of silver. Based upon these metals sales levels, a $0.50 change in the price of each metal would have changed revenue by $2.2 million.

A substantial portion of the Company’s cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $0.4 million of the Company’s short term investments are in savings deposits by a major Canadian chartered bank and are denominated in Canadian dollars which exposes the Company to some foreign exchange risk.

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

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at June 30, 2009 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

Changes in Internal Controls. During the first half of 2009, the Company rehired its tax expert to review the quarter end income tax recovery. During the fourth quarter of 2008, the Company, in its efforts to conserve cash, did not hire this tax expert and a material weakness was noted during our December 31, 2008 assessment which was reported by management in its year end management’s discussion and analysis.

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

Tammy K. Ivins, Individually and as Personal Representative of the Estate of Michael E. Ivins, Deceased, Plaintiffs, vs. Revett Minerals Inc., a Foreign Corporation for Profit; Revett Silver

Company, a for Profit Corporation; and Does A-Z, Inclusive, Defendants. This action arises from the isolated rock fall incident and resulting fatality that occurred at Troy on July 30, 2007. The complaint alleges causes of action based on negligence, failure to provide a safe work place, strict liability for abnormally dangerous activity, and intentional and malicious acts or omissions and seeks compensatory damages in the amount of $8,000,000 and punitive damages in the amount of $10,000,000. We have engaged counsel to contest the claims and the Company’s insurance carrier has agreed to join in the defense of this claim, including the paying the legal costs.

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

REVETT MINERALS INC.

Date: August 15, 2009	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: August 15, 2009	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer