Form 10-Q
period 2009-09-30
Revett Minerals Inc.
filed 2009-11-13
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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

At November 13, 2009, 123,067,147 shares of common stock were issued and outstanding.

Revett Minerals Inc.
Form 10-Q
QUARTER ENDED September 30, 2009

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at September 30, 2009 and December 31, 2009
(expressed in thousands of United States dollars)

	September 30,	December 31,
	2009	2008
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$2,515	$1,633
Concentrate settlement and other receivable	1,986	224
Income taxes receivable	-	99
Inventories (note 4)	3,230	3,695
Prepaid expenses and deposits	231	341
Total current assets	7,962	5,992
Property, plant, and equipment (net) (note 5)	54,198	63,228
Restricted cash	6,625	7,597
Other long term assets	1,007	1,125

Total assets	$69,792	$77,942

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$2,954	$3,532
Payroll liabilities	1,052	1,251
Income, property and mining taxes	1,464	1,060
Concentrate settlement payable	-	1,965
Other accrued liabilities	2,101	1,093
Current portion of long term debt (note 7)	1,310	1,569
Total current liabilities	8,881	10,470

Long-term portion of debt (note 7)	3,150	579
Reclamation and remediation liability (note 9 (b))	8,006	7,526
Future income taxes	-	5,917
Total liabilities	20,037	24,492

Non controlling interest	498	5,253

Shareholders' equity
Preferred stock, no par value, unlimited authorized,
nil issued and outstanding
Common stock, no par value unlimited authorized,
119,492,679 (2008- 75,210,697) shares issued and outstanding (note 8(a))	59,674	56,899
Warrants (note 8 (a))	863	-
Contributed surplus	2,500	1,788
Deficit	(13,780)	(10,490)
	49,257	48,197
Basis of presentation and going concern (note 1)
Commitments and contingencies (note 9)
Subsequent events (notes 7 and 12)

Total liabilities and shareholders’ equity	$69,792	$77,942

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations
Three and nine months ended September 30, 2009 and 2008
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues	$7,310	$7,430	$22,087	$32,841
Expenses:
Cost of sales (note 4)	7,161	8,881	21,105	26,674
Depreciation and depletion	540	459	1,801	1,305
Exploration and development	109	546	258	1,856
General & administrative	586	2,183	2,041	4,558
Accretion of reclamation and remediation liability	160	147	480	442
	8,556	12,216	25,685	34,835
Loss from operations	(1,246)	(4,786)	(3,598)	(1,994)

Other income (expenses):
Interest expense	(244)	(90)	(423)	(458)
Interest and other income	37	104	81	543
Foreign exchange gain (loss)	17	(135)	13	(316)
Total other income (expenses)	(190)	(121)	(329)	(231)

Net loss before non-controlling interest and taxes	(1,436)	(4,907)	(3,927)	(2,225)

Income tax recovery (expense)	-	793	267	723

Net loss before non-controlling interest	(1,436)	(4,114)	(3,660)	(1,502)

Non-controlling interest	29	1,134	370	5

Net loss and comprehensive loss	$(1,407)	$(2,980)	$(3,290)	$(1,497)

Basic loss per share	$(0.01)	$(0.04)	$(0.03)	$(0.02)

Diluted loss per share	$(0.01)	$(0.04)	$(0.03)	$(0.02)

Weighed average number of shares outstanding	114,420,215	75,002,702	101,072,677	74,922,713

Weighted average number of diluted shares outstanding	114,420,215	75,002,702	101,072,677	74,922,713

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three and nine months ended September 30, 2009 and 2008
(expressed in thousands of United States dollars)
(unaudited)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Cash flows from operating activities:
Net loss for the period	$(1,407)	$(2,980)	$(3,290)	$(1,497)
Adjustment to reconcile net income to net cash used by
operating activities
Depreciation and depletion	540	459	1,801	1,305
Accretion of debt	8	-	8	-
Accretion of reclamation and remediation liability	160	147	480	442
Unrealized foreign exchange loss (gain)	(18)	133	(12)	316
Stock based compensation	77	57	295	176
Loss (gain) on disposal of fixed assets	-	(2)	-	65
Future income tax expense (recovery)	-	(576)	(205)	(723)
Non controlling interest	(29)	(1,134)	(370)	(5)
Accrued interest from reclamation trust fund	(11)	(24)	(49)	(177)
Amortization of prepaid insurance premium	35	31	118	99
Loss on extinguishment of debt (note 6)	152	-	152	-
Changes in:
Concentrate settlement and other receivables	(111)	1,628	(1,762)	(1,452)
Income taxes receivable	-	(99)	99	1,151
Inventories	135	(133)	465	(380)
Prepaid expenses and deposits	25	317	110	164
Accounts payable and accrued liabilities	108	3,498	1,974	5,237
Net cash provided (used) by operating activities	(336)	1,322	(186)	4,721

Cash flows from investing activities:
Proceeds of short term investments	-	-	-	3,955
Release of restricted cash	-	-	1,021	-
Other long term assets	-	-	-	-
Purchase of plant and equipment	(5)	(1,792)	(199)	(1,947)
Net cash provided (used) by investing activities	(5)	(1,792)	822	2,008

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	-	-	844	-
Repayment of debt	(200)	(814)	(200)	(8,203)
Repayment of capital leases	(218)	(210)	(410)	(786)
Net cash provided (used) by financing activities	(418)	(1,024)	234	(8,989)

Effects of foreign exchange on cash held
In foreign currencies	18	(133)	12	(316)

Net (decrease) increase in cash and cash equivalents	(741)	(1,627)	882	(2,576)
Cash and cash equivalents, beginning of period	3,256	13,106	1,633	14,055
Cash and cash equivalents, end of period	$2,515	$11,479	$2,515	$11,479

Supplementary cash flow information:
Cash paid for interest expense	$20	$151	$325	$702
Cash paid for income taxes	-	-	-	75
Non cash transactions:
Note payable in lieu of concentrate settlement payable	-	-	4,292	-
Common stock issued to acquire non-controlling interest	-	-	1,628	556
Common stock issued in connection with debt restructuring	1,002	-	1,002	-
Warrants issued in connection with debt restructuring (note 6)	622	-	622	-
Acquisition of plant and equipment under capital lease	-	255	1,082	338
Redemption of shares for a royalty interest	-	-	41	-

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Nine months ended September 30, 2009 and the year ended December 31, 2008
(expressed in thousands of United States dollars)
(unaudited)

	Common Shares			Contributed
	Shares	Amount	Warrants	Surplus	Deficit	Total
Balance, December 31, 2007	74,295,702	$56,315	$-	$1,556	$(3,800)	$54,071
Issued to acquire non controlling interest	707,000	556	-	-	-	556
Issued to settle severance obligations	207,995	28	-	-	-	28
Stock-based compensation on options
granted	-	-	-	232	-	232
Net loss for the period	-	-	-	-	(6,690)	(6,690)
Balance, December 31, 2008	75,210,697	$56,899	$-	$1,788	$(10,490)	$48,197

Issued to acquire non controlling interest
(note 3(a))	22,698,150	1,628	-	-	-	1,628
Shares issued for cash (note 8(a))	3,855,558	280	-	-	-	280
Issue of units (note 8(a))	10,000,000	323	241	-	-	564
Issue of shares and warrants on debt
restructuring (note 6)	8,333,333	1,002	622	-		1,624
Redemption of shares (note 3(b))	(605,059)	(458)	-	417	-	(41)
Stock-based compensation on options
granted	-	-	-	295	-	295
Net loss for the period	-	-	-	-	(3,290)	(3,290)
Balance, September 30, 2009	119,492,679	$59,674	$863	$2,500	(13,780)	$49,257

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

1. Basis of Presentation and Going Concern

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of September 30, 2009, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2009 and 2008. The operating and financial results for Revett Minerals for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Except as discussed in note 2 below, these unaudited interim financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s audited financial statements for the year ended December 31, 2008. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) for interim financial statements and accordingly, these interim financial statements do not include all the notes to the financial statements required in audited annual financial statements. These statements should be read in conjunction with the most recently completed audited annual financial statements and notes of the Company for the year ended December 31, 2008. Material differences between Canadian GAAP and generally accepted accounting principles in the United States (“US GAAP”) are disclosed in note 11. All currency is reported in United States dollars unless otherwise specified.

At September 30, 2009, the Company had negative working capital of $0.9 million and the Company incurred a loss for the nine months ended September 30, 2009 of $3.2 million. Future declines in the price of copper and silver could result in a further reduction in working capital and cash flows. These conditions raise doubt regarding the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternative means of raising additional capital with potential lenders and investors. However, no assurance can be given that these efforts will prove to be successful. Given current market conditions, the Company may experience difficulties in securing sufficient external financing to meet its obligations. Because of the Company’s need to conserve cash, limited discretionary capital spending and exploration spending has been employed. Furthermore, the Company does not have sufficient cash to undertake any significant activities at Rock Creek at this time.

The Company’s continuing operations and the underlying value and recoverability of the mineral property, plant and equipment of the Troy mine and the Rock Creek property are dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to profitability operate the Troy Mine, obtaining the continued forbearance of its creditors and/or the completion of additional financing in order to address its working capital deficiency, obtaining the necessary financing to complete exploration and development of the Rock Creek property, obtaining the necessary operating permits for the Rock Creek property and future profitable production or sufficient proceeds from the sale of the Rock Creek property. During the three months ended September 30, 2009, the Company restructured its note payable (note 6) and subsequent to September 30, 2009, the Company settled or restructured further obligations (note 7 and 12).

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

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

2. Change in Accounting Policies

a) New Accounting Standards:

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

(b) Future accounting standards:

In February 2008, the Canadian Accounting Financial Standards Board confirmed that Canadian public companies will be required to adopt International Financial Reporting Standards (IFRS) for fiscal years beginning on or after January 1, 2011. The adoption of IFRS will require the Company to change certain accounting policies and disclosures. The Company is in the process of evaluating the impact of adopting IFRS for its financial statements. As an alternative, the Company is considering the adoption of US GAAP as its reporting GAAP rather than IFRS.

3. Acquisition of Non-Controlling Interest and Conversion of Shares to Royalty:

(a) Acquisition of non-controlling interest:

During March 2009, the Company issued 20,553,500 of its common shares in exchange for an equal number of Class B common shares of Revett Silver Company (“Revett Silver”), increasing the Company’s interest in Revett Silver from 69.8% to 94.2% . The consideration was determined to be $1.4 million being the fair value of the Company’s common shares exchanged based on the quoted market value of the shares ($0.07 per share) and the applicable foreign exchange rate.

During June 2009, the Company issued a further 2,144,650 of its common shares in exchange for an equal number of Class B common shares of Revett Silver, increasing the Company’s interest in Revett Silver from 94.2% to 96.7% . The value of the consideration was determined to be $0.23 million being the fair value of the Company’s common shares exchanged based on the quoted market value of the shares ($0.11 per share) and the applicable foreign exchange rate.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

The transactions were accounted for as a step acquisition of the non-controlling interest using the purchase method. The purchase price was allocated as follows:

Cost of acquisition, at fair value of shares issued	$1,628

Non-controlling interest acquired	$4,282
Mineral property, plant and equipment	(8,332)
Future income taxes	5,678
$1,628

As the fair value of the consideration, being the market value of the common shares issued, was less than the carrying value of the net assets acquired, mineral property, plant and equipment was reduced by the excess. The reduction in the mineral property, plant and equipment was allocated to the individual categories of mineral property, plant and equipment for Troy and to the mineral property acquisition cost of Rock Creek on a pro-rata basis based on their carrying values.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

The conversion of the Revett Silver shares was accounted for as an acquisition of non-controlling interest similar to the transactions described in note 3(a). The acquisition cost, being the fair market value of the Company’s common shares into which the Revett Silver shares were convertible based on the quoted market value of those shares on the conversion date, was allocated as follows:

Cost of acquisition	$48

Non-controlling interest acquired	$103
Mineral property, plant and equipment	(89)
Future income tax asset	34
$48

4. Inventories

The major components of the Company’s inventory at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	Dec. 31, 2008
	(unaudited)
Concentrate inventory	$439	$380
Material and supplies	2,791	3,315
	$3,230	$3,695

Cost of goods sold for the three and nine months ended September 30, 2009 and 2008 is comprised of the following:

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
Nature of expense	September	September	September	September 30,
	30, 2009	30, 2008	30, 2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Raw materials and
consumables used	$2,779	$4,707	$8,078	$11,509
Labor costs	2,595	3,499	7,874	9,758
Other costs	1,777	928	5,212	5,665
Net change in concentrate
inventories	10	(253)	(59)	(258)
	$7,161	$8,881	$21,105	$26,674

Depreciation and depletion is included as depreciation and depletion expense in the statement of operations when the related inventory is sold.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

5. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at September 30, 2009 and December 31, 2008 are as follows:

	Sept. 30, 2009	Dec. 31, 2008
	(unaudited)
TROY:
Property acquisition and development costs	$6,437	$8,989
Plant and equipment	13,219	12,105
Buildings and structures	3,840	3,840
ROCK CREEK:
Property acquisition costs	34,656	40,044
OTHER, corporate	3,656	4,059
OTHER, mineral properties	118	118
	61,926	69,155
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(3,503)	(2,927)
Troy plant and equipment	(3,486)	(2,598)
Troy buildings and structures	(655)	(322)
Other corporate assets	(84)	(80)
	(7,728)	(5,927)
	$54,198	$63,228

No drilling costs were incurred and capitalized to convert mineral resources to reserves at the Rock Creek property and the Troy mine during the periods presented. As the result of acquisition of non-controlling interest and the royalty conversion (notes 3(a) and 3(b)) mineral property, plant and equipment was decreased by $8.4 million.

6. Note Payable

On January 23, 2009, the Company entered into a Senior Floating Rate Note (“Note”) for $4.3 million with an interest rate of LIBOR plus five percent with its primary concentrate sales customer which delayed the due date of concentrate settlement otherwise payable. Interest payments are due on the last day of each quarter. The outstanding principle balance of this Note was originally due on June 30, 2009 but was subsequently extended to August 31, 2009. In July of 2009, the Company made a $0.2 million principal payment. On August 24, 2009, the Company and its customer entered into an agreement to modify the terms of the note. Of the outstanding principal value of the note, $1.0 million was repaid through the issuance of 8.3 million common shares of the Company. The term of the remaining note payable of $3.1 million was extended with principal payments of $0.2 million due on December 31, 2009, $0.5 million payable on each June 30 and December 31 thereafter through December 31, 2011, and the remaining principal payment of $0.9 million due on June 30, 2012. The Company is also required to make additional payments equal to the amount by which the Company’s cash balance exceeds $3.0 million at the end of each quarter to a maximum payment of $0.5 million per

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

quarter, commencing with the March 31, 2010 quarter end. The interest on the note continues at LIBOR plus five percent. In addition, the Company issued warrants to purchase up to 10 million common shares of the Company at an exercise price of $0.20 per share with an expiry date of June 30, 2012. The fair value of the warrants was $0.6 million determined using the Black Scholes option pricing formula with the following assumptions: volatility of 96.17%; risk free interest rate of 1.81% and expected life of 2 years. The value of the warrants was allocated between the remaining principal amount of the note and the amount settled through the issuance of shares based on the relative fair value of each component. The amount allocated to the remaining principal value of $0.4 million has been netted against the remaining principal value of the note and is being amortized over the remaining life of the note using the effective interest method. The amount allocated to the debt settlement of $0.2 million was expensed. The Company has granted a first-priority mortgage on certain lands acquired for the Rock Creek project. If the lands are sold by the Company, the proceeds must be used to repay the note.

7. Long-term debt

At September 30, 2009 and December 31, 2008 the balance of the Company’s long term debt and capital lease obligations were as follows:

	Sept. 30, 2009	Dec. 31, 2008
	(unaudited)
Note payable, net of unamortized finance
costs of $463 (a)	$2,629	$-
Royal Gold royalty (b)	-	989
Capital leases	1,831	1,159
	4,460	2,148
Current portion	(1,310)	(1,569)
	$3,150	$579

(a) see Note 6

(b) In October 2004, Revett Silver, which is currently a 96.7% owned subsidiary of the Company, sold Royal Gold Inc. (“Royal Gold”) two royalties on production from the Troy Mine for $7.25 million (the “production payment”) and $0.25 million (the “Tail Royalty”), respectively. The production payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of production revenue to be received on proven and probable reserves existing for Troy as at October 13, 2004 or $10.5 million. The Tail Royalty is payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production revenue arising on between 100% and 115% of its proven and probable reserves which existed as at October 13, 2004 and then at the rate of 2% of production revenue on production revenues in excess of 115% of proven and probable reserves as at October 13, 2004. At September 30, 2009, the Company had not paid production payment royalty obligations owing totaling $1.6 million. This $1.6 million is included in accrued liabilities. On October 13, 2009, the Company and Royal Gold agreed to restructure the Tail Royalty in exchange for a payment from Royal Gold to the Company in the amount of $ 1.6 million. The Tail Royalty was restructured to a 3% gross smelter return payable over the life of the Troy Mine commencing with production on and after July 1, 2010. The Company used the $1.6 million proceeds from the restructuring of the Tail Royalty to repay the $1.6 million production payment royalty obligation.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

8. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At September 30, 2009, Revett Silver had 2,885,337 Class B common shares outstanding which are exchangeable by the holder into common shares of the Company, on a one for one basis. In addition, Revett Silver had 885,000 stock options and 993,661 warrants outstanding which, if exercised into common shares of Revett Silver, would be exchangeable by the holder into common shares of the Company on a one for one basis.

On January 5, 2009, Royal Gold exercised its option to convert its 605,059 common shares of the Company and 728,274 common shares of Revett Silver into a one percent net smelter royalty from future production at Rock Creek (note 3(b)).

On February 12, 2009, the Company closed a private placement of 10 million Equity Units for $0.06 per Unit or gross proceeds of $0.6 million. Each Unit consists of one common share of the Company, plus three-quarters of one purchase warrant. Each full purchase warrant allows holder to acquire one common share of the Company for a period of two years for $0.10 per full purchase warrant. If the closing price of the common shares of the Company is above CAD$0.50 per share for fifteen consecutive trading days, the Company may accelerate the expiry of the warrants by issuing a press release to the effect that the warrants will expire 30 days following the date of such press release. The proceeds of the Units were allocated between the common shares and the warrants based on their relative fair values. The fair value of the common shares was based on the quoted market price and the fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: stock price volatility –70%; risk free interest rate – 0.89%; expected life – 2 years; and dividend rate – nil.

In April 2009, under an existing Shareholder Participation Rights Agreement, the Company completed a private placement of 3,855,558 shares and realized gross proceeds of approximately $0.3 million.

In August 2009, the Company issued 8,333,333 common shares to a lender as principal payment on a note payable (see Note 6). The principal of the note payable was reduced by $ 1.0 million.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

voting rights, as they may determine. At September 30, 2009, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 18,000,000 shares of common stock, less that number of shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. As at September 30, 2009 Revett Silver had a total of 885,000 stock options exercisable into Class B common shares of Revett Silver at a weighed average price of $0.75 per share and expiring at various dates in 2009. During the nine months ended September 30, 2009, 280,000 of the Revett Silver options expired. Revett Silver will not grant any further stock options pursuant to this plan.

There were 4,595,000 stock options granted during the nine months ended September 30, 2009 by the Company. The fair value of the options was determined using the Black-Scholes option pricing model based on a volatility of 94.5%, risk free interest rate of 1.9%, a 60 month term and a 10.5% forfeiture rate. The weighed average fair value of the options was $0.08 per option. At September 30, 2009, the Company had a total of 7,570,000 stock options outstanding with a weighted average exercise price of Can $0.45 and 7,500,000 options are currently exercisable with a weighted average exercise price of Can $0.46. During the nine months ended September 30, 2009, 835,000 options were cancelled or expired.

The table below identifies the key attributes of the stock options outstanding by the Company and the options vested as at September 30, 2009.

Options	Options	Exercise	Expiry
Granted	Exercisable	Price (Can $)	Date
100,000	100,000	0.76	January 25, 2010
600,000	600,000	0.76	April 27, 2010
75,000	75,000	0.55	July 19, 2010
40,000	40,000	1.25	May 12, 2011
20,000	20,000	1.25	September 15, 2011
1,145,000	1,145,000	1.10	October 4, 2011
25,000	25,000	1.45	December 4, 2011
750,000	750,000	1.11	January 12, 2012
40,000	40,000	1.15	March 5, 2012
210,000	140,000	0.84	November 19, 2012
60,000	60,000	0.60	April 29, 2013
200,000	200,000	0.095	March 31, 2014
2,535,000	2,535,000	0.105	March 31, 2014
670,000	670,000	0.09	April 27, 2014
1,100,000	1,100,000	0.09	September 10, 2014
7,570,000	7,500,000

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

(d) Stock Purchase Warrants

The table below identifies stock purchase warrants outstanding at September 30, 2009 for the purchase of common shares of Revett Minerals and Revett Silver. The warrants of Revett Silver are exercisable into Class B common stock of Revett Silver, which in turn are exchangeable into common stock of the Company. During March 2009, 2,060,998 Revett Silver purchase warrants were converted at no cost into Revett Minerals purchase warrants at an exercise price of $1.00 and with an expiration date of September 30, 2010.

	WARRANT	SUMMARY	TABLE

	Number	Exercise price	Expiry

Revett Silver (1)	993,661	$1.00	To be determined
Revett Minerals	7,500,000	$0.10	February 12, 2011
Revett Minerals	300,000	Can $0.50	October 20, 2011
Revett Minerals	2,060,998	$1.00	September 30, 2010
Revett Minerals	10,000,000	$0.20	June 30, 2012

(1) These warrants expire 18 months after Revett Silver becomes listed on a public stock exchange

9. Commitments and Contingencies

a) Federal Mine Safety and Health Act Violations

The U.S. Federal Mine Safety and Health Administration (“MSHA”) issued 53 safety related citations against a subsidiary of Revett Silver at various times in August 2007. Several of these citations related to a rock fall which occurred at Troy on July 30, 2007. Three of these citations allege the subsidiary company was negligent with respect to certain operations or activities conducted while mining and two citations allege the subsidiary acted in reckless disregard for the safety of the employees at the mine. Various other citations have been issued during each subsequent quarterly inspection since July 2007. The Company disputes many of the citations put forth by MSHA and is in the process of appealing the allegations and proposed penalties for these citations. The Company has accrued its best estimate of possible penalties at September 30, 2009.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

b) Reclamation

In accordance with the operating permit granted the Troy Mine, the Montana Department of Environmental Quality (“DEQ”) is periodically required to review the ultimate bonding requirements for the mine. The following table shows the changes in the reclamation liability for the nine month period ended September 30, 2009.

	Sept. 30, 2009	Dec. 31, 2008
	(unaudited)
Reclamation and remediation liability
beginning of period	$7,526	$7,141
Reduction in present value of liability due
To increase in mine life resulting from reserve additions	-	(205)
Accretion expense, year to date	480	590
Ending balance	$8,006	$7,526

c) Legal Proceedings

(1) Cabinet Resources Group, Inc. Plaintiff v. Montana Department of Environmental Quality, Revett Minerals Inc. and Genesis Inc., Defendant.

The plaintiff’s suit alleges that Troy is being operated in violation of the Montana Metal Mine Reclamation Act (“MMRA”) because of deficiencies in its reclamation plan and that the defendants have violated the Montana Constitution and various state statutes and regulations by allowing operations to continue. The plaintiffs seek a declaration that the Troy operating permit and reclamation plan are void and invalid; alternatively it seeks a writ of mandamus from the court requiring the Montana Department of Environmental Quality (“DEQ”) to enforce the MMRA and suspend or revoke Troy’s operating permit, declare a forfeiture of the Company’s performance bond and enjoin the Company from further operations at Troy pending approval of a new reclamation plan. The Company believes this action is without merit, particularly in view of on-going discussions with the DEQ concerning proposed revisions to the existing reclamation plan at Troy and the increase in the performance bonds approved and accepted by the DEQ. The Company is vigorously defending itself with respect to this action.

(2) Rock Creek Permitting Matters

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

from advancing development of the Rock Creek project which could result in the impairment and write down of the carrying value related to Rock Creek.

(3) Ivins litigation

Revett Silver and the Company have been served with a lawsuit for damages in the amount of $18 million by the estate of an employee who, in July 2007, was fatally injured during an isolated rock fall incident while he was working underground at the Troy mine. The Company plans on vigorously defending itself against the claim brought and damages sought. As the outcome of this action and any amounts payable are not determinable, no amounts have been accrued at September 30, 2009 in respect of this action. Counsel has been engaged to contest the claims and the Company’s insurance carrier has agreed to join in the defense of this claim, including paying the legal costs.

(4) Possible Litigation

Revett Silver Company believes that ASARCO LLC has filed or intends to file a complaint in a Texas court against Revett Silver that alleges certain amendments to the agreement, (but not the agreement itself) by which Revett Silver acquired ASARCO’s interest in Troy and Rock Creek, were invalid because ASARCO was about to become insolvent. These amendments were negotiated by Revett Silver and ASARCO between 2000 and 2004 and were done at arm’s length. As of the date of this report this complaint has not been served and is therefore not in effect. The Company does not know if or when this complaint may be served. In any event, because Revett Silver’s dealings with ASARCO were years before ASARCO had filed for bankruptcy, the Company believes that these allegations are without merit and the Company plans on vigorously defending itself against these allegations when and if the complaint is served.

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

10. Financial Instruments

The Company may be exposed to credit risk on copper and silver forward contracts if its counterparty were not to honor its contractual commitment at settlement. The Company attempts to manage this risk by contracting only with reliable and reputable third parties known personally to management. At September 30, 2009, the Company had forward contracts to sell 2,000 tonnes of copper at a weighted average price of $5,417 per tonne ($2.46 per pound) and 500,000 ounces of silver at a weighted average price of $15.43 per ounce maturing at various dates from October 2009 to January 2011. These forward sales contracts have been designated as normal purchase and sales agreements as the contracts are with the Company’s customer whom regularly purchases the Company’s concentrates. As these contracts have been designated as normal

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

purchase and sale contracts, these contracts have not been marked to market at September 30, 2009. The fair value of these contracts is a loss of $2.2 million as at September 30, 2009.

The carrying values of cash and cash equivalents, concentrate and other receivables, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of capital lease obligations approximate fair market values as they are based on market rates of interest. The fair value of the note payable is $3.1 million based on market rates of interest.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	Sept. 30,	Dec. 31,
	2009	2008

Total assets under Canadian GAAP	$69,792	$77,942
Adjustment to property, plant and equipment for
acquisition of non controlling interest (e)(ii)	4,141	-
Unamortized finance costs	463

Total assets under US GAAP	$74,396	$77,942

Liabilities and non controlling, interest
under Canadian GAAP	$20,535	$29,745
Non-controlling interest (e)(ii)	(498)	(5,253)
Adjustment to future tax liabilities for
acquisition on non controlling interest(e) (ii)	828	-
Unamortized finance costs	463	-
Shares redeemable at option of holder (a)	676	1,076

Liabilities, under US GAAP	$22,004	$25,568

	Sept. 30,	Dec. 31,
	2009	2008

Shareholders’ equity, under Canadian GAAP	$49,257	$48,197
Non-controlling interest	498	5,253
Adjustment to contributed surplus for
acquisition of non controlling interest (e)(ii)	2,750	-
Adjustment to deficit for additional depreciation
and income tax recovery (e)(ii)	563	-
Shares redeemable at option of holder (a)	(676)	(1,076)

Shareholders’ equity, under US GAAP	$52,392	$52,374

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September	September	September	September 30,
	30, 2009	30, 2008	30, 2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) under
Canadian GAAP	$(1,407)	$(2,980)	$(3,290)	$(1,497)
Depreciation (e)(ii)	(88)	-	(228)	-
Income tax recovery	426	-	791	-
(e)(ii)
Net income (loss) and
comprehensive income
(loss) under US GAAP	$(1,069)	$(2,980	$(2,727)	$(1,497)
Basic and diluted loss
per share	$(0.01)	$(0.04)	$(0.03)	$(0.02)

There are no material differences between Canadian GAAP and US GAAP with respect to total operating, financing or investing cash flows in the consolidated statement of cash flows, for any of the periods presented.

(a) Redeemable shares:

As at September 30, 2009, a shareholder owns 2,250,000 common shares of the Company which are redeemable, at the option of the holder, into a net smelter return royalty as described in note 9 (d). Under Canadian GAAP, the common shares are classified as equity and the value attributable to the royalty (which was not material on the date the shares were issued) would be classified as a liability. Under US GAAP, the carrying value associated with the redeemable shares of $0.7 million as at September 30, 2009 ($1.1 million at December 31, 2008) is classified as temporary equity.

During the nine months ended September 30, 2009, 605,059 common shares of the Company and 728,274 Revett Silver Class B common shares were converted to a royalty. As a result, for US GAAP purposes, the temporary equity reduced by $0.4 million and contributed surplus was increased by the same amount.

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

Based on a review of the Company’s tax position, the Company does not believe that any income tax positions taken in its filings are subject to material uncertainty if reviewed by the Internal Revenue Service or Canada Revenue Agency. In cases where the Company is charged interest and penalties on uncertain tax positions which do not meet the recognition criteria, the Company includes these in interest expense and other operating expenses respectively. Tax years subsequent to December 31, 2004 remain open for examination by the Internal Revenue Service

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

and Canada Revenue Agency. However, in both jurisdictions, if the Company utilizes tax loss carry forwards in the future, those losses can be challenged in the year they are used even though the tax year in which they were incurred is statute barred.

(c) Common share units:

Under Canadian GAAP, the proceeds received on issuance of units in November 2006, consisting of common shares and warrants, were not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be equity classified. Accordingly, under US GAAP, share capital as at September 30, 2009 and December 31, 2008 has been reduced and contributed surplus as at these dates has been increased by $1.0 million to reflect the relative fair values of the shares and warrants. As at September 30, 2009, all of the warrants have expired.

The $1.0 million was reclassified from contributed surplus to deficit as a result of adoption of a new accounting standard for US GAAP purposes (note 11(e)(iii)). As a result, there is no change in total shareholders’ equity arising from the warrants when reconciling Canadian GAAP to US GAAP.

(d) Stock option plan and compensation expense:

The weighed average intrinsic value of options exercised during the nine months ended September 30, 2009 was $nil (2008- $nil). At September 30, 2009, the weighted average intrinsic value of options outstanding and exercisable was $nil and $nil respectively.

At September 30, 2009, the total unrecognized compensation cost related to unvested stock options is $0.01 million. This cost is expected to be recognized over the next two months.

At September 30, 2009, Revett Silver had 885,000 stock options outstanding. The weighted averaged exercise price of Revett Silver options granted and exercisable is $0.75 per share. All options granted have vested. As at September 30, 2009 the estimated intrinsic value of the options granted and vested was nil.

(e) Impact of recent United States accounting pronouncements:

(i) Effective January 1, 2009, the Company adopted a new accounting standard for business combinations for US GAAP purposes which is applicable for transactions on or after January 1, 2009. The new standard changes the accounting for assets acquired and liabilities assumed in a business combination as follows:

  acquisition costs are generally expensed as incurred;
  non controlling interests are valued at fair value at the acquisition date;
  acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited
  in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
  restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and
  changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense.

Adoption of the new standard did not have a material effect on the consolidated financial statements as at January 1, 2009.

(ii) Effective January 1, 2009, the Company adopted a new accounting standard for US GAAP purposes related to the accounting for non-controlling interests in consolidated financial statements. The new standard establishes accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of the standard requires that for US GAAP purposes non controlling interest be classified as equity where as for Canadian GAAP, it is classified between liabilities and equity. Also, income (loss) before non-controlling interest, non-controlling interest and net income (loss) for US GAAP purposes would be labeled net income (loss), net income (loss) attributable to non-controlling interest and net income (loss) attributable to the Company, respectively.

The acquisition of the non-controlling interest during the nine months ended September 30, 2009 would be accounted for as an equity transaction rather than a step acquisition using the purchase method for US GAAP purposes. Accordingly, for US GAAP purposes, a reduction of mineral property, plant and equipment of $4.4 million and a reduction of the future income tax liability of $1.6 million recorded for Canadian GAAP purposes would not be made under US GAAP and instead $2.7 million would be included in contributed surplus. In addition, under US GAAP, additional depreciation expense of $0.1 million and $0.2 million, respectively and income tax recovery of $0.4 million and $0.8 million, respectively for the three and nine months ended September 30, 2009 was recognized.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

The following table shows the changes in the non-controlling interest under US GAAP during the nine months ended September 30, 2009:

	September 30,	December 31,
	2009	2008
	(unaudited)
Balance beginning of period	$5,253	$8,175
Income (loss) attributable to non-controlling interest	(370)	661
Acquisition of non-controlling interest	(4,385)	(3,583)
Balance end of period	$498	$5,253

The following table shows, using US GAAP measurements, the effect of changes to the Company’s interest in Revett Silver on shareholders’ equity attributable to the Company:

	Nine months ended September 30,
	2009	2008

Net loss under US GAAP attributable to the Company	$(2,727)	$(1,497)
Increase in contributed surplus on

acquisition of non-controlling interest	2,750	-
Change from loss attributable to the Company and acquisition
of non-controlling interest	$23	$(1,497)

(iii) Effective January 1, 2009, the Company adopted new accounting standards for US GAAP purposes relating to whether an equity linked financial instrument is indexed to an entity’s own stock. Among other things, the guidance indicates that an equity-linked financial instrument would not be considered indexed to the Company’s own stock if the exercise price is denominated in a currency other than the issuer’s functional currency. The adoption of the new guidance resulted in no material impact on the balance sheet or statement of operations as the fair value of the Company’s outstanding warrants as at January 1, 2009 and at September 30, 2009 was nominal. However, certain of the Company’s warrants related to a previous Unit offering had an assigned value of $1.0 million (note 11 (c)) for US GAAP purposes recognized in contributed surplus. On adoption of the new guidance, this amount was reclassified from contributed surplus to a liability. The liability has been adjusted to its fair value on January 1, 2009 of $NIL, resulting in an overall reduction in contributed surplus and opening deficit of $1.0 million on adoption of the new standard on January 1, 2009.

(iv) In June 2009, the Company adopted new accounting guidance for US GAAP purposes related to disclosures about fair value in interim financial statements. The Company has provided the required disclosures in Note 10.

12. Subsequent Event

Subsequent to September 30, 2009, the Company settled an account payable of approximately $0.5 million through the issuance of 3,574,468 common shares of the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations as at November 13, 2009

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three and nine month periods ended September 30, 2009 should be read in conjunction with the unaudited consolidated interim financial statements and notes as at September 30, 2009 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2008 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian generally accepted accounting principles. Material differences between Canadian and US GAAP are disclosed in note 11 of the unaudited consolidated interim financial statements.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three and Nine Months Ended September 30, 2009

As at November 13, 2009, the Company’s principal assets consisted of a 96.7% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 96.7% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

For the nine month period ended September 30, 2009, Revett Minerals reported a net loss of $3.3 million or $0.03 per share compared to net loss of $1.5 million or $0.02 per share for the nine months ended September 30, 2008. The primary reason for loss in the first nine months of 2009 as compared to 2008 is lower copper and silver prices. For the nine months ended September 30, 2009, the LME copper price averaged $2.11 per pound and LME silver price averaged $13.68 per ounce as compared to 2008 average prices of $3.62 per pound for copper and $16.63 per ounce for silver. The average copper price dropped by approximately 42% while silver price decreased by approximately 18%. While our copper quantities sold during the first nine months of 2009 was lower by only 5% compared to the same period in 2008, the lower prices resulted in lower revenues by approximately $10.8 million.

For the three months ended September 30, 2009, the Company reported a net loss of $1.4 million or $0.01 per share compared to a net loss of $3.0 million or $0.04 per share for the three months ended September 30, 2008. During the three months ended September 30, 2009, LME copper prices averaged $2.66 per pound and LME silver averaged $14.70 per ounce compared to $3.48 per pound for copper and $15.03 per ounce for silver during the same period in 2008 resulting in a reduction in revenues of approximately $1.6 million. However revenues for the three months ended September 30, 2008 was offset by the impact of the significant decrease in metal prices at the end of the quarter which resulted in negative mark to market adjustment related to un-priced metal sales.

Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Same Period in 2008.

The major highlights for the three and nine months ended September 30, 2009, included:

  The Trafigura $4.3 million interest bearing note originally due June 30, 2009 has been restructured. As part of the restructuring, $1.0 million was converted to equity and the remaining principal is now repayable over three years.
  The Company continued efforts to streamline its corporate structure with the exchange of 22,698,150 common shares for an equivalent number of Revett Silver Class B common shares. The Company now owns 96.7% of the issued and outstanding Class B common shares of Revett Silver.
  During the first nine months of 2009, the Troy mill throughput improved to an average of 3,700 tons per day compared to 3,492 tons per day in the first nine months of 2008, a 5% improvement.
  For the nine month period ended September 30, 2009, Troy produced 6.7 million pounds of copper and 873,901 ounces of silver compared to 7.1 million pounds of copper and 793,998 ounces of silver over the same period in 2008.
  An eight day mine shut down in July due to electrical problems resulted in loss production of approximately 32,000 tons of ore.

Concentrate sales during the third quarter of 2009 consisted of 1.9 million pounds of copper and 250,982 ounces of silver compared to 2.5 million pounds of copper and 302,239 ounces of silver during the third quarter of 2008.

Operating Results:

The table below illustrates certain key operating statistics for Troy (100% basis) for the three months ended September 30, 2009, with a comparison to the same three month period in 2008.

	Three Months Ended September 30,	Three Months Ended September 30,
	2009	2008
Tons milled	302,543	321,696
Tons milled per day	3,362	3,497
Copper grade (%)	0.39	0.45
Silver grade (opt)	1.00	1.04
Copper recovery (%)	81.0	88.7
Silver recovery (%)	82.0	90.19
Copper sales (lbs)	1,928,405	2,549,580
Silver sales (ozs)	250,982	302,239

Production during the third quarter of 2009 was significantly hampered due to an eight day shut down of the mine because of electrical problems in July. With the decrease in tons mined and lower metal grades, production was lower in 2009 with 250,982 ounces of silver and 1,928,405 pounds of copper as compared to 302,239 ounces of silver and 2,549,580 pounds of copper in 2008. Ore grades remain slightly lower than estimated life of mine averages due to mining more quantity of ore from the lower grade area known as the Lower Quartzite. Mill recoveries remain good but slightly lower than plan due to a higher percentage of non-sulfide ores milled at 82% for silver and 81% for copper compared to recoveries of 90% for silver and 89% for copper in 2008.

The table below illustrates the variation of operating costs per ton milled.

	Q3.09	Q2.09	Q1.09	Q4.08	Q3.08	Q2.08
Tons milled	302,543	349,925	339,171	354,190	321,696	331,698
Cost per ton milled ($)	22.39	19.09	18.69	26.40	26.83	26.96

As shown in the table, operating costs per ton have also improved significantly with a 17% decrease realized in the third quarter of 2009 as compared to 2008. Cost per ton milled in the third quarter was higher than the first and second quarter of 2009 due to lower volume which was a result of the mine being shutdown for eight days in July from electrical problems.

Financial Results for the three months ended September 30, 2009:

a)

Revenue: For the third quarter of 2009 compared to the third quarter of 2008, revenue decreased from $7.4 million to $7.3 million primarily due to the decrease in the prices of copper and silver. During the quarter ended September 30, 2009, the LME prices of copper and LME silver averaged $2.66 per pound and $14.70 per ounce, respectively, compared to average prices of $3.48 per pound and $15.03 per ounce, respectively in the third quarter of 2008. The higher production and pricing during the third quarter of 2008 were offset by the significant decrease in metal prices at the end of the quarter and when the open invoice prices were marked to market a significant charge to revenue resulted in lower revenues in 2008. As a result, revenues for the third quarter of 2009 are only lower by $0.1 million relative to the same period in 2008.

b)

Cost of Goods Sold: The cost of goods sold associated with the third quarter revenue was $7.2 million, a decrease of $1.7 million (a 19% reduction) over the same period in 2008. This reduction was partially due to lower volumes of tons milled. In addition operating cost in the third quarter of 2009 decreased relative to 2008 as a result of lower labor costs due to a 5% pay reduction for all workers at the mine, lower cost of consumables such as fuel, explosives and milling reagents and lower cost of other milling consumables. In addition, employees have been successful in reducing consumption of consumables through increased operating efficiencies and a continued focus on obtaining the lowest costs possible.

c)

Depreciation and depletion: For the third quarter of 2009, these non cash charges were higher than the third quarter of 2008, because of an increase year over year in the total cost of equipment being depreciated.

d)

Exploration and development: This expense decreased by $0.4 million because the Company has elected to defer its exploration program for 2009 and spending at Rock Creek was significantly lower in 2009 than it was in 2008 due to efforts to conserve cash.

e)

General and administration costs: The decrease in corporate administration costs in the third quarter of 2009 over the comparable quarter in 2008 was due to a twenty percent pay cut by corporate management, staffing reduction and efforts to reduce all spending in order to conserve cash. In addition, a one time severance payment $0.6 million was also included in the cost for 2008.

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy, which increases as the amount of the liability increases.

g)

Loss from operations: Metal prices and sales volumes in 2009 were lower than in 2008 but in 2008 revenues were affected by significant negative pricing adjustments as a result of falling copper prices where as in 2009 the pricing adjustments are positive given rising copper prices. As a result, revenues were only $0.1 million lower in 2009 compared to the same period in 2008 while costs were reduced by $3.7 million. As a result, the Company recorded $1.2 million in loss from operations compared to loss from operation in 2008 of $4.8 million. Costs were lower because of lower metal sales and because of the Company’s efforts in reducing consumption of consumables through increased operating efficiencies, elected to not to spend for exploration/development and a continued focus on obtaining the lowest costs possible and limit spending.

h)

Other Expenses: There was a $0.02 million foreign exchange gain on the cash and investments held in Canada and denominated in Canadian dollars and net interest expense of $0.2 million in the second quarter of 2009.

i)

Income taxes: For the three month period ended September 30, 2009, the Company reported an income tax recovery of nil as its future income tax liability has been eliminated as a result of various transactions and the Company has concluded that it is not “more likely than not” that the benefit of its tax losses will be realized.

j)

Non-controlling interest: The non-controlling interest recovery of $0.03 million represents the after tax share of Revett Silver’s loss attributable to the Class B shareholders of Revett Silver. This charge changes as Revett Silver’s income changes and it is reduced as Revett Minerals ownership in Revett Silver increases.

k)	Net earnings: The Company recorded net loss of $1.3 million or $0.01 per share for the third quarter compared to net loss of $3.0 million or $0.04 per share in the third quarter of 2008.

Summarized Financial Results by Quarter

	2009 Q3	2009 Q2	2009 Q1	2008 Q4	2008 Q3	2008 Q2	2008 Q1	2007 Q4
Cu Production (million lbs)	1.9	2.4	2.3	2.7	2.5	2.1	2.2	1.1
Ag Production (000’s ozs)	251	302	321	380	302	260	232	127
Total Sales (000’s $)	7,310	7,638	7,139	3,101	7,430	13,377	12,034	3,130
Net Income (000’s $)	(1,346)	(1,024)	(859)	(5,193)	(2,980)	75	1,407	(3,037)
EPS- Basic ($)	(0.01)	(0.01)	(0.01)	(0.07)	(0.04)	0.00	0.02	(0.04)
EPS- Fully diluted ($)	(0.01)	(0.01)	(0.01)	(0.07)	(0.04)	0.00	0.02	(0.04)
Cash and Cash Equivalents (000’s $)	2,515	3,256	973	1,633	11,479	13,106	9,540	18,010
Total Assets ending (000’s $)	69,792	71,142	71,071	77,942	90,187	91,563	89,519	94,611
Total liabilities ending (000’s $)	20,037	21,655	20,826	24,492	28,943	26,264	24,801	32,365
Total Equity ending (000’s $)	49,058	48,959	49,270	48,197	53,306	56,227	56,114	54,071

Operating Results for the nine months ended September 30, 2009 and 2008:

The table below illustrates certain key operating statistics for Troy (100% basis) for the nine months ended September 30, 2009, with a comparison to the same nine month period in 2008.

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2009	2008
Tons milled	991,639	953,257
Tons milled per day	3,700	3,492
Copper grade (%)	0.39	0.42
Silver grade (opt)	1.03	0.93
Copper recovery (%)	84.0	87.7
Silver recovery (%)	85.0	89.8
Copper sales (lbs)	6,662,713	7,068,049
Silver sales (ozs)	873,901	793,998

Production during the first nine months of 2009 improved to 3,700 ton per day, a 6% improvement over the first nine months of 2008 at 3,492 tons per day. An extensive employee training program was instituted in 2008 which resulted in productivity improvements in the first nine months of 2009. The increase in tons milled and improved silver grade of 1.03 ounces per ton compared to 0.93 ounces per ton in 2008 resulted in improved silver sales to 873,901 ounces of silver compared to 793,998. However, copper sales were 6,662,713 pounds as compared to 7,068,049 pounds of copper in 2008 due to lower copper grades and recovery rates which are a result of mining in an area with ore grades lower than the estimated life of mine averages known as the Lower Quartzite zone.

Financial Results for the nine months ended September 30, 2009:

a)

Revenue: For the first nine months of 2009 compared to the first nine months of 2008, revenue decreased from $32.8 million to $22.1 million primarily due to the decrease in the price of copper and silver and due to the decrease in the volumes of copper and silver sold. During the nine months ended September 30, 2009, the LME price of copper and silver averaged $2.11 per pound and $13.68 per ounce, respectively, compared to average prices of $3.62 per pound and $16.63 per ounce, respectively, in the first nine months of 2008. Although mill throughput improved to 991,639 ton compared to 953,257 in 2008, sales volumes were lower due to the mining of lower grade ore and reduced recoveries. This lower metals pricing and lower copper production resulted in a decrease in revenue of approximately $10.8 million.

b)

Cost of Goods Sold: The cost of goods sold associated with the first nine months of 2009 revenue was $ 21.1 million, a decrease of $5.6 million (a 21% reduction) over the same period in 2008. This reduction was in spite of an increase in ton milled of 4% because the operating cost in the first nine months of 2009 improved as a result of lower labor costs due to a 5% pay reduction for all workers at the mine, lower cost of consumables such as fuel, explosives, milling reagents and other milling consumables. In addition, employees have been successful in reducing consumption of consumables through increased operating efficiencies and a continued focus on obtaining the lowest costs possible.

c)

Depreciation and depletion: For the first nine months of 2009, these non cash charges were higher than the first half of 2008, because of an increase year over year in the total cost of equipment being depreciated. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and an increase in mill throughput also resulted in higher depreciation.

d)

Exploration and development: This expense decreased by $1.6 million because the Company has elected to defer the majority of its exploration program for 2009 and spending at Rock Creek was significantly lower in 2009 than it was in 2008 due to efforts to conserve cash.

e)

General and administration costs: The decrease in corporate administration costs over the comparable period in 2008 was due to a twenty percent pay cut by corporate management, staffing reduction and efforts to reduce all spending in order to conserve cash. In addition, for 2008, a one time severance payment $0.6 million was included in the cost.

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy which increases as the liability increases.

g)

Loss from operations: The lower metal pricing more than offset the decrease in costs. Revenues were $10.8 million lower in the first nine months of 2009 compared to the same period 2008 while costs were reduced by $9.2 million. The net result was the Company recording $3.6 million in loss from operations compared to a loss from operation in 2008 of $2.0 million.

h)

Other Expenses: There was a $0.013 million foreign exchange gain on the cash and investments held in Canada and denominated in Canadian dollars and net interest expense of $0.3 million in the first nine months of 2009.

i)

Income taxes: For the nine month period ended September 30, 2009, the Company reported an income tax recovery of $0.3 million which arose from the recognition of certain deferred tax assets, principally net operating loss carry forwards, that were not previously recognized and the on-going amortization of the fair market purchase price adjustment to property, plant and equipment. As the Company’s future income tax liability has been eliminated through various transactions and it is not “more likely than not” that the benefit of the Company’s tax assets will be realized, no further future tax assets are recognized.

j)

Non-controlling interest: The non-controlling interest recovery of $0.4 million represents the after tax share of Revett Silver’s loss attributable to the Class B shareholders of Revett Silver. This charge changes as Revett Silver’s income changes and it is reduced as Revett Minerals ownership in Revett Silver increases.

k)

Net earnings: The Company recorded net loss of $3.2 million or $0.03 per share for the first nine months of 2009 compared to net loss of $1.5 million or $0.02 per share in the first nine months of 2008. Lower metal pricing in 2009 has been the biggest factor in the higher net loss for the first nine months when compared to the same period in 2008.

Financing Activities

During the first quarter of 2009 the Company entered into a capital lease for the purchase of a CAT haul truck with a value of $1.3 million which is being financed over a six year period. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more
Note payable	$3,092	$700	$2,392	$-	$-
Royalty payable	1,572	1,572	-	-	-
Capital lease obligations	1,831	610	1,015	206	-
Long term Reclamation
costs	13,320	-	-	-	13,320
Total contractual
obligations	$19,815	$2,882	$3,407	$206	$13,320

Revett Silver has also entered into three different operating leases for a total of 54 rail cars at an average cost of $458 per car per month. The leases have different terms, the first lease for 33 cars expiring May 2011, the second lease for 15 cars expires in February 2010 and the final lease for 6 cars expires in May 2010.

In October 2004, Revett Silver, which is currently a 96.7% owned subsidiary of the Company, sold Royal Gold Inc. (“Royal Gold”) two royalties on production from the Troy Mine for $7.25 million (the “production payment”) and $0.25 million (the “Tail Royalty”), respectively. The production payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of production revenue to be received on proven and probable reserves existing for Troy as at October 13, 2004 or $10.5 million. The Tail Royalty is payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production revenue arising on between 100% and 115% of its proven and probable reserves which existed as at October 13, 2004 and then at the rate of 2% of production revenue on production revenues in excess of 115% of proven and probable reserves as at October 13, 2004. At September 30, 2009, the Company had not paid production payment royalty obligations owing totaling $1.6 million. This $1.6 million is included in accrued liabilities. On October 13, 2009, the Company and Royal Gold agreed to restructure the Tail Royalty in exchange for a payment from Royal Gold to the Company in the amount of $ 1.6 million. The Tail Royalty was restructured to a 3% gross smelter return payable over the life of the Troy Mine commencing with production on and after July 1, 2010. The Company used the $1.6 million proceeds from the restructuring of the Tail Royalty to repay the $1.6 million production payment royalty obligation.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At September 30, 2009, working capital was a negative $0.9 million and cash and cash equivalents was $2.5 million. At September 30, 2009, net concentrate receivable was $2.0 million. As a result of significant decreases in both copper and silver prices and the Company’s lack of working capital, the Company was unable to repay its customer for some of its concentrate sold prior to December 31, 2008, upon final settlement. On January 23, 2009, the Company issued a senior floating rate note in the principal amount of $4.3 million related to amounts owing for shipments from November 2008 and prior periods. The outstanding principal of the Note was originally due on June 30, 2009 but was extended to August 31, 2009. In July of 2009 the Company made a $0.2 million principal payment. On August 24, 2009, the two parties entered into an agreement to modify the terms of the note as follows: $1.0 million of principal debt was repaid by issuance of 8.3 million common shares of the Company; principal payments were modified to $0.2 million due on December 31, 2009 and $0.5 million payable on each June 30 and December 31 thereafter through December 31, 2011, and the remaining principal payment of $0.9 million to be paid on June 30, 2012, The interest on the note is LIBOR plus five percent. The Company has granted a first-priority mortgage on certain lands acquired for the Rock Creek project. If the lands are sold by the Company, the proceeds must be used to repay the note. In addition, the Company issued detachable warrants to purchase as many as 10 million shares of common stock of the Company at an exercise price of $0.20 per share with an expiry date of June 30, 2012.

Further price declines in copper and silver could further erode the Company’s cash and working capital position and although it is currently investigating means of raising additional capital with potential lenders and investors, no assurance may be given if these efforts will prove successful. Given market conditions in 2009, it may be difficult for the Company to secure sufficient external financing to meet its obligations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. Because of the Company’s need to conserve cash, most discretionary capital spending and exploration spending have been placed on hold. Furthermore, the Company does not have sufficient cash to undertake any activities at Rock Creek at this time.

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

In April 2009, under an existing Shareholder Participation Rights Agreement, the Company completed a private placement of 3,855,558 shares with Silver Wheaton Corp. and realized proceeds of approximately $0.3 million.

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

In October 2004, Revett Silver sold Royal Gold 1,333,333 common shares for gross proceeds of $1.0 million. Royal Gold had the right to convert these common shares into a perpetual, non-participating 1% net smelter return royalty from production from Rock Creek. On January 5, 2009, Royal Gold exercised its right and returned these common shares to Revett Silver in return for a perpetual, non-participating 1% net smelter return royalty from production from Rock Creek.

At September 30, 2009, the Company had forward contracts to sell 2,000 tonnes of copper at a weighted average price of $5,417 per tonne ($2.46 per pound) and 500,000 ounces of silver at a weighted average price of $15.43 per ounce maturing at various dates from October 2009 to January 2011. These forward sales contracts have been designated as normal purchase and sales agreements as the contracts are with the Company’s customer whom regularly purchases the Company’s concentrates. As these contracts have been designated as normal purchase and sale contracts, these contracts have not been marked to market at September 30, 2009. The fair value of these contracts is a loss of $2.2 million as at September 30, 2009.

On October 13, 2009, the Company and Royal Gold agreed to restructure the Tail Royalty in exchange for a payment from Royal Gold to the Company in the amount of $ 1.6 million. The Tail Royalty is now a 3% gross smelter return payable over the life of the Troy Mine commencing with production on and after July 1, 2010. The Company used the $1.6 million proceeds from the restructuring of the Tail Royalty to repay the $1.6 million production payment royalty obligation.

Related Party Transactions

There were no related party transactions during the first nine months of 2009.

Proposed Transactions

In accordance with the Agreement and Plan of Reorganization approved by the shareholders of Revett Silver, Revett Silver anticipates it may either redeem its Class B common shares for cash or exchange them for common shares of Revett Minerals. In March 2009, Revett Silver shareholders exchanged 20,553,500 Class B common shares of Revett Silver for the same number of common shares of Revett Minerals, which increased Revett Minerals ownership in Revett Silver to 94.2% . In June 2009, Revett Silver shareholders exchanged 2,144,650 Class B common shares of Revett Silver for the same number of common shares of Revett Minerals, which increased Revett Minerals ownership in Revett Silver to 96.7% . As at September 30, 2009, there are 2,885,337 Revett Silver Class B common shares outstanding.

Principal Risks and Uncertainties

There have been no material changes to the Risks and Uncertainties which are reported in the December 31, 2008 Form 10-K.

Recently Adopted Accounting Standards

In February 2008, the CICA issued new standards for Goodwill and Intangible Assets, which replaces the old standard for Goodwill and Other Intangible Assets and Research and Development Costs. The new Section establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. Concurrent with the introduction of this standard, the CICA withdrew Revenues and Expenses during the pre-operating period. The new requirements were adopted by the Company on January 1, 2009. The adoption of this standard did not have a material impact on the consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard for US GAAP purposes related to the accounting for non-controlling interests in consolidated financial statements. The new standard establishes accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard requires that for US GAAP purposes non controlling interest be classified as equity where as for Canadian GAAP, it is classified between liabilities and equity.

In December 2007, a new standard for US GAAP purposes was issued relating to business combinations. This standard is effective for the Company for transactions on or after January 1, 2009. The new standard changes the accounting for assets acquired and liabilities assumed in a business combination as follows:

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

     Adoption of this new standard did not have a material effect on our consolidated financial statements as at January 1, 2009.

Effective January 1, 2009, the Company adopted new accounting for US GAAP purposes relating to whether an equity linked financial instruments is indexed to an entity’s own stock. Among other things, the guidance indicates that an equity-linked financial instrument would not be considered indexed to the Company’s own stock if the exercise price is denominated in a currency other than the issuer’s functional currency. The adoption of the new guidance did not have a material impact on the balance sheet or statement of operations as the fair value of the Company’s warrants at the January 1, 2009 adoption date and at September 30, 2009 was nominal. However certain warrants related to a previously issued Unit offering have an assigned value of $1.0 million (note 10 (c) to the consolidated interim financial statements) for U.S. GAAP purposes recognized in contributed surplus. This amount has been reclassified as a liability and subsequently revalued to a fair value of $NIL resulting in a charge to opening deficit of $1.0 million on adoption at January 1, 2009.

In June 2009, the Company adopted new accounting guidance for US GAAP purposes related to disclosure about fair value in interim financial statements. The Company has provided the required disclosures in Note 10 of the consolidated interim financial statements.

Future accounting changes

In February 2008, the Canadian Accounting Financial Standards Board confirmed that Canadian public companies will be required to adopt International Financial Reporting Standards (IFRS) for fiscal years beginning on or after January 1, 2011. The adoption of IFRS will require the Company to change certain accounting policies and disclosures. The Company is in the process of evaluating the impact of adopting IFRS for its financial statements. As an alternative, the Company is considering the adoption of US GAAP as it primary GAAP rather than IFRS.

Financial Instruments

Conditional Pricing

The Company fair values the amount of silver and copper in concentrate for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses Comex commodity futures market prices at each month end to estimate these expected prices. At September 30, 2009, the Company had sold 863,690 pounds of copper and 100,334 ounces of silver with prices not yet fixed. The fair value revenue adjustment as at September 30, 2009 was a gain of $0.007 million and is recorded in accounts receivable at September 30, 2009 with the corresponding gain recorded in the statement of operations. Considerable judgment is required to interpret market data and to develop the estimates of fair value for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

Hedging Activities

At September 30, 2009, the Company had four forward contracts to sell a total of 800 tons of copper at a price of $4,461 per ton maturing between October 2009 and January 2010; Twelve forward contracts to sell a total of 1,200 tons of copper at a price of $5,952 per ton maturing between February 2010 and January 2011; four forward contracts to sell 200,000 ounces of silver at a price of $14.20 per ounce maturing between October 2009 and January 2010; twelve forward contracts to sell a total of 300,000 ounces of silver at a price of $16.25 per ounce maturing between February 2010 and January 2011. The Company has designated these as “Normal Purchase and Sales” contracts and has not recognized the fair value of these fixed pricing contracts of a loss of $2.2 million in the consolidated financial statements as at September 30, 2009.

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

Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, the economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $3.23 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $15.02. Currently the prices for both metals are at or near $2.95 per pound for copper and $17.34 per ounce for silver. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

During the nine months ended September 30, 2009, the Company delivered and sold 6.4 million pounds of copper and 791,504 ounces of silver. Based upon these metals sales levels, a $0.50 change in the price of each metal would have changed revenue by $3.6 million for the nine months ended September 30, 2009.

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

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at September 30, 2009 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

Changes in Internal Controls. During the first nine months of 2009, the Company rehired its tax expert to review each quarter end income tax recovery. During the fourth quarter of 2008, the Company, in its efforts to conserve cash, did not hire this tax expert and a material weakness was noted during our December 31, 2008 assessment which was reported by management in its year end management’s discussion and analysis.

PART II: Other Information

Legal proceedings

There has been no material changes with regards to Legal proceedings which are reported in the December 31, 2008 Form 10-K.

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

REVETT MINERALS INC.

Date: November 13, 2009	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: November 13, 2009	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer