Form 10-K
period 2009-12-31
Revett Minerals Inc.
filed 2010-03-19
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which such equity was last sold on the Toronto Stock Exchange, was approximately $14 million as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of common stock outstanding at March 19, 2010: 130,255,013.

Documents Incorporated by Reference: None

[The balance of this page has been intentionally left blank.]

(ii)

PART I

Item 1. Business.

     Explanatory Note: As used in this report, the terms “the Company,” “we,” “us” and “our” are sometimes used to refer to Revett Minerals Inc. and its subsidiary corporations, and, as the context requires, their management. Unless otherwise noted, all monetary denominations are in U.S. dollars. A glossary of technical terms used throughout this report appears at pages 17 through 20.

     General Development of Business. Revett Minerals Inc. (“Revett Minerals”) was incorporated under the Canada Business Corporations Act in August 2004 to acquire Revett Silver Company (“Revett Silver”), a Montana corporation, and undertake and complete a public offering of its common stock in Canada in February 2005. Revett Silver was organized in April 1999 (as Sterling Mining Company) to acquire the Troy mine (“Troy”) and the Rock Creek project (“Rock Creek”) from ASARCO Incorporated (“ASARCO”) and Kennecott Montana Company (“Kennecott”), transactions that were completed in October 1999 and February 2000. Revett Silver is a wholly-owned subsidiary of Revett Minerals.

     The following map depicts the locations of our two principal mining assets, Troy and Rock Creek and our other properties, all of which are located in northwestern Montana.

     Troy is an underground copper and silver mine that has been in commercial production since January 2005 (from 1981 to 1993, the mine was operated by ASARCO and then placed on care and maintenance). Rock Creek is a large development-stage underground copper and silver project. Revett Silver owns 100% of Troy and Rock Creek through two wholly-owned Montana subsidiaries, Genesis, Inc. and RC Resources Inc., respectively. Prior to 2005, Revett Silver was principally engaged in operating the Troy mine on a care and maintenance basis and pursuing an operating permit for Rock Creek. These activities were funded from sales of its common stock, from borrowings from related parties, and from the sale of certain non-mining properties. The 2005 restart of operations at Troy was financed with the proceeds of a $7,250,000 production payment royalty credit facility with Royal Gold, Inc. that was entered into in October 2004. That facility was repaid in 2009.

     Pursuant to a February 2005 plan of reorganization between Revett Minerals and Revett Silver to facilitate Revett Minerals’ initial public offering (approved by Revett Minerals and Revett Silver shareholders), Revett Silver’s original shareholders retained a direct interest (initially 35%) in Revett Silver via issuance of Revett Silver Class B common stock. The holders of Revett Silver Class B common stock had the right, on a quarterly basis to request Revett Silver redeem their shares either by paying the holder cash or by causing Revett Minerals to issue such holder one share of Revett Minerals common stock for each share of Revett Silver Class B common stock redeemed.

     Due to changes in market conditions and ownership percentages, Revett Silver determined in February 2009 that it could complete the redemption of the outstanding 25,583,487 shares of Revett Silver Class B common stock in exchange for an equal number of shares of Revett Minerals common stock in order to streamline corporate ownership, and provide liquidity for the holders of the remaining Revett Silver Class B shares. Revett Silver requested these shareholders submit all of their Revett Silver Class B common stock, as per their rights, for redemption. The final exchange was completed on December 31, 2009. Revett Minerals now holds 100% of the common stock of Revett Silver.

     At March 19, 2010, 130,255,013 shares of Revett Minerals common stock were issued and outstanding, and an additional 29,424,659 shares of common stock were issuable pursuant to presently exercisable options and warrants. Such shares are listed for trading on the Toronto Stock Exchange under the symbol “RVM” and on the Over-the-Counter Bulletin Board under the symbol “RVMIF”.

     Revett Minerals’ (and Revett Silver’s) principal executive office is located at 11115 East Montgomery, Suite G, Spokane Valley, Washington 99206, and its telephone number at that address is (509) 921-2294. Revett Minerals’ registered office is located at 1 First Canadian Place, 100 King Street West, Suite 3900, Toronto, Ontario, Canada M5X 1B2.

     Financial Information about Segments. Revett Minerals’ operations comprise a single business segment, located in the United States. Information concerning its revenues, profits and losses, and total assets, liabilities and equity for the years ended December 31, 2009, 2008 and 2007 is included in the consolidated financial statements that appear elsewhere in this report.

     Narrative Description of Business. Revett Minerals explores for, develops and operates base and precious metal mineral deposits. Its principal assets are Troy and Rock Creek.

     Troy. Troy is an underground copper and silver mine located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy. The mine comprises 24 patented lode-mining claims, approximately 417 unpatented lode-mining claims, 850 acres of fee land and 356 acres of patented land. The patented claims were legally surveyed in 1983. All of the mining claims are in good standing.

     Revett Silver rehabilitated the mine between June and October of 2004, and commenced commercial production in January 2005 following an eleven year hiatus. Ore from the mine is extracted using the “room and pillar” method and is processed on site using standard flotation technology. The resulting concentrate is sold under contract to a third party metals trader and is currently shipped by rail to a smelter in the southwestern United States for refining.

     The Troy concentrate typically contains between 34% and 40% copper, and between 70 to 110 ounces of silver per ton. During 2009, Troy produced approximately 8.7 million pounds of copper in concentrate and 1,127,639 ounces of silver. At December 31, 2009, the estimated proven and probable ore reserves at Troy were 9.1 million tons grading 1.23 ounces per ton silver and 0.57% copper using a net smelter return cut off of $21.02 per ton.

     Rock Creek. Rock Creek is a development-stage copper and silver deposit located in Sanders County, Montana approximately five miles northeast of Noxon, Montana and sixteen air miles from the Troy Mine. The project comprises 99 patented lode-mining claims, 162 unpatented lode-mining claims, 5 tunnel site claims, 85 mill site claims, 1,427 acres of fee land, 673 of which will be used as habitat replacement for grizzly bears. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only; the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983 and occupy an area of approximately 1,809 acres. All of the Rock Creek mining claims are in good standing.

     In 2003, the U.S. Forest Service, a division of the U.S. Department of Agriculture (the “USFS”), issued an administrative decision approving the Company’s proposed plan of operation at Rock Creek (the ”Record of Decision”). The Record of Decision is predicated, in part, on a companion biological opinion issued by the U.S. Fish and Wildlife Service (“USFWS”) under the Endangered Species Act (“ESA”), and is currently being challenged by several regional and national environmental organizations in federal district court in Montana. (See the section of this report entitled “Legal Proceedings.”)

     The Company cannot reasonably predict how or when these pending legal challenges will be resolved. The defendants in each proceeding are the governmental agencies (the Company as an intervener in the action) that issued or approved the permits, opinions and plan of operations. The Company has little or no control over their responses and cannot predict how a court will ultimately rule on these challenges or whether any such ruling could be further appealed. If these challenges are successful, then the Company would either submit a modified plan of operation for administrative review and approval, this assuming it would have the latitude to do so, or appeal the ruling to the 9th Circuit Court of Appeals.

     If the Company was required to submit a modified plan of operation for Rock Creek, it would likely delay development and likely engender additional legal challenges and appeals, which could materially and adversely affect the Company financially. An appeal of the ruling would likely have similar affects to the Company.

     If the Record of Decision is ultimately upheld, the Company will undertake an extensive evaluation program at Rock Creek to determine if it is economical to develop the mineral deposit. The proposed evaluation program will include the development of an evaluation adit to collect additional technical information on the deposit, additional infill drilling to establish and confirm reserve estimates, geotechnical design studies, and bulk sampling of the mineralization for use in metallurgical testing.

     The Company estimates that it will take two to three years to complete the Rock Creek evaluation program, at a cost ranging from $20 million to $25 million, which includes reclamation bonding. The Company will also be required to satisfy certain mitigation requirements before it can develop the adit, which will include procurement of a reclamation bond and funding of a mitigation plan, design and construction of a water treatment facility, and construction of improvements to the USFS road leading to the proposed adit site.

     The Copper and Silver Markets. Copper and silver are internationally traded metals whose prices are determined by global economic conditions of supply and demand, the availability of finished product inventories held by consumers, producers and traders, and the availability and costs of metal substitutes, including recycled scrap.

     Historically, copper prices have been very volatile. The following table sets forth the average annual prices of copper on the London Metal Exchange since 2005, as reported by the exchange. During this period, average annual copper prices have ranged from a low of $1.67 per pound in 2005 to a high of $3.23 per pound in 2007.

LME Average Cash Official Price (US$/Pound)

2009	2008	2007	2006	2005
2.32	3.19	3.23	3.05	1.67

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

     Management of the Company believes copper prices will remain favorable in the long term because of lack of investment in exploration and mine development during the past decade or so. This has resulted in low to modest growth rates in supplies and inventory, compared to higher consumption rates that are attributable to continued consumption in the developed economies of North America, Europe and Asia, and rapid industrialization and emergence of consumer product markets in countries such as China and India.

     Silver prices are also highly volatile from year to year. The following table sets forth the average annual London Bullion Exchange fixed price of silver since 2005, as reported by Kitco, an international dealer in gold and silver bullion. These average annual prices have ranged from a low of $7.32 per ounce in 2005 to a high of $15.03 per ounce in 2008.

London Average Fix (US$/Ounce)

2009	2008	2007	2006	2005
14.65	15.03	13.38	11.55	7.32

     Management of the Company believes silver prices will remain generally favourable in the long term because of strong demand in the electronics industry and consistent demand from institutions that purchase and hold silver for investment purposes.

     Environmental Matters. Like all mining companies doing business in the United States, the Company is subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species in the vicinity of its mining operations. These include permitting or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by mining activities once commercial operations have ceased. These laws are administered and enforced by various federal agencies and, in many instances, by state agencies operating under parallel state statutes and regulations. The principal environmental laws affecting the Company’s current and proposed operations at Troy and Rock Creek are described below.

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

     The Company holds all of the permits required for effluent discharges to groundwater at Troy and is in the process of designing a water treatment facility for its proposed evaluation activities at Rock Creek. The Company has also established an environmental risk transfer program to cover the reclamation and remediation costs at Troy once mining operations cease. There are two components to this program: a $12.9 million surety bond that is held in trust that can be used only for reclamation and remediation; and a prepaid insurance policy that protects the Company from reclamation and remediation costs in excess of the cash bond. The surety bond is secured by restricted cash and is included among the Company’s long-term assets. Interest on the bond is recorded as income when earned. The Company amortizes the costs associated with the environmental risk transfer program using the units of production method, which is consistent with the manner in which it accounts for other asset retirement obligations pertaining to its mining assets. The DEQ is currently preparing an environmental assessment to determine the adequacy of the final reclamation plan. One of the key items under review is the long term effectiveness of metals attenuation in the tailings facility.

     The Company also holds a discharge permit under the Montana Water Quality Act pertaining to its proposed development at Rock Creek; however it is currently being challenged in Montana state court by several environmental organizations, who contend that the DEQ arbitrarily issued the permit without first conducting a required non-degradation review. (See the section of this report entitled “Legal Proceedings.”) The Company will be required to post a bond with the DEQ in conjunction with its proposed evaluation activities at Rock Creek. Management estimates that the initial amount of this bond will be approximately $3 million for the first phase of the project (the evaluation adit), subject to increases if and when Rock Creek is commercially developed.

     The Endangered Species Act. ESA requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered species or threatened species. ESA’s definition of “species” includes any distinct population segment of any vertebrate fish or wildlife that interbreeds when mature. In order to facilitate the conservation of imperilled species, ESA establishes an interagency consultation process. When a federal agency proposes an action that “may affect” a listed species, the U.S. Forrest Service (“USFS”) must provide a “biological assessment” of the effects of the proposed action. Unless the U. S. Fish and Wildlife Service (“USFWS”) determines that the proposed action will have no adverse effect on listed species, it must review all of the information provided by the action agency, as well as any other relevant information, and prepare a “biological opinion” setting forth the effects of the proposed action. In preparing such an opinion, the USFWS must use the best available scientific and commercial data to determine whether the proposed action is likely to jeopardize the species, the amount and extent of any incidental “taking” or harm to the species that may result from the action, and whether it should identify any conservation measures to promote the recovery of the listed species. ESA also provides that, once the interagency consultation process has been initiated, neither the federal agency nor the permit or license applicant (in this case, the Company) may make any irreversible commitment of resources with respect to the proposed agency action that would have the effect of foreclosing the formulation or implementation of any reasonable or prudent measures to avoid jeopardizing the listed species.

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

     Employees. Revett Minerals and its subsidiaries had 185 full-time employees and one part-time employee at December 31, 2009. Approximately 180 of these employees work at Troy in management, production and related capacities, and the remainder work in management and administrative capacities at the Company’s corporate office. These employees are not represented by a collective bargaining unit.

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

     We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, however at December 31, 2009, we had negative working capital of approximately $0.3 million. If we are not able to generate positive cash flows and profits or obtain adequate additional financing, we will be required to curtail operations and exploration activities, and possibly cease to continue as a going concern. Were we to cease to continue as a going concern, we would be required to restate our assets and liabilities on a liquidation basis, which could differ significantly from the going concern basis. Our auditors’ report on our 2009 consolidated financial statements includes an additional explanatory paragraph that states that continuing losses and our negative working capital raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

     We have had losses in prior years. We have been engaged in commercial mining operations at Troy for just over five years and have not yet attained a significant level of earnings. In 2009 we incurred a loss approximately $5.0 million on revenues of approximately $29.4 million. In 2008 we incurred a loss of $6.7 million on revenues of $35.9 million, and in 2007 we earned approximately $0.9 million on revenues of approximately $38.9 million. Our loss in 2009 was primarily due to lower metals prices during the first half of 2009. Our losses in 2008 were partially attributable to the fact that metal prices declined in the fourth quarter and we did not attain projected production levels at Troy due to geotechnical problems, a shortage of skilled employees, problems in obtaining necessary repair parts for equipment, and other factors common to underground hard rock mining operations. Our profits in 2007 were primarily attributable to higher copper prices.

     Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as inflation, the strength of the United States dollar relative to foreign currencies, global and regional demand, commodity speculators and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices have fluctuated from a low of $0.71 per pound in 2002 to a high of $3.23 per pound in 2007, and world average annual silver prices have fluctuated from a low of $3.95 per ounce in 1992 to a high of $15.03 per ounce in 2008.

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

     Environmental challenges could prevent us from ever developing Rock Creek. Our proposed development of Rock Creek has been challenged on environmental grounds by several regional and national environmental organizations at various times subsequent to the Forest Service’s issuance of an administrative Record of Decision approving our plan of operation in 2003. Some of these challenges are substantial and ongoing, and allege violations of the procedural and substantive requirements of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek, including ESA, NEPA, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Forest Service Organic Act of 1897, and the Administrative Procedural Act. Although we have generally been successful in addressing most of the environmental challenges to our operations, we cannot predict with any degree of certainty how the pending challenges will be resolved. Rock Creek is potentially the more significant of our two mining assets. Continued court challenges to the record of decision and its accompanying biological opinion have delayed us from proceeding with our planned development. If we are successful in defending these challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek. (See the section of this report entitled “Legal Proceedings.”)

     Our reclamation liability at Troy could be substantial. In acquiring Troy, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.9 million performance bond including an increase in the amount $0.3 million in December 2008. We have submitted a revised reclamation plan for Troy to the DEQ, and the DEQ is in the process of completing an environmental assessment (“EA”). When the EA is completed, changes may be made to the estimated reclamation costs and the amount of the performance bond. One of the key issues that has yet to be resolved is the extent to which we may be required to treat water from Troy after mining operations have ceased. Another issue is whether after the EA is completed, DEQ will require us to prepare and file an EIS in conjunction with any action taken with respect to our revised reclamation plan. We have advised the DEQ that we will fund the cost of an EIS if required, but believe the completion of a comprehensive EA will be adequate. We do not presently know whether our revised plan will actually result in increased reclamation costs at Troy. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production, and could include provisions requiring us to perpetually treat all of the discharged water from the mine. These factors could result in the imposition of a higher performance bond. Further, our reclamation liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the amount of the bond would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on its financial condition.

     We presently do not have the financial resources to develop Rock Creek. At December 31, 2009 we had cash and cash equivalents and short term investments of approximately $2.6 million. We do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding beyond the $1.2 million raised by way of issuing shares subsequent to December 31, 2009. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $200 to $250 million and could change materially.

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

Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, under certain instances, a non-U.S. corporation such as Revett Minerals could be treated as a U.S. corporation for U.S. tax purposes. A consequence of this treatment for non-U.S. persons owning common stock of such a corporation is that they could be subject to U.S. tax on any gain they receive from the sale of such stock unless they qualify for a statutory exemption. Were this to occur, it is unlikely that this potential U.S. tax liability would be credited against the shareholder’s tax liability in his or her country of domicile, meaning that the shareholder might suffer double taxation on any such gain. Management does not believe we will be treated as a U.S. corporation for tax purposes, but cannot offer any assurance that such treatment would not occur. There is presently uncertainty surrounding the interpretation of Section 7874. The Internal Revenue Service could challenge our interpretation of the guidance that has been provided to date or it could write implementing regulations that differ from that guidance.

     We could be treated as a passive foreign income company for tax purposes. Section 1297 of the Code provides that a foreign corporation such as Revett Minerals may be a passive foreign investment company (“PFIC”) if (a) 75% or more of its gross income is passive income or (b) the average percentage of the corporation’s assets (by value) held by it during the taxable year that produce passive income or are held for the production of passive income is at least 50%. (For purposes of Section 1297, “passive income” could include the income we derive from the operations of our wholly-owned Revett Silver subsidiary.) If a U.S. taxpayer shareholder receives an “excess distribution” from a PFIC, that distribution is generally subject to an interest charge unless the shareholder has elected to treat its interest in the corporation as an interest in a “qualified electing fund” or “QEF”, or makes an election to mark to market his or her PFIC stock at the close of each taxable year. An “excess distribution” for purposes of Section 1297 and regulations promulgated there-under is the amount of any current distribution that exceeds the normal level of a PFIC’s distributions. The purpose of the interest charge is to enable a recapture of the benefit of any U.S. income tax deferral to a U.S. shareholder while the investment income (presumably untaxed) was accumulated by the foreign investment company.

Item 1B. Unresolved Staff Comments.

     The Company is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 of the Exchange Act, nor a well-known seasoned issuer as defined in Rule 405 of the Securities Act. The Company does not have any unresolved staff comments outstanding at December 31, 2009.

Item 2. Properties.

     We acquired Troy and Rock Creek in February 2005 through our acquisition of Revett Silver. Revett Silver, in turn, acquired Troy and Rock Creek from ASARCO and Kennecott in October 1999 and February 2000. Revett Silver holds Troy through its Genesis, Inc. wholly-owned subsidiary and it holds Rock Creek through its wholly-owned RC Resources Inc. subsidiary.

     Geological Setting. The geology of the region is characterized by a thick sedimentary sequence Proterozoic in age. Within this sequence, there are four major conformable groups: Lower Belt, Ravalli, Middle Belt Carbonate and Missoula Groups. The Troy and Rock Creek deposits are found within the Ravalli Group, specifically in the Revett Formation. These formations represent a mature, clastic sandstone of varying thicknesses with the sulphide mineralization being stratabound and disseminated. Copper and silver mineralization occurs within favorable beds throughout the Revett Formation (in excess of 2,000 feet thick).

     Stratabound Copper-Silver Deposits. Base and precious metals mineralization is associated with sulphide dissemination occurring within selected portions of the Precambrian Belt Supergroup, and more specifically within the Revett Formation. This type of mineralization, referred to as stratabound disseminated copper deposits, is interpreted to result from the migration of hydrothermal solutions through unconsolidated porous sediments prior to, or during, diagenesis. This class of copper and silver deposits have received considerable research to understand their genesis and determine the fundamental controls on ore distribution. All deposits are very similar and exhibit consistent lateral metal and mineral zoning which were interpreted to derive from primary ore-forming processes.

     Copper-Silver Mineralization. Copper is found in the sulphide minerals bornite and chalcocite and most often occurs as fine-grained disseminations with concentration of these minerals (less than two percent up to approximately six percent) along fractures, veinlets, and bedding planes. There are two adjacent copper sulphide zones: the bornite-calcite zone and the chalcocite-chlorite zone. Significant amounts of silver are found only in these two copper sulphide zones, primarily as native silver. The thickness of these zones and their copper and silver grades are generally quite continuous across large areas, while locally there are segments considerably thinner or of lower grade. Enveloping the bornite-calcite and chalcocite-chlorite zones are four additional concentric mineral zones that generally have no economic interest. In concentric shells away from the core these are: the chalcopyrite-ankerite, chalcopyrite-calcite zones, galena-calcite and pyrite-calcite zones.

     Physiography, Climate and Infrastructure. The Cabinet Mountains form a northwest-trending mountain range of rugged relief. Maximum relief in the area is about 5,500 feet ranging from 2,200 feet in the valleys to 7,700 feet at the peaks. The area’s topography is controlled by the underlying rock types and structural features. Rocks in the area are relatively competent and resistant to erosion. The talus slopes and hogback ridges are usually formed by the more weather resistant quartzite and limestone rocks.

     The major land-forming features were created by the Rocky Mountain uplift that was active approximately 60 million years ago, and were subsequently modified by shifts in the earth’s crust, alpine glaciation and alluvial deposits. Topography in the area of the projects has been influenced by Pleistocene-age glaciation. In the northern part of the project area, Pleistocene alpine glaciers carved the landscape into a series of cirques, and horns characterized by nearly vertical cliffs, ledges, steep colluvial slopes, and talus fields. Pleistocene-age glaciation scoured some lower elevation areas, and created a veneer of glacial deposits. Glacial lake bed deposits, silt and clay accumulations approximately 1,000 feet in thickness were deposited in the low-elevation drainages.

     The climate of the area is characterized by a combination of Pacific maritime and continental climates. The maritime influences are strongest in the winter when relatively warm, moist air from the Pacific Ocean is cooled as it is lifted over the mountains and mixes with colder Arctic air moving south. This results in snowfall with significant accumulations in the higher elevations. Continental influences are more prevalent in the summer with thundershowers during May and June followed by hot, dry weather into mid-September. Annual precipitation totals vary from about 30 inches along the Clark Fork River valley to about 80 inches at the highest elevations in the Cabinet Mountains. Temperatures in the area are moderate. During the summer months, minimum night-time temperatures are in the 50 to 60 degrees Fahrenheit range. Winter cold waves occur, but mild weather is more common. The long-term annual average temperature is about 45 degrees Fahrenheit. The warmest month, July, averages 65 degrees Fahrenheit and the coldest month, January, averages 24 degrees Fahrenheit.

     The Troy mine is located in Lincoln County, Montana, which is sparsely inhabited, with several rural communities. Libby, the county seat, is located approximately 32 miles northeast of the Troy mine. The mine site is accessed by a seven mile paved mine road which connects to Montana Highway 56, a paved all-weather road connecting Montana Highway 200 to U.S. Highway 2. An active railway line parallels Highway 2. Copper concentrates from Troy are trucked to a leased warehouse and rail siding in Libby. The mine is connected to the local power grid.

     Rock Creek is located in Sanders County, Montana, approximately 5 miles northeast of the town of Noxon. Sanders County is sparsely inhabited, with several rural communities. Thompson Falls, the county seat, is located approximately 37 miles southeast of Noxon along Montana Highway 200. An active railway line parallels Highway 200 and will connect directly to a copper concentrate loadout facility at the project site. Electrical service is available throughout the area including a high voltage power line which passes through the project area. Rock Creek is ideally situated from an infrastructure standpoint as all major services (power, highway, rail, and water) are available within four miles of the planned and approved project site.

     The local economy is based primarily on agriculture and tourism, and, to a lesser extent, logging and the production of wood products. Unemployment in Lincoln and Sanders Counties is high relative to state and national unemployment rates.

Development History. Revett Minerals’ asset development dates back to 1963 when the Bear Creek Mining Company (a subsidiary of Kennecott Copper Corp.; “Kennecott”) discovered stratabound copper and silver mineralization in the Cabinet Mountains of northwestern Montana. Over the next two decades, extensive exploration activity delineated both the Troy (aka “Spar Lake”) and Rock Creek deposits. The Troy and Rock Creek deposits share many similarities in geology, geochemistry, and physiology. Based on extensive analysis of these similarities, the State and Federal agencies responsible for permitting and oversight of mining operations gained sufficient comfort from the environmentally compatible operating history at Troy to grant approvals for Rock Creek.

     In 1973, ASARCO leased the Troy project from Kennecott and began permitting and development of the Troy mine. Production commenced in August 1981 continuing until 1993 when operations were placed on care and maintenance due to low metal prices. During the twelve year period of production, the Troy mine produced approximately 4.0 million ounces of silver and 34 million pounds of copper per year. A total of 44.4 million ounces of silver and 389.9 million pounds of copper produced during this period. The mine and plant improvements were owned by ASARCO with Kennecott retaining a 25% net profits interest.

     In 1973, ASARCO also acquired Rock Creek claims from Kennecott and commenced an exploration program comprising 121 boreholes. According to a final exploration report prepared by ASARCO in 1989, the Rock Creek deposit contained a mineral resource estimated at 143.76 million tons grading an average of 0.68% copper and 1.65 ounces of silver per ton using a polygonal method.

     In 1982 and 1983, U.S. Borax and Chemical Corporation, a subsidiary of Rio Tinto PLC (“U.S. Borax”), explored the lateral extensions of Rock Creek deposit on adjacent claims. In 1984 U.S. Borax estimated the mineral inventory of 48 million tons grading 0.54%Cu and 1.66opt Ag in three satellite zones (the “Adjacent Properties”) using a polygonal methodology. This mineral inventory and methodology has not been audited. Revett acquired these Adjacent Properties in 2000 as part of the Kennecott (also a subsidiary of Rio Tinto) transaction.

     Revett Minerals has subsequently acquired the mineral rights to two other exploration stage stratabound copper/silver prospects located south of, and on trend with Rock Creek, these being the Vermilion River and Sims Creek projects.

     Troy. Troy is an underground “room and pillar” copper and silver mine with a conventional flotation mill located in Lincoln County, Montana. Developed by ASARCO in 1980 and 81 at a cost of approximately $100 million, the mine comprises 24 patented lode-mining claims and approximately 417 unpatented lode-mining claims. We re-opened Troy in December 2004 at a cost of approximately $8 million, and have continuously operated it since then. High silver content copper concentrate from Troy is currently shipped under a renewable long term contract to smelters within North America. The Troy concentrates typically contain 34% to 40% copper and 70 to 110 troy ounces of silver per ton. The Troy concentrates are considered high grade and clean, and contain no deleterious elements.

     The Troy Deposit Economically significant mineralization occurs at Troy within three distinct stratigraphically adjacent quartzite sub-units (Upper, Middle and Lower Quartzites) located within the Upper Member of the Revett Formation. In plan view, the enveloping surface of the stratiform deposit measures approximately 7,500 feet by 1,800 feet. In the vicinity of the mine, the stratigraphy is generally flat with a shallow dip of four degrees (7% grade). There are two styles of faults in the mine area. Northwest trending faults are brittle-ductile structures with common clay gouge as exemplified by the East Fault. The East Fault displays a close spatial relationship with the copper-silver mineralization. The second type of faults represents late brittle and generally open faults with sandy infill typified by the Cross Fault which separates the north and south ore bodies. These faults trend ENE to ESE and have steep southerly dips. These faults are late structures offsetting the mineralized sedimentary units. The Cross Fault also offsets the East Fault.

     The Troy deposit has been subdivided into three separate mining areas: the North Ore Body (“NOB”), South Ore Body (“SOB”) and the East Ore Body (“EOB”), delineated primarily by two faults dissecting the mineralized quartzite sub-units. The NOB and SOB are developed in the Lower and Middle Quartzite while the Middle and Upper Quartzite sub-units are mined in the EOB. No economic copper and silver mineralization was delineated in the Upper Quartzite west of the East Fault and similarly in the Lower Quartzite east of the East Fault (which represents the eastern boundary of the NOB and SOB), The South fault delineates the southern margin of the SOB. All other lateral ore boundaries are assay delimitated and do not represent hard geological surfaces.

     Exploration drilling by Revett in 2006 and 2007 to delineate additional mineralization beneath the SOB in the lower member of the Revett formation was successful in discovering a new orebody located in the favourable “C-Beds”. This deposit is now incorporated in our probable reserve (see Troy Exploration discussion below).

Current Troy Reserve Estimates (December 31, 2009)

			Ag Grade	Cu Grade	Contained	Contained
Category	Area	Million Tons	(Opt)	(%)	Ag (Moz)	Cu (Mlbs)
Proven Reserve	North Ore Body	2.01	1.33	0.68	2.67	27.34
	South Ore Body	0.98	1.58	0.82	1.55	16.07
	East Ore Body	0.09	1.28	0.66	0.12	1.19
Total Proven Reserve		3.09	1.41	0.72	4.34	44.60
Probable Reserve	North Ore Body	2.22	0.72	0.41	1.60	18.20
	South Ore Body	0.73	1.06	0.34	0.77	4.96
	East Ore Body	1.83	1.34	0.61	2.45	22.33
	Lower Revett C Bed	1.23	1.61	0.56	1.98	13.78
Total Probable Reserve		6.01	1.13	0.49	6.80	59.27
Proven & Probable Reserve	North Ore Body	4.24	1.01	0.54	4.27	45.54
	South Ore Body	1.71	1.36	0.61	2.32	21.03
	East Ore Body	1.92	1.34	0.61	2.57	23.52
	Lower Revett C Bed	1.23	1.61	0.56	1.98	13.78
Total Proven & Probable		9.10	1.23	0.57	11.14	103.87

The following key factors were used in determining the foregoing reserves:

Criteria	Silver	Copper	Other
Metal Prices (prior 5 year averages)	$12.33	$2.67
NSR Cutoff (Incl. Royalty)			$21.02 / Ton
NSR by Metal (1.23Ag, 0.57 Cu)	$12.45	$25.99
Mining Recovery			100%
Dilution (Incl. Reserve Calc.)			0%
Metallurgical Recoveries – LOM Ave.	89.6%	88.5%

Current Troy Resources Estimate (December 31, 2009)

			Ag Grade	Cu Grade
Category	Area	Million Tons	(Opt)	(%)
Measured Resource	North Ore Body	27.08	1.33	0.66
	South Ore Body	17.67	1.39	0.72
	East Ore body	3.18	1.13	0.52
Total Measured Resource	Total	47.93	1.34	0.67
Indicated Resource	North Ore Body	3.34	0.72	0.41
	South Ore Body	1.09	1.06	0.00
	East Ore body	4.41	1.23	0.50
	Lower Revett C Bed	1.84	1.61	0.56
Total Indicated Resource	Total	10.69	1.12	0.43
Inferred Resource	North Ore Body	0.00	0.00	0.00
	South Ore Body	0.00	0.00	0.00
	East Ore body	0.00	0.00	0.00
Total Inferred Resource	Total	0.00	0.00	0.00
Total Measured & Indicated	North Ore Body	30.41	1.27	0.64
	South Ore Body	18.77	1.37	0.68
	East Ore body	7.59	1.19	0.51
	Lower Revett C Bed	1.84	1.61	0.56
Total Measured &Indicated	Total	58.61	1.30	0.63
Total Inferred (JF Property)[1]	Total	11.00	1.40	0.40

1)

Resources listed for the JF Property are Historic Resources as defined by the CIMM and have not been audited by a Qualified Person. In 1992, ASARCO reported in an internal report a “Mineral Reserve” for the JF deposit of “11 million tons grading 0.4% Cu and 1.4 opt Ag.” This historical mineral resource estimate, which was prepared before the adoption of NI 43-101 and uses categories other than the ones set out in section 1.2 of NI 43-101, is considered relevant. A Qualified Person has not, however, done sufficient work to classify the historical estimate as current mineral resources and accordingly, we do not treat ASARCO’s historical estimate as current mineral resources. You are cautioned that the ASARCO historical estimate should not be relied upon. While we have not yet taken the steps to validate this drilling information with new drilling data, Larry Erickson, P Eng., a Qualified Person in accordance with NI 43-101, has reviewed ASARCO’s drilling data (ie; core logs, assay results, sections) and believes it to be reliable.

     Reserve and mineral resource estimates were performed by Larry Erickson, P.E., P.G., Revett’s Qualified Person located at the Troy Mine. Reserve and mineral resource estimates conform to Canadian Standards on Mineral Resources and Mineral Reserves Definitions and Guidelines (CIM Guidelines, August 20, 2000) in compliance with NI 43-101 requirements. Proven and probable reserves do not include resources contained in planned pillars; only represents material scheduled to be extracted and milled. United States investors are cautioned that the terms “measured mineral resources”, “indicated mineral resources”, and “inferred mineral resources” are not recognized by the SEC. The estimation of measured mineral resources and indicated mineral resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. United States investors are further cautioned not to assume that mineral resources in these categories will be converted into reserves.

     Operations ASARCO operated Troy at approximately 8,500 tons per day (“tpd”) between 1981-1993 while mining primarily in the 60 foot thick Middle Quartzite unit. We are currently operating at the planned rate of 4,100 tpd to the mill. The majority of our mine plan focuses on the remaining 30 to 40 foot thick East Ore Body and Lower Quartzite units. We believe continued workforce training and the hiring of additional technical support will help us increase production levels.

Troy Mine Production (1,000s)		2005	2006	2007	2008	2009	Total 2005-09	2010e
Mill Production (tons)		783	945	1,109	1,307	1,337	5,481	1,450
Grades	- Ag (opt)	1.73	1.13	1.01	1.01	1.00	1.13	1.01
	- Cu (%)	0.72%	0.47%	0.47%	0.43%	0.38%	0.48%	0.43%
Recovery	- Ag (%)	84.8%	86.4%	88.6%	89.5%	84.7%	87.0%	88.0%
	- Cu (%)	82.2%	83.7%	86.3%	87.6%	83.2%	84.8%	85.6%
Production	- Ag (oz)	1,155	917	1,054	1,174	1,128	5,433	1,291
	- Cu (lbs)	9,292	7,437	9,389	9,806	8,568	44,477	10,750
Cash Cost (US$/st)		US$ 22.10	US$ 25.61	US$ 26.03	US$ 26.18	US$ 20.32	US$ 24.04	US$ 20.10

     During 2009, Troy achieved record mill throughput, and the lowest direct operating cost per ton, since the mine was reopened in 2005. However, low head grades, coupled with a period of lower metallurgical recoveries, due to a higher level of non-sulfide ores encountered, yielded lower silver and copper production and higher unit cash cost of production. The lower grades were expected as scheduled in the life-of-mine plan. Mining has progressed through the higher non-sulfide area and recoveries have returned to normal.

     In 2010, we expect to produce 1.4 million tons of ore grading 1.01 ounces per ton silver and 0.43% copper and recover 1,290,500 ounces of silver and 10,749,703 pounds of copper. Head grades should improve towards the end of the year as the higher grade “C-Beds” enter the production mix. The proven and probable reserve currently defined at Troy provides for a six year life-of-mine plan at our current production rate.

     Ongoing Troy Exploration. We have been exploring beneath and adjacent to the current workings at Troy for the past several drilling seasons. Our primary target has been stratabound copper/silver mineralization located in the “I-Beds” of the Lower Revett Formation, approximately 1,200 feet stratagraphically below the main ore body at the mine. ASARCO had initially identified mineralization in these beds during drill programs in the 1980s but did not follow up with subsequent drilling as metals prices began to fall in the early 1990s.

     Since the Rock Creek project is hosted in the upper quartzite units of the Lower Revett Formation, specifically the “A, C, E & G-Beds”, we believed the potential for ore grade mineralization existed in these beds. Our 2007 drilling campaign confirmed mineralization in the “I-Beds” but also resulted in the discovery of a mineable reserve hosted in the “C-Beds” directly beneath the current workings. Based on currently available information, the “C-Beds” contain probable reserves of 1.23 million tons grading 1.61 ounces per ton of silver and 0.56% copper. Drilling of these targets continued in 2008 but were temporarily suspended in order to conserve cash. We intend to restart the drilling program and have budgeted $ 406,000 for exploration starting in August 2010.

     Generalized cross-section of the Troy Mine area looking east

     In addition to the “I-Bed” mineralization beneath the current Troy workings, ASARCO discovered and delineated the “JF” copper/silver deposit to the south of the mine. ASARCO reported in an internal report a “Mineral Reserve” for the JF deposit of “11 million tons grading 1.4 ounces per ton of siliver and 0.4% copper.” We plan to conduct a confirmatory drill program on the JF deposit when finances and permitting allow.

     Our longer range goals are to step out from the immediate mine area to explore for additional resources that would allow us to use our existing mine and processing infrastructure. There are promising mineralization trends to the east and north of the Troy mine, which will be our initial targets. We have been expanding our claim holdings in these areas.

     Mine Reclamation Plan. We have posted a reclamation performance bond for the Troy mine. The amount of the bond was $12.96 million as of December 31, 2009, which included $ 6.6 million in a restricted cash account. We are presently conducting environmental studies at the mine in conjunction with the DEQ and the USFS for completion of a revised reclamation plan. This plan, once accepted, may dictate a further adjustment of the amount of the reclamation performance bond. A key issue involving Troy’s reclamation and remediation is whether water discharges from the mine will require treatment even though there is presently no evidence of acid rock drainage nor any evidence of the mobilization of other deleterious constituents at the mine site. A secondary issue is whether the Company will be required to file an EIS in conjunction with the agencies’ review of its revised reclamation plan. At December 31, 2009, we had accrued an $8.2 million liability relating to our reclamation and remediation obligations at Troy.

     Rock Creek. Rock Creek is a world-class development stage stratabound copper and silver deposit located in Sanders County, Montana. The project comprises 99 patented lode-mining claims, 162 unpatented lode-mining claims, 5 tunnel site claims, and 85 mill site claims. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only; the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983 and occupy an area of approximately 1,809 acres. All of the Rock Creek mining claims are in good standing. The project also includes 745 acres of fee land and 673 of fee land to be used for grizzly bears mitigation purposes.

     The project is approximately sixteen air miles or forty-five road miles from the Troy mill site. While the ore body lies under the Cabinet Mountain Wilderness area, the company will access mining operations from outside the wilderness. The project development plan will be very similar to that used at the Troy mine. Rock Creek is designed to operate at a rate of 10,000 tpd, producing on average fify-two million pounds of copper, and six million ounces of silver per year.

     The Rock Creek Deposit. The stratigraphy in the vicinity of the Rock Creek project is nearly identical to that found at the nearby Troy Mine. Bedrock exposed in the area consists primarily of the Revett and St. Regis Formations. In this area, Belt Supergroup rocks are gently folded and cut by several northwest-trending faults. In the vicinity of the deposit, two faults, the Copper Lake and Moran Faults, subdivide the deposit into three segments: The Chicago Peak, St. Paul and North Basin blocks. The more significant portion of the Rock Creek deposit forms an oblong body measuring at least 16,000 feet along the long axis by 7,200 feet along the short axis. The long axis of the copper and silver mineralization is generally oriented along the north-south direction. The copper and silver mineralization occurs within a very open anticlinal structure, plunging slightly to the northwest. The copper and silver mineralization occurs between elevations of 4,300 and 6,000 feet above mean sea level. Mineralization occurs primarily within quartzite units of the Lower Member of the Revett Formation and subordinately within siltite and argillite sub-units of the lower and middle Revett Formation. The Lower Member of the Revett has been locally subdivided into individual units named the “A” through “I” Quartzites (from top to bottom). The bulk of the mineralization is confined to one layer, but locally there may be up to four vertically stacked, potentially minable layers. The copper and silver mineralization ranges in thickness from six feet up to a maximum of 235 feet, near the Copper Lake Fault. The average thickness is approximately twenty-seven feet.

Current Rock Creek Resource Estimates (December 31, 2009)

			Ag Grade	Cu Grade
Category	Area	Million Tons	(Opt)	(%)
Inferred Resource	Chicago Block	78	1.4	0.65
	Saint Paul Block	48	2.1	0.92
	North Basin Block	11	1.5	0.57
Total Inferred Resource	Total	137	1.7	0.72

     Permitting History and Status After seventeen years of study and review, the USFS and DEQ jointly issued a Record of Decision in June 2003 approving our proposed plan of operation. The Record of Decision was based primarily on the findings detailed in the Final Environmental Impact Statement (“FEIS”) issued in September 2001 and a non-jeopardy biological opinion issued by the U.S. Fish and Wildlife Service (“USFWS”) in May 2003. The FEIS followed six years of public and inter-agency review and comment (the initial draft EIS was issued in October 1995) with subsequent project development modifications and mitigations, as required under NEPA. As is disclosed more fully in the section of this report entitled “Legal Proceedings: the Record of Decision (and the biological opinion) is currently being challenged by several regional and national environmental organizations in federal district court in Montana.

     Pending resolution of these legal challenges, Revett initiated the installation of support infrastructure at site in anticipation of a favorable ruling from the court. Approval was granted to construct the Evaluation Adit Support Facilities (Office, shop, dry, etc.) on private land and reclamation bonding was provided. The office and core storage building are now complete.

     Approval from the USFS and MDEQ to proceed with the Evaluation Adit (and any disturbance on Federal lands) remains dependent on the following items:

  Approval of the updated plan of operations for the evaluation adit and associated water quality monitoring plans by DEQ and the USFS, which was obtained in December 2008;

  Execution of a memorandum of understanding with the USFS for implementation of the mitigation plan completed in March 2009, which has now been completed;

  Transfer of 153 acres of land as required by the grizzly bear habitat mitigation plan, which is currently in process;

  Funding of a mitigation trust fund. In December 2007 we signed a collection agreement with the Montana Fish, Wildlife and Parks. In February 2008 we contributed $250,000 to the fund and in June 2008 we contributed an additional $118,000. When the Company receives approval for Phase I construction, a payments of $ 2.3 million remains to be contributed to the mitigation trust fund; and

  Provision of a reclamation bond, the amount of which is the subject of ongoing discussions with DEQ and USFS.

     Project Development If we are allowed to proceed with our evaluation program at Rock Creek, we will install remaining infrastructure (including improvements to the access road, power transmission, and a water treatment facility) and construct an adit approximately 7,000 feet long into the deposit. After mineralization is reached (at approximately 3,500 feet), we will then focus on collecting data sufficient to support a full technical and economic feasibility study. This process is scheduled to take approximately two years and will include both direct development in mineralization and an infill drilling program to establish proven and probable reserves within a portion of the ore body.

     Assuming the feasibility study is positive, and financing is available, we will then commence construction of the 10,000 tpd mine and process facility. The longest lead time item will be the development of two parallel adits (approximately 15,500 feet) driven uphill at a 10% grade into the deposit; one for conveyor haulage out of the mine and the other for services and access for men and materials. Underground construction (such as the installation of primary crushing facilities) will be relatively limited since mine development will largely be confined to the ore zone. The processing plant and surface infrastructure will use conventional technology and will be based on the experience we have gained from operating the Troy processing plant. Construction, including development of the service and conveyor adits, is estimated to take about three years.

     Other Properties. The Company has acquired the mineral rights to three other exploration-stage prospects located in the vicinity of Troy or Rock Creek: the Adjacent Properties at Rock Creek (the “Adjacent Properties”), the JF Property at Troy (discussed above), and the Vermillion River and Sims Creek properties south east of Rock Creek. All of these projects are Revett Formation-hosted, stratabound silver and copper prospects.

     The Adjacent Properties comprise three unpatented claim groups, Copper Gulch, Horizon Basin and Rock Peak, which cover lateral extensions of the Rock Creek deposit. The prior owners of the Adjacent Properties drilled 36 boreholes into the mineralization of these claims groups and estimated the mineral inventory of 48 million tons grading 0.54% Cu and 1.66 opt Ag in three satellite zones using a polygonal methodology. This mineral inventory and methodology has not been audited.

     The JF property consists of one unpatented claim group located approximately one mile south of the Troy mine. ASARCO conducted a limited drilling program on the property over 20 years ago, consisting of twelve diamond drill holes totaling 12,183 feet and three smaller holes that tested the mineralization outcropping totaling 752 feet. The drill hole spacing ranged from 250 to 700 feet, and revealed copper-silver mineralization in a flat lying north-south trending zone approximately 800 feet wide and approximately one mile long, with an estimated average thickness of 27 feet. The JF deposit remains open on its east, west and south margins. We believe confirmation of a commercially mineable resource on the JF property could extend the life of the Troy mine by as much as five years.

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

      Troy-Related Actions.

     Cabinet Resource Group, Inc. v. Montana Department of Environmental Quality, Revett Minerals Inc. and Genesis Inc., Montana Nineteenth Judicial District Court in and for Lincoln County (Case No. DV-07-118). This action was brought in 2007. The plaintiff, a regional environmental organization, alleges that Genesis, Inc. is operating Troy in violation of the MMRA because of deficiencies in its reclamation plan, and that all of the defendants have violated the Montana constitution and various state statutes and regulations by allowing such operations to continue. The plaintiff seeks a declaration that the Troy operating permit and reclamation plan are void and invalid; alternatively, it seeks a writ of mandamus from the court requiring DEQ to enforce the MMRA and presumably suspend or revoke the operating permit, declare a forfeiture of the Company’s performance bond, and enjoin the Company from further operations at Troy pending approval of a reclamation plan. The plaintiff also alleges DEQ failed to maintain a clean and healthful environment in violation of the Montana constitution.

     We have answered the complaint and asserted several affirmative defenses to plaintiff’s claims. We have also filed a motion seeking to dismiss Revett Minerals on the grounds that it does not do business in Montana. Discovery has been substantially completed, although no trial date has been set. The court has indicated that it will not set a trial date until DEQ has completed its required review of the reclamation plan. We are funding an ongoing environmental assessment with DEQ concerning proposed revisions to the existing reclamation plan and increased performance bond requirements, and therefore believes the claim is without merit.

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

     In May 2007, the plaintiffs filed an appeal with the Montana Supreme Court, contending that the district court’s March 2006 summary judgment was incorrect in not invalidating the MPDES permit entirely, and asking the court to do so on constitutional grounds. On December 4, 2008, the Montana Supreme Court reversed the prior judgment in favor of DEQ remanding consideration of the MPDES permit back to DEQ for further consideration. DEQ is now in discussions on how to address the Supreme Court ruling. We believe this particular outfall of the MPDES permit is not required for the start of the evaluation of the program at Rock Creek.

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

     This action has twice been stayed. The first stay was ordered in 2005 pending resolution of a challenge to the USFWS’s May 2003 biological opinion in a separate lawsuit in the United States District Court for the District of Montana entitled Rock Creek Alliance v. U.S. Fish and Wildlife Service, CV 01-152-M-DWM. That lawsuit has now been concluded and resulted in the issuance of a revised biological opinion in October 2006, which concluded that development of Rock Creek would not likely jeopardize the continued existence of grizzly bears or bull trout, each of which is listed as a threatened species under the ESA, nor adversely modify critical habitat of these species. The second stay was ordered in November 2006 pending a USFS determination as to whether the Company’s plan of operations at Rock Creek needed to be modified. The USFS’s December 2007 supplemental information reports did not mandate any changes to the plan of operations of the final EIS.

     The governmental defendants and the Company each filed answers to the plaintiffs’ amended complaint in March 2008 and the issues in this action were fully briefed to the court in June 2008. An adverse ruling could delay or even prevent us from proceeding with our proposed activities at Rock Creek.

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

     Rock Creek Alliance, Cabinet Resource Group, Sierra Club, Alliance For The Wild Rockies, Natural Resource Defence Council, Trout Unlimited, Idaho Counsel of Trout Unlimited, Pacific Rivers Counsel and Great Old Broads For Wilderness v United States Fish and Wildlife Service, United States District Court for the District of Montana, Missoula Division, case No. CV-08-28-M-DWM. This lawsuit was filed in February 2008 after the Forest Service reaffirmed the conclusions reached in its revised October 2007 biological opinion, namely, that Rock Creek would not jeopardize the continued existence of the grizzly bear or bull trout in the vicinity of the proposed mine. The plaintiffs contend that the conclusions reached by the USFWS ignored the best available science and were arbitrary, capricious, and an abuse of discretion in violation of the ESA and the Administrative Procedural Act. The Company is not a party to this lawsuit, however it will apply for intervener status. Due to the preliminary nature of this complaint, the Company cannot predict the outcome of this action.

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

      Other Actions and Proceedings.

     In re ASARCO, LLC et al., Debtor: ASARCO, LLC, Plaintiff v. Revett Silver Company and Genesis, Inc., United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (Bankruptcy Case No. 05-21207). This action seeks to void the July 2002 and May 2004 amendments to Revett Silver’s purchase agreement with ASARCO. It also seeks a judgment in an amount equal to the value ceded by these amendments. Importantly, the action does not challenge the provisions of the original agreement that resulted in ASARCO’s transfer of its interests in the Troy mine and the Rock Creek project to us. The amendments pertain to the amount we owed ASARCO under the original purchase agreement and the manner in which we were to have paid that amount. Specifically, the amendments resulted in the issuance of additional shares of our common stock to ASARCO in exchange for its cancellation of a production debt obligation and certain share price guaranties in the original purchase agreement. Plaintiff contends that the amendments constitute fraudulent transfers under applicable federal and state law because ASARCO was insolvent at the time and received insufficient or no value under the amendments. Although filed in August 2007, we were only recently served with a copy of the complaint. We believe we have valid defenses to the claim that have been asserted against us and we intend to vigorously defend against them.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2009.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Market Information. The following table sets forth the high and low closing prices per share, denominated in Canadian dollars, for our common stock for each quarter of 2009, 2008 and 2007 as reported on the Toronto Stock Exchange. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions. As of March 1, 2010, the Federal Reserve Bank of New York noon buying rate was $0.9596 Canadian dollars per U.S. dollar.

	2009		2008
	Low	High	Low	High
First Quarter	(Can) $0.07	(Can) $0.13	(Can) $0.68	(Can) $0.96
Second Quarter	(Can) $0.09	(Can) $0.20	(Can) $0.53	(Can) $0.78
Third Quarter	(Can) $0.09	(Can) $0.17	(Can) $0.31	(Can) $0.62
Fourth Quarter	(Can) $0.13	(Can) $0.35	(Can) $0.04	(Can) $0.44

2007
	Low	High
First Quarter	(Can) $0.80	(Can) $1.49
Second Quarter	(Can) $0.72	(Can) $1.35
Third Quarter	(Can) $0.89	(Can) $1.59
Fourth Quarter	(Can) $0.98	(Can) $1.57

      Shareholders. The Company had 131 shareholders of record as of March 19, 2010.

     Dividends. The Company has not declared or paid any cash or stock dividends on its common stock since inception, and does not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

     Securities Authorized for Issuance under Equity Incentive Plans. The following table sets forth information as of March 19, 2010 concerning securities authorized for issuance pursuant to the Company’s equity compensation plans.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,445,000	(Can) $0.42	9,331,315

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

  On January 5, 2009, Royal Gold, Inc. exercised its right to convert 728,274 shares of Revett Silver Company and the 605,059 shares of Revett Minerals owned by Royal Gold into a perpetual, non-participating one percent net smelter royalty on future revenues generated by the Rock Creek mine.

  On February 12, 2009, Revett Minerals issued 10 million equity units for $0.06 per unit. Each unit consisted of one common share of the Company and three-quarters of one purchase warrant. Each full warrant will allow the holder to acquire one common share of the Company for a period of two years for $0.10 per full purchase warrant. If the closing price of the common shares is above (Can) $0.50 per share for fifteen consecutive trading days, the Company may accelerate the expiry of the warrants. The units were purchased by sixteen purchasers, fourteen of whom resided in the United States and two of whom resided in Canada. Revett Minerals offered and sold these securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. It offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the Securities Act.

  During March 2009, the Company issued 20,553,500 of its common shares in exchange for an equal number of Class B common shares of Revett Silver Company (Revett Silver), increasing the Company’s interest in Revett Silver from 69.8% to 94.2%. There were no underwriting discounts or commissions. Revett Minerals offered and sold the securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  In April 2009, under an existing Shareholder Participation Rights Agreement, the Company completed a private placement of 3,855,558 shares and realized gross proceeds of approximately $0.3 million.

  During June 2009, the Company issued a further 2,144,650 of its common shares in exchange for an equal number of Class B common shares of Revett Silver, increasing the Company’s interest in Revett Silver from 94.2% to 96.7%. There were no underwriting discounts or commissions. Revett Minerals offered and sold the securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  In August 2009, the Company issued 8,333,333 common shares to a lender as principal payment on a note payable. The principal of the note payable was reduced by $ 1.0 million.

  In October 2009, the Company issued 3,513,098 shares to satisfy a debt. The fair value of the shares issued was $0.5 million.

  On December 31, 2009, the Company issued 2,968,337 of its common shares in exchange for an equal number of Class B common shares of Revett Silver Company (Revett Silver), increasing the Company’s interest in Revett Silver from 96.7% to 100%. There were no underwriting discounts or commissions. Revett Minerals offered and sold the securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  On January 13, 2010, the Company issued 3,613,899 common shares in a private placement for CAD$0.32 per share or gross proceeds of CAD$ 1.2 million.

     Repurchases of Equity Securities by the Registrant or Affiliated Purchasers. Neither the Company nor any affiliated purchaser repurchased any equity securities of the Company in any month during the fiscal year ended December 31, 2009.

Item 6. Selected Financial Data.

     Selected Historical Financial Data. The following tables set forth (a) Revett Minerals’ selected historical financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The year end financial data has been derived from our consolidated audited financial statements, and should be read in conjunction with the Management’s Discussion and Analysis section of this report and our audited consolidated financial statements and the notes thereto.

	As at December 31
	(expressed in thousands of dollars)
	2009	2008	2007	2006	2005
Balance Sheet Data:
Current assets	$7,779	$5,992	$24,721	$29,299	$17,536
Property, plant and equipment	52,319	63,228	60,714	56,012	57,793
Restricted cash	6,633	7,597	7,389	7,043	6,719
Other assets	969	1,125	1,264	1,849	1,680
Total assets	$67,700	$77,942	$94,085	$94,203	$83,728

Current liabilities	$7,981	$10,470	$14,523	$10,235	$6,936
Long-term debt	2,572	579	1,784	9,354	11,108
Reclamation and remediation liability	8,166	7,526	7,141	7,603	8,951
Future income taxes	-	5,917	8,391	8,353	8,818
Total liabilities	$18,719	$24,492	$31,839	$35,545	$35,513

Non-controlling interest	-	5,253	8,175	8,524	8,211

Shareholders' equity	48,981	48,197	54,071	50,134	40,004
Total liabilities and shareholders’ equity	$67,700	$77,942	$94,085	$94,203	$83,728

	For the Years Ended December 31,
	(expressed in thousands of dollars,
	except share and per share amounts)
	2009	2008	2007	2006	2005
Income Statement Data:
Revenue	$29,464	$35,942	$38,885	$31,381	$21,136

Cost of sales	28,486	37,182	30,894	25,043	19,318
Depreciation and depletion	2,361	1,864	1,393	1,280	1,441
Exploration	343	2,120	2,131	1,417	1,259
General and administrative	2,834	5,578	4,518	3,558	2,618
Accretion of reclamation	640	590	559	596	584
Total expenses	$34,664	$47,334	$39,495	31,894	$25,220

Other income (expenses):	(386)	(674)	1,454	(1,073)	(1,140)
Income (loss) before income taxes and non-controlling interest	(5,586)	(12,066)	844	(1,586)	(5,224)
Net income (loss) for the period	(4,967)	(6,690)	871	(1,731)	(2,918)
Deficit, beginning of period	(10,490)	(3,800)	(4,671)	(2,940)	(22)
Deficit, end of period	$(15,457)	$(10,490)	$(3,800)	$(4,671)	$(2,940)

Per Share Data:
Basic and diluted income (loss) per share	$(0.05)	$(0.09)	$0.01	$(0.03)	$(0.06)

Weighted average number of shares Outstanding	106,304,762	74,982556	73,308,813	61,292,210	48,835,179
Dividends paid during the period	-	-	-	-	-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Explanatory Note: The following discussion of our financial condition and results of operation should be read in conjunction with Revett Minerals’ consolidated audited financial statements as at December 31, 2009 and 2008 and the years ended December 31, 2009, 2008 and 2007, which include the accounts of Revett Minerals and its wholly-owned subsidiary Revett Silver, and the accounts of Revett Silver’s wholly owned subsidiaries, Genesis Inc. and RC Resources, Inc. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles and have been reconciled to U.S. generally accepted accounting principles (“US GAAP”). See Note 16 to the consolidated financial statements for the reconciliation to US GAAP.

     Overview. Our principal mining properties are Troy and Rock Creek. We acquired these properties from ASARCO and Kennecott in 1999 and 2000, respectively, and operated the Troy Mine on a care and maintenance basis from 1999 until 2004. The mine was reopened in late 2004 and commercial production resumed in January 2005. Troy is an underground copper and silver mine located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy, and Rock Creek is a large exploration-stage copper and silver property located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana. Since 2000, we have also been pursuing an operating permit for Rock Creek. These activities and other corporate activities have been funded from proceeds received from sales of our common stock and from the sale of some of our deeded property.

     Our goals are to increase production and profitability at Troy and successfully develop Rock Creek. While we believe we can achieve the former, evaluating Rock Creek and putting it into production if it is economical to do so are formidable challenges. Consequently, we do not know if Rock Creek can be successfully developed. Many companies in the mining industry today hold significant mining resources, but relatively few have been able to develop them profitably. We may not be an exception, notwithstanding the estimated size of the mineral resource at Rock Creek.

Results of Operations.

     Comparison of Years Ended December 31, 2009 and 2008. During the first half of 2009 the most significant event affecting our financial performance was the dramatic decline in the price of copper and silver. Metal prices will continue to be the most significant factor influencing our operations going forward. The following are highlights of the changes over these two periods:

  Our revenues decreased in 2009 because of a significant decrease in the price of copper and silver over the first six months of the year. For the first six months of 2009 the average price of copper was $1.83 per pound ($3.68 in same period of 2008) and the average price of silver was $13.17 per ounce ($17.43 in the same period of 2008). For the full year copper prices averaged $2.32 per pound and silver prices averaged $14.65 per ounce, compared to 2008 pricing of $3.15 per pound of copper and $15.02 per ounce for silver. This pricing variance, coupled with a 10% decrease in payable copper production due to lower copper grades, resulted in lower revenues in 2009 as compared to 2008.

  Our cost of goods sold during 2009 decreased by $8.7 million to $28.5 million, a 24% improvement when compared to 2008, despite a 3% increase in tons milled. The decrease in cost of goods sold is primarily the result of lower labor costs (chiefly due to a 10% pay reduction for all workers at the Troy Mine), lower cost for consumables (such as fuel, explosives, milling reagents and other milling consumables) and successful efforts to reduce the consumption of consumables through increased operating efficiencies and a continued focus on obtaining the lowest costs possible.

  Other expenses recorded during the year included the non-cash accretion for reclamation and remediation liability of $0.6 million (unchanged from 2008), general and administrative costs of $2.8 million (compared to $5.6 million in 2008), exploration and development expenditures at Troy and Rock Creek of $0.3 million (compared to $2.1 million in 2008), and net other expense of $0.4 million (compared to a net other income of $0.6 million in 2008).

  The 2009 decrease in administration costs was due to a 20% decrease in management salaries, a one-time severance payment of $0.6 million (paid and expensed in 2008), a $0.5 million decrease in directors’ fees, and a $2.0 million decrease in legal and consulting fees. Exploration and development spending was $0.3 million in 2009 compared to $2.1 million in 2008. This lower exploration and development expense was attributable to our overall effort to reduce spending.

  Troy produced 8,700,601 pounds of copper in concentrate and 1,127,639 ounces of silver in concentrate in 2009 compared to 9,791,145 pounds of copper in concentrate and 1,178,913 ounces of silver in concentrate in 2008. The lower production in 2009 is a result of mining lower ore grades and lower recovery rates.

  Milling throughput at Troy for 2009 was 1,337,225 tons of ore (3,735 tons per day), which was approximately 3% more mill throughput than was achieved in 2008. We did not meet our operating projections of 4,238 tons per day at Troy due to twelve days of lost production attributable to electrical issues and safety review. Extensive training programs were implemented to improve the workforce knowledge during the year, which resulted in increased throughput of 3,840 tons per day in the fourth quarter. Metal grades for silver and copper during the year were slightly lower than our operating projections due primarily to increased production in the South Ore Body lower quartzite area.

     The following table compares our key operating statistics for the twelve months ended December 31, 2009 compared to the same periods in 2008 and 2007:

Years Ended
Item	December 31, 2009	December 31, 2008	December 31, 2007
Tons milled	1,337,225	1,307,447	1,105,503
Tons milled per day	3,735	3,642	3,096
Copper grade	0.39 percent	0.43 percent	0.50 percent
Silver grade	1.00 ounces per ton	1.004 ounces per ton	1.07 ounces per ton
Copper recovery	83.00 percent	87.54 percent	86.87 percent
Silver recovery	85.00 percent	89.83 percent	88.85 percent
Copper production	8,700,601 pounds	9,791,145 pounds	9,681,287 pounds
Silver production	1,127,639 ounces	1,178,913 ounces	1,054,417 ounces
Copper sold (payable	8,335,153 pounds	9,463,142 pounds	9,357,486 pounds
Silver sold (payable)	1,022,888 ounces	1,061,021 ounces	980,609 ounces

     Expenses pertaining to Rock Creek totaled $0.3 million during the year ended December 31, 2009 (2008: $1.8 million), and were comprised of legal fees of approximately $0.03 million (2008: $1.1 million); consulting fees of approximately $0.1 million (2008: $0.3 million); and public relations expenses, and miscellaneous expenditures of approximately $0.2 million (2008: $0.4 million).

     Comparison of Years Ended December 31, 2008 and 2007. During the second half of 2008 the most significant event affecting the financial performance of the Company were the dramatic decline in the prices of copper and silver. The following are the highlights of the changes over these two periods:

  Our revenues decreased in 2008 because of a significant decrease in the prices of copper and silver over the last six months of the year. For the first six months of 2008 the average price of copper was $3.68 per pound and the average price of silver was $17.43 per ounce. During the second half of 2008 the average price of copper decreased to $2.63 (a 21% decrease) and average price of silver price decreased to $12.61 (a 28% decrease). These decreases in price, particularly in the fourth quarter, resulted in significant negative provisional pricing adjustments. For the full year of 2008 the average price of copper price was $3.15 per pound compared to $3.23 per pound in 2007, while the average price of silver price was $15.02 per ounce compared to $13.38 per ounce in 2007. These decreases resulted in a corresponding decline in our cash and working capital position at December 31, 2008, largely because of increases in amounts owed to our customer for settlement of provisionally priced concentrate sales.

  Our cost of goods sold during 2008 increased by $5.4 million compared to 2007 expenses. The increase is attributable to $5.3 million in additional costs resulting from a 200,000 ton increase in the amount of ore we milled during the year, a $0.5 million safety bonus that we paid to our employees, and $0.4 million in MSHA penalties that we incurred and paid during the year.

  Other expenses recorded during the year included a non-cash accretion of $0.6 million for reclamation and remediation liability (unchanged from 2007), general and administrative costs of $5.6 million (compared to $4.5 million in 2007), exploration and development expenditures at Troy and Rock Creek of $2.1 million (compared to $2.1 million in 2007), and net other expense of $0.7 million (compared to net other income of $1.5 million in 2007). The 2008 increase in administration costs was due to a one-time severance payment of $0.6 million and a $0.5 increase in directors’ fees (due to the additional special meeting costs).

  Milling throughput at Troy for 2008 was 1,307,477 tons of ore (3,642 tons per day), an 18% increase over 2007. Metal grades for silver and copper during the year were slightly lower than plan due primarily to increased production in the South Ore Body lower quartzite area. A contractor was hired in the third quarter to improve access to the East Ore Body area, which is a higher grade mining area to be utilized more in future mine plans. Overall silver production increased by 8% and copper production increased by 1% compared to 2007.

  Expenses pertaining to Rock Creek totaled $2.1 million during the year ended December 31, 2008, compared to $2.1 million in 2007, and were comprised of legal fees of approximately $1.2 million; consulting fees of approximately $0.4 million; and public relations expenses, and miscellaneous expenditures of approximately $0.5 million. In 2007, we also purchased mitigation lands for Rock Creek at a cost of $2.6 million.

Liquidity and Capital Resources.

      Our liquidity position is directly related to the level of concentrate production, the cost of this production and the provisional and final prices received for the copper and silver in concentrate that is sold. In the last half of 2008, commodity prices in general and copper prices in particular dropped dramatically. These price declines resulted in a corresponding decline in our cash and working capital position as at December 31, 2008, largely because of an increase in amounts we owed to our customer for settlement of provisionally priced concentrate sales. At December 31, 2009, we had negative working capital of $0.3 million (compared to negative working capital of $4.5 million at year end 2008). Although metal prices improved during 2009, further declines in the prices of copper and silver could result in a further reduction in working capital and cash flows. In 2009, we were able to restructure some of our debt and settle other of our debt through the issuance of common stock. In order to hedge against price volatility in 2010, we have sold forward 5.5 million pounds of copper at an average price of $2.86 per pound and 350,000 ounces of silver at an average price of $15.96 per ounce. We continue to have discussions with our customer and suppliers to manage cash flows. We raised $ 1.2 million subsequent to December 31, 2009 through the issue of shares. We are also investigating a number of alternative means of raising additional capital with potential lenders and investors. No assurance can be given that these efforts will prove to be successful. Given current market conditions, we may experience difficulties in raising sufficient external financing to meet our obligations. Because of our need to conserve cash, all discretionary capital spending and exploration spending has been placed on hold.

     Capital spending in 2009 totaled $1.4 million of which $1.1 million was financed by a capital lease. Other acquisitions include a water treatment plant and septic system for Rock Creek and various pieces of equipment at Troy.

     Capital spending in 2008 totaled $3.7 million, $0.3 million of which was financed by capital leases. The main capital items were the acquisition of an exploration drill, conveyor belting, mine development expenditures, and construction expenditures of $0.4 million pertaining to a water treatment plant at Rock Creek.

     Capital spending in 2007 totaled $3.2 million, $1.9 million of which was financed by capital leases. The main capital items were the acquisition of a roof bolter, another haul truck and a 962 loader. In addition we also acquired additional land at Rock Creek, at a cost of $2.6 million.

Financing Activities.

     In February 2009, we completed a private placement of 10,000,000 units (each unit consisting of one share of common stock and three quarters of one common stock purchase warrant) and realized gross proceeds of approximately $0.6 million. If fully exercised, the warrants would result in the issuance of 7,500,000 additional shares of common stock. The exercise price for a full warrant is $0.10 and the warrants expire on February 13, 2011 unless accelerated by the Company.

     In April 2009, under an existing Shareholder Participation Rights Agreement, the Company completed a private placement of 3,855,558 shares and realized gross proceeds of approximately $0.3 million.

     During January 2009, we entered into capital lease in the amount of $1.1 million for a CAT haul truck for use at Troy.

     During 2008, we entered into capital leases totaling $0.3 million to purchase a 980 Loader ($0.1 million) and an exploration drill ($0.2 million) for use at Troy.

     During 2007, we entered into capital leases totaling $1.9 million to purchase a rock bolter ($0.7 million), a CAT haul truck ($0.8 million), a loader ($0.1 million), a jumbo drill ($0.3 million), and miscellaneous mine vehicles for use at Troy.

      Off-Balance Sheet Arrangements.

     The original purchase agreement with Kennecott gives Kennecott the right to exchange the 2,250,000 shares of Revett Silver common stock that it owns for a two percent net smelter return royalty from the sale of metals extracted from a defined portion of Rock Creek. This royalty obligation would commence the date the project achieves an 80 percent production rate and would continue until Kennecott has received payments, adjusted for inflation, of $8,000,000.

     In October 2004, we sold Royal Gold, Inc. (“Royal Gold”) two separate royalties on production from Troy; the first for $7.25 million (the “Production Payment”) and the second for $0.25 million (the “Tail Royalty”). The Production Payment royalty was a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of proven and probable reserves as at October 13, 2004 or $10.5 million. As at December 31, 2008, Revett had paid or accrued royalty obligations totaling $9.5 million on the Production Payment. The Tail Royalty was also payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production between 100% and 115% of its proven and probable reserves that existed as at October 13, 2004 and then at the rate of 2% for all future production. Due to Revett’s cash position, the fourth quarter 2008 production royalty due in January 2009 (approximately $ 0.6 million) was not made and was included in accrued liabilities. On October 13, 2009, Revett and Royal Gold entered into an agreement modifying the Tail Royalty. The company will now pay Royal Gold a gross smelter return of 3.0% on all production from the Troy mine beginning July 1, 2010. All other royalty obligations from the Troy mine have been removed.

     Tabular Disclosure of Contractual Obligations. The following table sets forth information as of December 31, 2009 concerning our known debt obligations, royalty obligations, capital lease obligations, and reclamation obligations.

		Payments Due by Period
		(expressed in thousands of dollars)
		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
Accrued liabilities	$6,378	6,378
Capital lease obligations	1,887	709	844	334	-
Note Payable	2,492	1,000	1,492	-	-
Operating leases	100	100	-	-	-
Long-term reclamation costs	13,320	-	-	-	13,320
Total contractual obligations	$24,177	$8,187	$2,336	$334	$13,320

     Our long term debt at December 31, 2009 consisted of capital lease obligations related to the purchase of equipment used at the Troy mine and a note payable to our customer resulting from restructuring accounts payable.

      Related Party Transactions. There were no related party transactions in 2009, 2008 or 2007.

      Proposed Transactions. There are no proposed transactions at December 31, 2009.

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

     Critical Accounting Estimates. Our significant accounting polices are presented in Note 2 of the audited financial statements included in this report and the adjustments for United States generally accepted accounting principles purposes are presented in Note 16 to the 2009 year end financial statements included in this report. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory and other factors that influence our business prospects. These estimates have a significant effect on the financials statements and actual results may differ significantly from our estimates.

     We believe the most critical estimates pertain to future metal prices, our estimates of proven and probable reserves at Troy, the valuation of mineral property, plan and equipment, the estimate of the final reclamation and closure obligations at Troy and the determination of future cash flows for the purpose of the going concern assumption. These estimates required us to make assumptions that were highly uncertain at the time the accounting estimates were made, and changes in them are reasonably likely to occur from time to time. The major critical accounting estimates include but are not limited to the following:

     Future Metal Prices. Metal price estimates are key components in estimates that determine the valuation of some of our significant assets and liabilities, including the cost and carrying value for property, plant and equipment, inventories, future tax assets and liabilities, certain accounts receivable and the fair value of forward metal contracts. Metal prices, historically, have been very volatile with recent prices being near their highs for the last decade and these prices have influenced our property, plant and equipment carrying values and the estimates of reserves. We can offer no assurance that prices will continue at the levels experienced for the past few years. Changes in metal prices may result in changes in the value of derivatives and other financial instruments recognized and in impairment charges on mineral property, plant and equipment and write down of inventories to net realizable value.

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

Mineral Resources and Reserves, and the Carrying Values of Mineral Properties, Plant, and Equipment. Mineral resources and reserves are estimated by professional geologists and engineers in accordance with recognized industry, professional and regulatory standards. Reserve estimates are based on future metal prices, future operating costs, mill throughput and various technical, geological, engineering, and construction parameters. Changes in any of these factors could cause a significant change in the resources and reserves estimated, which, in turn, could have a material effect on the carrying value of mineral property, plant and equipment.

     We have completed a life of mine undiscounted cash flow analysis of Troy based upon its most recent proven and probable ore reserves, its expected production rates and costs, and its estimated revenues (which are in turn based on estimated metal prices for copper and silver of $2.70 per pound and $16.25 per ounce, respectively, in 2010, and $2.67 per pound and $12.33 per ounce, respectively, for years thereafter until the end of the mine life. The projected undiscounted cash flows to be generated exceeded the carrying costs of Troy, and no write-down was required at December 31, 2009. However, these estimates are based on significant assumptions. While we have analyzed external and internal data in arriving at these assumptions, and while we believe they are reasonable, it is possible that future conditions may change and that these changes could result in different assumptions which might result in an impairment of the carrying value of our mineral property, plant and equipment.

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

     Concentrate Receivables and Revenue. We sell our copper in concentrate based upon our own assays of metal content, moisture content, and the estimated dry weight of the copper concentrate loaded in rail cars. These weight and assay estimates are subject to final confirmation by the receiving smelter and are subject to change. In addition, we record the anticipated revenue to be received from the sale of each concentrate shipment based upon our determination of the weight and assays of each shipment and in accordance with the contract to which the sale relates. Preliminary payments are thus based upon copper and silver prices that are determined prior to the date of the provisional invoice, whereas the final price received is determined by quoted metal prices in periods subsequent to the date of the provisional invoice. Changes in these estimates or in metal prices could result in a significant change to the results from operations.

     Reclamation and Remediation Obligations. We have a legal obligation to reclaim our mineral properties and have estimated the cost of these obligations in accordance with current standards of applicable laws and regulations. These estimates are reviewed by third party consultants and government authorities. In arriving at these estimates, we must also estimate the timing and magnitude of future payments for remediation work, as well as prevailing rates of interest during the remediation period, in order to determine its periodic accretion and the depreciation expense. There were no material changes in our estimates of final reclamation and remediation obligations during 2009, 2008 and 2007, however, the operating life of Troy in 2007 did change, which necessitated changes in the depreciation and accretion charges relating to the asset retirement obligation. We cannot predict the effect of a material increase in these estimates on our financial position.

     Stock-Based Compensation Expense. We from time to time grant stock options to employees, directors, and service providers. We use the Black-Scholes option pricing model to estimate a value for these options. This model requires management to make estimates of the expected volatility of our common stock, the expected term of the option to exercise, the expected future forfeiture rate, and future interest rates. Changes in these estimates and the conditions underlying the grants of options could cause a significant change in the stock-based compensation expense charged in any period.

     Valuation Allowances for Future Income Taxes. We are required to make estimates of the valuation allowances for future income taxes. This requires us to estimate whether we will attain certain levels of future taxable income and thereby avail ourselves, or lose, estimated tax assets. These estimates require us to estimate future metal prices, future operating costs and production levels; which are themselves subject to a high degree of uncertainty.

     Financial and Other Instruments. We have in the past engaged and may in the future engage in hedging activities in order to protect the price of copper and silver that we have produced or will produce in future periods. These hedging activities are limited to less than all of our planned or actual production in any one month. Considerable judgment is required to interpret market data and to develop the estimates of fair value of such hedges for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we will realize in such future periods.

     We are required by applicable accounting standards to fair value (i.e., mark to market) the amount of concentrate for which final prices have not yet been determined. At each month end, we then adjust our revenue to account for future prices. In order to do this, we must estimate the future prices that will prevail when the final prices are determined. We use future contract prices in effect as at the end of each month to estimate these prices. At December 31, 2009, we had 1.2 million pounds of copper and 0.1 million ounces of silver that had not been final priced; and the mark to market value of these receivables was a liability of $0.3 million.

      New Accounting Standards Adopted.

     In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets and Section 3450, research and Development Costs. The new section establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. Concurrent with the introduction of this standard, the CICA withdrew EIC 27, Revenues and Expenses during the pre-operating period. As a result of the withdrawal, entities will no longer be able to defer certain costs and revenues incurred prior to commercial production at new mine operations. The new requirements were effective for us on January 1, 2009 but did not have a material impact on our consolidated financial statements.

     Credit risk and the fair value of financial assets and financial liabilities EIC -173, provides guidance on how to take into account an entity’s own credit risk and the credit risk of the counter party in determining the fair value of financial assets and financial liabilities, including derivative instruments, for presentation and disclosure purposes. The application of this EIC did not have a material impact on the Company’s financial statements.

     Mining exploration costs EIC-174, provides guidance on the accounting and the impairment review of exploration costs. The application of this EIC did not have an effect on the Company’s financial statements.

      New Accounting Standards to be Adopted.

     In February 2008, the Canadian Accounting Financial Standards Board confirmed that Canadian public companies will be required to adopt International Financial Reporting Standards (IFRS) for fiscal years beginning on or after January 1, 2011. The Company is currently planning to adopt accounting principles generally accepted in the United States of America (“US GAAP”) as permitted by Canadian Securities regulatory authorities and adopt IFRS if and when IFRS and US GAAP converge. Material difference between Canadian GAAP and US GAAP and their impact on the consolidated financial statements are disclosed in note 16.

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

     During the twelve months ended December 31, 2009, we reported sales revenue of $29.4 million dollars on sales of approximately 8.3 million pounds of payable copper and 1.1 million ounces of payable silver. During this period copper and silver prices averaged $2.32 per pound and $14.65 per ounce respectively. Had the price of copper or silver changed by $1.00 each, revenue would have changed by approximately $9.4 million.

     A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $0.1 million of our short term investments are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in Canadian dollars which exposes us to some foreign exchange risk.

Item 8. Financial Statements and Supplementary Data.

     The consolidated balance sheets of the Company as at December 31, 2009 and 2008, and consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009, 2008 and 2007 included in this report have been audited by KPMG LLP, Vancouver, British Columbia, Canada, independent registered public accountants. Such financial statements have been prepared in accordance with Canadian generally accepted accounting principles, but contain a reconciliation to generally accepted accounting principles in the United States.

Consolidated Financial Statements
(Expressed in thousands of United States dollars)

REVETT MINERALS INC.

Years ended December 31, 2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Revett Minerals Inc.

We have audited the accompanying consolidated balance sheets of Revett Minerals Inc. (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009 in accordance with Canadian generally accepted accounting principles.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As discussed in note 1, continuing losses and negative working capital as at December 31, 2009 raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 16 to the consolidated financial statements.

//s// KPMG LLP

Chartered Accountants

Vancouver, Canada
February 5, 2010

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

REVETT MINERALS INC.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars)
December 31, 2009 and 2008

	2009	2008

Assets

Current assets:
Cash and cash equivalents	$2,622	$1,633
Accounts receivable	1,237	224
Income taxes receivable	-	99
Inventories (note 4)	3,630	3,695
Prepaid expenses and deposits	290	341
	7,779	5,992

Mineral property, plant and equipment (note 5)	52,319	63,228
Restricted cash (note 6)	6,633	7,597
Other assets (note 6)	969	1,125

	$67,700	$77,942

Liabilities and Shareholders’ Equity

Current liabilities
Trade accounts payable	$3,251	$3,532
Payroll liabilities	965	1,251
Income, property and mining taxes	1,409	1,060
Concentrate settlement payable	-	1,965
Other accrued liabilities	753	1,093
Current portion of long-term debt (note 8)	1,603	1,569
	7,981	10,470

Long-term debt (note 8)	2,572	579
Reclamation and remediation liability (note 9)	8,166	7,526
Future income taxes (note 12)	-	5,917
	18,719	24,492

Non-controlling interest	-	5,253

Shareholders’ equity:
Share capital (note 11)
Authorized: unlimited no par common shares
Issued and outstanding: 125,978,614 (2008 - 75,210,697) common shares	60,988	56,899
Contributed surplus	3,450	1,788
Deficit	(15,457)	(10,490)
	48,981	48,197

Nature of operations and going concern (note 1)
Commitments and contingencies (note 13)
Subsequent event (note 17)

	$67,700	$77,942

See accompanying notes to the consolidated financial statements.

Approved on behalf of the Board:

“Larry Okada”	Director	“John Shanahan”	Director

REVETT MINERALS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in thousands of United States dollars, except per share amounts)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Revenue	$29,464	$35,942	$38,885

Expenses:
Cost of sales	28,486	37,182	30,894
Depreciation and depletion	2,361	1,864	1,393
Exploration	343	2,120	2,131
General and administrative	2,834	5,578	4,518
Accretion of reclamation and remediation liability	640	590	559
	34,664	47,334	39,495

Loss from operations	(5,200)	(11,392)	(610)

Other income (expenses):
Interest expense	(544)	(974)	(1,307)
Interest and other income	145	1,046	1,291
Foreign exchange gain (loss)	13	(746)	1,470
	(386)	(674)	1,454

Income (loss) before income taxes and non-controlling interest	(5,586)	(12,066)	844

Future income tax recovery (note 12)	228	2,685	634

Income (loss) before non-controlling interest	(5,358)	(9,381)	1,478

Non-controlling interest	391	2,691	(607)

Net income (loss) and comprehensive income (loss) for the year	$(4,967)	$(6,690)	$871

Basic and diluted income (loss) per share	$(0.05)	$(0.09)	$0.01

Weighted average number of shares outstanding:
Basic	106,304,762	74,982,556	73,308,813
Diluted	106,304,762	74,982,556	73,579,709

See accompanying notes to consolidated financial statements.

REVETT MINERALS INC.
Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of United States dollars, except share amounts)
Years ended December 31, 2009, 2008 and 2007

	Common shares		Contributed
	Shares	Amount	surplus	Deficit	Total

Balance, December 31, 2006	71,904,088	$53,989	$816	$(4,671)	$50,134

Issued to acquire non controlling interest	1,097,999	999	-	-	999
Issued for cash on the exercise of share purchase warrants	1,293,615	1,327	-	-	1,327
Stock-based compensation on options granted	-	-	740	-	740
Net income for the year	-	-	-	871	871

Balance, December 31, 2007	74,295,702	56,315	1,556	(3,800)	54,071

Issued to acquire non controlling interest (note 3(a))	707,000	556	-	-	556
Issued to settle severance obligations	207,995	28	-	-	28
Stock-based compensation on options granted	-	-	232	-	232
Net loss for the year	-	-	-	(6,690)	(6,690)

Balance, December 31, 2008	75,210,697	56,899	1,788	(10,490)	48,197

Issued to acquire non controlling interest (note 3(a))	25,583,487	2,388	-	-	2,388
Issue of shares for cash (note 11(a))	3,855,558	279	-	-	279
Issue of units for cash (note 11(a))	10,000,000	323	241	-	564
Issue of shares and warrants on debt restructuring (note 7)	8,333,333	1,000	621	-	1,621
Issue of shares for settlement of accounts payable (note 11(a))	3,513,098	545	-	-	545
Issue of shares for exercise of warrants and options	87,500	12	(4)	-	8
Redemption of shares for royalty (note 3(b))	(605,059)	(458)	417	-	(41)
Stock-based compensation on options granted	-	-	387	-	387
Net loss for the year	-	-	-	(4,967)	(4,967)
Balance, December 31, 2009	125,978,614	$60,988	$3,450	$(15,457)	$48,981

See accompanying notes to consolidated financial statements.

REVETT MINERALS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash provided by (used in):

Operating activities:
Net income (loss) for the year	$(4,967)	$(6,690)	$871
Items not involving cash:
Depreciation and depletion	2,361	1,864	1,393
Accretion of debt	70
Accretion of reclamation and remediation liability	640	590	559
Unrealized foreign currency exchange loss (gain)	(13)	746	(1,470)
Stock-based compensation	387	260	740
Loss on disposal of fixed assets	-	88	25
Future income tax recovery	(228)	(2,685)	(634)
Non-controlling interest	(391)	(2,691)	607
Accrued interest from reclamation trust	(59)	(211)	(343)
Amortization of insurance premiums	156	139	128
Loss on debt settlement	151	-	-
Changes in non-cash working capital:
Accounts receivables	(1,013)	220	10
Income taxes receivable	99	1,151	(1,250)
Inventories	65	824	(514)
Prepaid expenses and deposits	51	157	15
Accounts payable and accrued liabilities	2,315	4,097	(518)
	(376)	(2,141)	(381)

Financing activities:
Proceeds from issuance of common stock	851	-	1,327
Repayment of debt	(1,389)	(8,716)	(3,027)
Repayment of capital leases	(557)	(977)	(1,069)
	(1,095)	(9,693)	(2,769)

Investing activities:
Sale (purchase) of short-term investments	-	3,955	(15)
Purchase of mineral property, plant and equipment	(412)	(3,797)	(3,565)
Proceeds from sale of mineral interest and other assets	1,836	-	-
Release of restricted cash	1,023	-	-
Purchase of non controlling interest (note 3)	-	-	(1,004)
Other long-term assets	-	-	457
	2,447	158	(4,127)

Impact of foreign exchange on cash and cash equivalents	13	(746)	1,470

Increase (decrease) in cash and cash equivalents	989	(12,422)	(5,807)

Cash and cash equivalents, beginning of year	1,633	14,055	19,862

Cash and cash equivalents, end of year	$2,622	$1,633	$14,055

REVETT MINERALS INC.
Consolidated Statements of Cash Flows, Continued
(Expressed in thousands of United States dollars)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$406	$814	$1,532
Cash received for interest income	126	713	1,248
Cash received (paid) for income taxes	99	1,250	(1,250)
Non-cash transactions:
Note payable in lieu of concentrate settlement payable	4,292	-	-
Common stock issued to acquire non controlling interest (note 3)	2,388	556	999
Shares issued to settle severance obligations	-	28	-
Common stock issued in connection with debt restructuring and settlement of accounts payable	1,546	-	-
Acquisition of plant and equipment under capital lease	1,082	338	1,859
Redemption of shares in exchange for royalty	41	-	-
Reduction of reclamation and remediation liability and offset to mineral property, plant and equipment	-	206	1,021

See accompanying notes to consolidated financial statements.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

1.	Nature of operations and going concern:

Revett Minerals Inc. (Revett Minerals or the Company) was incorporated under the Canada Business Corporations Act in August 2004 for the purpose of accessing public markets to finance future development of the Rock Creek Project (Rock Creek) and provide the public with a vehicle for participating in the operations of the Troy Mine (Troy). Following the initial public offering (IPO) in February 2005, the Company acquired a 65% controlling interest in Revett Silver Company (Revett Silver) and as a result of subsequent acquisitions of the non controlling interests in Revett Silver, the Company now owns 100% of Revett Silver which in turn owns 100% of Rock Creek and Troy. Rock Creek is a development stage copper and silver property located in northwest Montana. Troy is an operating copper and silver mine also located in northwest Montana.

The Company’s liquidity position is directly related to the level of concentrate production, the cost of this production and the provisional and final prices received for the copper and silver in concentrate that is sold. In the last half of 2008, commodity prices in general and copper in particular dropped dramatically. These price declines resulted in a corresponding decline in the Company’s cash and working capital position as at December 31, 2008 largely due to an increase in amounts owed to the Company’s customer for settlement of provisionally priced concentrate sales. While copper and silver prices improved during 2009, the Company still incurred a loss of $5.0 million. At December 31, 2009, the Company has negative working capital of $0.3 million (2008 - negative working capital of $4.5 million). Declines in the price of copper and silver could result in a reduction in working capital and cash flows. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. In 2009, the Company has been able to restructure some of its debt (note 7) and settle debt through the issuance of shares. As at December 31, 2009, the Company has also contracts in place to sell 5.5 million pounds of copper and 350,000 ounces of silver production at fixed prices to reduce price volatility. The Company continues to have discussions with its customer and suppliers to manage its cash flows. The Company is currently investigating a number of alternative means of raising additional capital with potential lendors and investors and has received $1.1 million (CAD$1.2 million) subsequent to December 31, 2009 by way of an equity financing. However, no assurance can be given that these efforts will prove to be successful. Given current market conditions, the Company may experience difficulties in raising sufficient external financing to meet its obligations and to develop Rock Creek. Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending has been placed on hold. Furthermore, the Company does not have sufficient cash to undertake any significant activities at Rock Creek at this time.

The Company's continuing operations and the underlying value and recoverability of its mineral property, plant and equipment of the Troy mine and the Rock Creek property are dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to profitability operate the Troy Mine, obtaining the continued forbearance of its creditors, obtaining the necessary financing to complete exploration and development of the Rock Creek property, obtaining the necessary operating permits for the Rock Creek property and future profitable production or sufficient proceeds from the sale of the Rock Creek property.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

2.	Significant accounting policies:

	(a)	Basis of presentation:

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

The consolidated financial statements of the Company have been prepared in accordance with Canadian generally accepted accounting principles and include the accounts of the Company’s 100% owned subsidiary, Revett Silver as at December 31, 2009 (2008 - 69.8%; 2007 - 69%), and Revett Silver’s wholly owned subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

	(b)	Adoption of new accounting standards:

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets and Section 3450, Research and Development Costs. The new Section establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. Concurrent with the introduction of this standard, the CICA withdrew EIC 27, Revenues and Expenses during the pre-operating period. The new requirements were adopted by the Company on January 1, 2009. The adoption of these standards did not have a material impact on the financial statements.

EIC-173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, provides guidance on how to take into account an entity’s own credit risk and the credit risk of the counter party in determining the fair value of financial assets and financial liabilities, including derivative instruments, for presentation and disclosure purposes. The application of this EIC did not have a material impact on the Company’s financial statements.

EIC-174, Mining Costs, provides guidance on the accounting and the impairment review of exploration costs. The application of this EIC did not have any effect on the Company’s financial statements.

The Company also adopted amendments to CICA Handbook Sections 3855 and 3862 which, for the Company, affected primarily disclosures. The additional disclosures have been provided by the Company in note 14.

	(c)	Future accounting changes:

Canada’s Accounting Standards Board has ratified a strategic plan that will result in Canadian GAAP, as used by publicly accountable enterprises, being fully converged with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board over a transitional period. Full adoption of IFRS is required for all publically accountable enterprises for fiscal years beginning on or after January 1, 2011. The Company is currently planning to adopt accounting principles generally accepted in the United States of America (“US GAAP”) as permitted by Canadian Securities regulatory authorities and adopt IFRS if and when IFRS and US GAAP converge. Material differences between Canadian GAAP and US GAAP and their impact on the consolidated financial statements are disclosed in note 16.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

2.	Significant accounting policies (continued):

	(d)	Use of estimates:

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

Cash and cash equivalents consist of funds deposited with various financial institutions and all short term money market instruments which, on acquisition, have an original maturity of three months or less. The Company's cash and cash equivalents are not subject to any restriction. Cash and cash equivalents are designated as held for trading and recorded at fair value.

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

2.	Significant accounting policies (continued):

	(j)	Stock-based compensation:

The Company has a share option plan which is described in note 11(c). The Company records all stock-based payments using the fair value method.

Compensation cost for options expected to vest is recognized in income (loss) on a straight-line basis over the relevant vesting period with a corresponding charge to contributed surplus. Consideration received on the exercise of stock options is recorded as share capital and the related contributed surplus is transferred to share capital.

	(k)	Income (loss) per share:

Basic income (loss) per common share has been calculated using the weighted average number of common shares issued and outstanding during the year. Diluted income (loss) per common share is calculated using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Stock options and warrants are included in the calculation of diluted earnings per common share only if earnings are positive and to the extent the market price of the common shares exceeds the exercise price of the stock options and warrants. For the year ended December 31, 2009, all of the outstanding warrants and options were excluded from the calculation of diluted income (loss) per common share as they were anti-dilutive.

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

2.	Significant accounting policies (continued):

	(m)	Inventories:

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

Exploration costs are expensed as incurred. Costs related to the acquisition of property and mineral rights, construction of production facilities and the development of mine infrastructure are capitalized. Costs of permitting, evaluation and feasibility are only capitalized upon completion of an analysis which demonstrates the economic viability of the mineral deposit. Specifically, drilling and related costs incurred on sites without an existing mine and on areas outside the boundary of a known mineral deposit that contains proven and probable reserves are exploration expenditures and are expensed as incurred. Drilling and related costs incurred to define and delineate a residual mineral deposit that has not previously been classified as a proven or probable reserve at a development stage or production stage mine will only be capitalized when management determines there is sufficient evidence that the expenditure will result in a future economic benefit to the Company when the expenditure is made. Management evaluates whether or not there is sufficient geologic and economic certainty of being able to convert a mineral deposit into a proven or probable reserve at a development stage property, based upon the known geology and metallurgy, existing or planned mining and processing facilities, and existing operating permits and environmental programs. Costs are only capitalized when the following conditions have been met: (i) there is a probable future economic benefit to the Company; (ii) the Company has or can obtain the economic benefit and control access to it; and (iii) the transaction or event giving rise to the economic benefit has already occurred. Once commercial production has commenced, these costs are amortized using the units- of-production method based on proven and probable reserves. Production facilities and equipment are stated at cost and are depreciated using the straight-line or units-of-production method at rates sufficient to depreciate the assets over their estimated useful lives, not to exceed the life of the mine to which the assets relate. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to six years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

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

Management's estimates are subject to risks and uncertainties of changes affecting the recoverability of the Company's investment in its mineral property, plant, equipment and mine development. Management's estimates of these factors are based on expected future conditions. Nonetheless, it is reasonably possible that in the near term, changes that would adversely affect management's estimate of net cash flows expected to be generated from its properties could occur. This could necessitate a write down for asset impairment.

	(p)	Reclamation and remediation:

The Company's mining and exploration activities are subject to various laws and regulations governing the protection of the environment. The Company recognizes the fair value of future reclamation and remediation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development, and/or normal use of the asset, if a reasonable estimate of fair value can be made. The liability is measured initially at fair value and the resulting cost capitalized into the carrying value of the related assets. In subsequent periods, the liability is adjusted for accretion of the discount and any change in the amount or timing of the underlying cash flows. The asset retirement cost capitalized to the related asset is depreciated over the remaining life of the asset.

It is reasonably possible that the ultimate cost of remediation and reclamation could change in the future due to uncertainties associated with defining the nature and extent of environmental contamination, the application of laws and regulations by regulatory authorities and changes in remediation technology. The Company continually reviews its accrued liabilities as evidence becomes available indicating that its remediation and reclamation obiligations may have changed. Any such increases in costs could materially impact the future amounts charged to operations for reclamation and remediation obligations.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

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

	(r)	Derivative financial instruments:

The Company may utilize derivative financial instruments to reduce cash flow risk relating to copper and silver sales.

The Company recognizes derivative financial instruments on a mark-to-market basis with changes in fair value recognized in revenues for the period. Contracts designated as held for normal purchase and sale are not accounted for as derivatives and the effect of these contracts are accounted for only in the period of settlement.

3.	Acquisition of non-controlling interest:

	(a)	Exchange of shares of Revett Silver:

During March 2009, the Company issued 20,553,500 of its common shares in exchange for an equal number of Class B common shares of Revett Silver, increasing the Company’s interest in Revett Silver from 69.8% to 94.2%. The consideration was determined to be $1.4 million being the fair value of the Company’s common shares exchanged based on the quoted market value of the shares ($0.07 per share) and the applicable foreign exchange rate.

During June 2009, the Company issued a further 2,144,650 of its common shares in exchange for an equal number of Class B common shares of Revett Silver, increasing the Company’s interest in Revett Silver from 94.2% to 96.7%. The value of the consideration was determined to be $0.23 million being the fair value of the Company’s common shares exchanged based on the quoted market value of the shares ($0.11 per share) and the applicable foreign exchange rate.

On December 31, 2009, the Company issued 2,885,337 of its common shares in exchange for an equal number of Class B common shares of Revett Silver, increasing the Company’s interest in Revett Silver from 96.7% to 100%. The consideration was determined to be $0.8 million being the fair value of the Company’s common shares exchanged based on the quoted market value of the shares ($0.26 per share) and the applicable foreign exchange rate.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

3.	Acquisition of non-controlling interest (continued):

	(a)	Exchange of shares of Revett Silver (continued):

The transactions were accounted for as a step acquisition of the non-controlling interest using the purchase method. The purchase price was allocated as follows:

Cost of acquisition, at fair value of shares issued	$2,388

Non-controlling interest acquired	$4,759
Mineral property, plant and equipment	(8,049)
Future income taxes	5,678
$2,388

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

Cost of acquisition, at fair value of shares issued	$556

Non-controlling interest acquired	$233
Mineral property, plant and equipment	529
Future income taxes	(206)
$556

(b)	Conversion of shares to royalty:

On January 5, 2009, Royal Gold Inc. exercised its option to convert its 605,059 common shares of the Company and 728,274 common shares of Revett Silver into a one percent net smelter royalty on future production of Rock Creek.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

3.	Acquisition of non-controlling interest (continued):

	(b)	Conversion of shares to royalty (continued):

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

Redemption value of common shares	$(41)
Stated value of common shares	$(458)
Contributed surplus	417
Allocated to mineral property	$(41)

The conversion of the Revett Silver shares was accounted for as an acquisition of non-controlling interest similar to the transactions described in note 3(a). The acquisition cost, being the fair market value of the Company’s common shares into which the Revett Silver shares were convertible based on the quoted market value of those shares on the conversion date, was allocated as follows:

Cost of acquisition	$48

Non-controlling interest acquired	$103
Mineral property, plant and equipment	(89)
Future income tax asset	34
$48

4.	Inventories:

The major components of the Company’s inventory accounts at December 31, 2009 and 2008 are as follows:

	2009	2008
Concentrate inventory	$885	$380
Material and supplies	2,745	3,315
	$3,630	$3,695

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

4.	Inventories (continued):

Concentrate inventories were written down to net realizable value at December 31, 2008 with a provision of $0.3 million recognized. The table below identifies the nature of expenses included in cost of sales:

	2009	2008	2007

Raw materials and consumables used	$11,088	$13,963	$11,509
Labor costs	10,659	12,788	9,758
Other costs	7,244	9,624	9,885
Net change in concentrate inventories	(505)	807	(258)
	$28,486	$37,182	$30,894

Depreciation included in the cost of inventory is shown as depreciation expense when the inventory is sold.

5.	Mineral property, plant and equipment:

The major components of the Company's mineral property, plant and equipment accounts at December 31, 2009 and 2008 are as follows:

		Accumulated	Net book
2009	Cost	amortization	value

Troy Mine:
Property acquisition and development costs	$6,264	$3,665	$2,599
Plant and equipment	13,212	3,812	9,400
Buildings and structures	2,518	724	1,794
	21,994	8,201	13,793

Rock Creek property acquisition costs	34,822	-	34,822

Other corporate assets	3,674	88	3,586

Other mineral properties	118	-	118

	$60,608	$8,289	$52,319

		Accumulated	Net book
2008	Cost	amortization	value

Troy Mine:
Property acquisition and development costs	$8,989	$2,927	$6,062
Plant and equipment	12,105	2,598	9,507
Buildings and structures	3,840	322	3,518
	24,934	5,847	19,087

Rock Creek property acquisition costs	40,044	-	40,044

Other corporate assets	4,059	80	3,979

Other mineral properties	118	-	118
	$69,155	$5,927	$63,228

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

5.	Mineral property, plant and equipment (continued):

The net book value of assets under capital leases at December 31, 2009 was $3.9 million (2008 - $3.1 million). No drilling costs were incurred and capitalized to convert mineral resources to reserves at the Troy Mine in any of the periods presented. No drilling costs were incurred and capitalized at the Rock Creek property for any of the periods presented.

Included in other corporate assets are Rock Creek mitigation lands with a carrying value of $3.6 million. This land will be gifted to the U.S. Forest Service or the State of Montana, as directed, as the Rock Creek evaluation program and mine development proceeds. The property costs for Rock Creek will not be amortized until the property is placed into production. The lands have been pledged as security for amounts owing to the Company’s customer (note 7).

For the Troy mine, the Company completed a life of mine undiscounted cash flow analysis as at December 31, 2009 based upon its most recent proven and probable ore reserves, expected production rates and costs, and estimated revenues based on estimated metal prices for copper and silver of $2.70 per pound and $16.25 per ounce, respectively, for 2010 and $2.67 per pound and $12.33 per ounce, respectively thereafter until the end of the mine life. The projected cash flows to be generated exceeded the carrying value of the Troy mine, therefore no write-down was required at December 31, 2009. However, the estimates are based on significant assumptions. The Company has analyzed external and internal data in determining appropriate assumptions. Given the judgment and estimates required to carry out the test for recoverability and the sensitivity of results to significant assumptions used, it is possible that future conditions may change and may result in different assumptions which could result in impairment of the carrying value of mineral property, plant and equipment in the future.

6.	Restricted cash and other assets:

On March 29, 2005, the Company purchased from a North American insurance company an environmental risk transfer program (the ERTP). The total cost of the ERTP was $8.4 million. Of this $8.4 million paid, $6.5 million was deposited in an interest-bearing account with the insurer (the Commutation Account). The Commutation Account principal plus interest earned are reserved exclusively to pay the Company's existing reclamation and mine closure liabilities at Troy. If the costs of reclaiming Troy are less than the value of the Commutation Account at that time, the Company will be entitled to a refund of the amount of the trust fund not expended. If the reclamation costs exceed the value of the Commutation Account, the insurance company will fund the excess up to a maximum limit of $18.0 million of total expenditures (including the amount funded by the Commutation Account). At December 31, 2009 the Commutation Account balance was $6.6 million (2008 - $7.6 million).

The remaining $1.9 million paid comprises premiums paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is considered a non-current asset and is being amortized over the life of Troy on a units-of-production basis. At December 31, 2009 the balance for the prepaid insurance was $1.1 million (2008 - $1.3 million), of which the long-term portion of $1.0 million (2008 - $1.1 million) is included in other assets.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

7.	Note payable:

On January 23, 2009, the Company entered into a Senior Floating Rate Note (the “Note”) for $4.3 million with an interest rate of LIBOR plus five percent with its primary concentrate sales customer which extended the due date of concentrate settlements otherwise payable. The outstanding principle balance of this Note was originally due on June 30, 2009 but was subsequently extended to August 31, 2009. In July of 2009, the Company made a $0.2 million principal payment. On August 24, 2009, the Company and its customer entered into an agreement to modify the terms of the Note. Of the outstanding principal value of the Note, $1.0 million was repaid through the issuance of 8.3 million common shares of the Company. The term of the remaining note payable of $3.1 million was extended with principal payments of $0.2 million due on December 31, 2009, $0.5 million payable on each June 30 and December 31 thereafter through December 31, 2011, and the remaining principal payment of $0.9 million due on June 30, 2012. The Company is also required to make additional payments equal to the amount by which the Company’s cash balance exceeds $3.0 million at the end of each quarter to a maximum payment of $0.5 million per quarter, commencing on March 31, 2010. The interest on the note continues at LIBOR plus five percent payable on the last day of each quarter. In addition, the Company issued warrants to purchase up to 10 million common shares of the Company at an exercise price of $0.20 per share with an expiry date of June 30, 2012. The fair value of the warrants was $0.6 million determined using the Black Scholes option pricing formula with the following assumptions: volatility of 96.17%; risk free interest rate of 1.81% and expected life of 2 years. The value of the warrants was allocated between the remaining principal amount of the note and the amount settled through the issuance of shares based on the relative fair value of each component. The amount allocated to the remaining principal value of $0.4 million has been netted against the remaining principal value of the note and is being amortized over the remaining life of the note using the effective interest method. The amount allocated to the debt settlement of $0.2 million was expensed. The Company has granted a first-priority mortgage on certain lands acquired for the Rock Creek project. If the lands are sold by the Company, the proceeds must be used to repay the note.

8.	Long-term debt:

At December 31, 2009 and 2008, the balance of the Company’s long-term debt and capital lease obligations was as follows:

	2009	2008

Note payable (note 7)	$2,492	$-
Royal Gold royalty (a)	-	989
Capital leases (b)	1,683	1,159
	4,175	2,148
Less current portion	1,603	1,569
	$2,572	$579

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

8.	Long-term debt (continued):

	(a)	Royal Gold royalty:

In October 2004, Revett Silver, which is currently a 100% owned subsidiary of the Company, sold Royal Gold Inc. (Royal Gold) two royalties on production from the Troy Mine for $7.25 million (the “Production Payment”) and $0.25 million (the “Tail Royalty”), respectively. The Production Payment royalty is a 7% gross smelter return royalty payable in cash on production and limited to the lesser of 90% of production revenue to be received on proven and probable reserves existing for Troy as at October 13, 2004 or $10.5 million. The Tail Royalty was payable in cash at the rate of 6.1% on the gross smelter returns from Troy for production revenue arising on between 100% and 115% of its proven and probable reserves which existed as at October 13, 2004 and then at the rate of 2% of production revenue on production revenues in excess of 115% of proven and probable reserves as at October 13, 2004. During 2009, production royalty obligations of $1.6 million were payable to Royal Gold. On October 13, 2009, the Company and Royal Gold agreed to restructure the Tail Royalty in exchange for a payment from Royal Gold to the Company in the amount of $ 1.6 million. The Tail Royalty was restructured to a 3% gross smelter return payable over the life of the Troy Mine commencing with production on and after July 1, 2010. The Company used the $1.6 million proceeds from the restructuring of the Tail Royalty to repay the $1.6 million production payment royalty obligation. The payment received from Royal Gold was credited against the Troy mineral property.

	(b)	Capital leases:

The Company has entered into a number of capital leases to acquire new mining equipment for use at Troy. Obligations under capital leases are as follows:

2010	$709
2011	558
2012	286
2013 and thereafter	334

Total minimum lease payments	1,887
Less amount representing interest (at rates ranging from 2.9% to 8.5%)	204

Present value of net minimum capital lease payments	1,683
Less current portion	603
$1,080

For the year ended December 31, 2009 interest expense on capital leases was $0.2 million (2008 -$0.1 million; 2007 - $0.2 million).

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

9.	Reclamation and remediation liability:

The Company's mining properties are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all material applicable laws and regulations. The Company has recorded a reclamation and remediation liability for the estimated costs of reclaiming Troy. The Montana Department of Environmental Quality (DEQ) looks to the Company as primary obligor of the reclamation liabilities, and required the Company to post a reclamation bond in the amount of $12.9 million. The Company has purchased an environmental risk transfer program which will fund the expected reclamation and remediation liability at Troy and also provides cash collateral of $6.6 million as security to the DEQ for the required reclamation bond (note 6).

Changes in the reclamation and remediation liability for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Reclamation and remediation liability, beginning of year	$7,526	$7,141
Reduction in present value of liability due to mine life extension	-	(205)
Accretion expense	640	590
	$8,166	$7,526

In 2008, the estimated operating life of Troy was extended. This resulted in a decrease of the reclamation and remediation liability of $0.2 million for 2008 with a corresponding decrease to the associated long-lived asset. The total undiscounted amount of the estimated future expenditures required to settle the environmental remediation obligation at December 31, 2009 was $13.3 million (2008 - $13.3 million). The environmental remediation expenditures are expected to occur at the end of mine operations, being 2015, and have been discounted at the Company’s credit-adjusted risk-free rate of 8.5% . Other assumptions used by management to determine the carrying amount of the asset retirement obligation are: labour costs based on current market place wages required to hire contractors to carry out reclamation activities; market risk premium for unforeseeable circumstances estimated at 8.5%; and the rate of inflation, estimated at 3.4%, over the expected years to settlement.

10.	Capital management:

The Company has only one producing asset and limited access to financial markets at advantageous terms and conditions. The Company’s objectives in managing its capital are twofold;

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

10.	Capital management (continued):

The Company defines capital to include debt and equity. The Company establishes the amount of capital in proportion to risk by managing the capital structure and making adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. In order to maintain or adjust its capital structure, the Company may issue new shares or seek debt financing.

The Company’s size, limited operating history, and the limited magnitude of its internally generated cash may be inadequate to finance its planned development activities at Rock Creek and its exploration and property, plant and equipment requirements at Troy. These factors also make accessing the debt markets difficult and costly. The Company may, from time to time, sell equity to finance these cash requirements. The Company endeavors to sell its equity under the most favorable terms and conditions while attempting to minimize dilution to existing shareholders. To accomplish its objectives in managing capital, the Company continually monitors both the debt and equity markets to ensure the best possible price for any offering. The Company has decided not to pay dividends or repurchase any of its own outstanding equity for the foreseeable future.

Neither the Company nor its subsidiaries are subject to any externally imposed capital requirements, loan covenants or capital ratios. There were no changes to the Company’s approach to capital management for the year ended December 31, 2009.

11.	Share capital:

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

11.	Share capital (continued):

	(a)	Common shares (continued):

On February 12, 2009, the Company closed a private placement of 10 million Equity Units for $0.06 per Unit or gross proceeds of $0.6 million. Each Unit consists of one common share of the Company, plus three-quarters of one purchase warrant. Each full purchase warrant allows holder to acquire one common share of the Company for a period of two years for $0.10 per full purchase warrant. If the closing price of the common shares of the Company is above CAD$0.50 per share for fifteen consecutive trading days, the Company may accelerate the expiry of the warrants by issuing a press release to the effect that the warrants will expire 30 days following the date of such press release. The proceeds of the Units were allocated between the common shares and the warrants based on their relative fair values. The fair value of the common shares was based on the quoted market price and the fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: stock price volatility - 70%; risk free interest rate - 0.89%; expected life - 2 years; and dividend rate - nil.

In April 2009, under an existing Shareholder Participation Rights Agreement, the Company completed a private placement of 3,855,558 shares and realized gross proceeds of approximately $0.3 million.

In August 2009, the Company issued 8,333,333 common shares to its primary customer as principal payment on a note payable (see note 7). The principal of the note payable was reduced by $1.0 million.

In October 2009, the Company issued 3,513,098 shares to settle accounts payable. The fair value of the shares issued was $0.5 million.

During the year ended December 31, 2009, the Company issued a total of 25,583,487 (2008 – 707,000, 2007 – 1,097,987) of its common shares in exchange for an equal number of Class B common shares of Revett Silver Company (Revett Silver), increasing the Company’s interest in Revett Silver from 69.8% to 100% (note 3(a))

	(b)	Preferred stock:

The Company is authorized to issue an unlimited number of no par preferred stock. The Company's Board of Directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At December 31, 2009 and 2008, no preferred stock was issued or outstanding.

	(c)	Stock options:

The Company has an Equity Incentive Plan (the Plan), the purpose of which is to enable the Company to attract and retain employees and to provide a means of compensating those employees, and directors, officers and other individuals or entities integral to the Company's success. The Plan is administered by the Company's Board of Directors.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

11.	Share capital (continued):

	(c)	Stock options (continued):

The Plan requires the Company to reserve and have available for issue, 18,000,000 common shares, less that number of common shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. The aggregate number of common shares that may be issued to any holder or awarded to any grantee under the Plan may not exceed five percent of the outstanding common shares. Vesting of options is at the discretion of the Board at the time the options are granted.

The continuity of stock options granted and outstanding is as follows:

	2009		2008		2007
		Weight		Weight		Weight
		average		average		average
		exercise		exercise	Number of	exercise
	Number of	price	Number of	price	shares	price
	shares	(CAD)	shares	(CAD)		(CAD)

Outstanding, beginning of year	3,740,000	$1.01	3,735,000	$1.02	2,450,000	$0.99

Granted	5,675,000	0.12	60,000	0.60	1,300,000	1.07
Cancelled	(795,000)	0.97	(55,000)	1.10	(15,000)	(1.10)
Exercised	(50,000)	0.10	-	-	-	-
Outstanding, end of year	8,570,000	$0.43	3,740,000	$1.01	3,735,000	$1.02
Options exercisable	8,570,000	$0.43	3,290,000	$1.01	2,874,997	$1.00

Details of the outstanding stock options as at December 31, 2009 are presented below:

Number of options granted		Number
and outstanding	Exercise price	exercisable	Expiry date

100,000	US$0.75	100,000	January 25, 2010
600,000	CAD$0.76	600,000	April 27, 2010
75,000	CAD$0.55	75,000	December 15, 2010
40,000	CAD$1.25	40,000	May 12, 2011
20,000	CAD$1.25	20,000	September 15, 2011
1,145,000	CAD$1.10	1,145,000	October 4, 2011
25,000	CAD$1.45	25,000	December 4, 2011
750,000	CAD$1.11	750,000	January 10,2012
40,000	CAD$1.15	40,000	March 5, 2012
210,000	CAD$0.84	210,000	April 9, 2010
30,000	CAD$0.60	30,000	April 29, 2013
200,000	CAD$0.095	200,000	March 31, 2014
2,485,000	CAD$0.105	2,485,000	March 31, 2014
670,000	CAD$0.09	670,000	April 27, 2014
1,100,000	US$0.09	1,100,000	September 10, 2014
750,000	US$0.15	750,000	May 1, 2011
100,000	US$0.21	100,000	November 2, 2014
180,000	US$0.33	180,000	December 30, 2014
50,000	US$0.33	50,000	June 30, 2011
8,570,000		8,570,000

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

11.	Share capital (continued):

	(c)	Stock options (continued):

The weighted average fair value of options granted during the year ended December 31, 2009 was $0.08 (2008 - $0.31; 2007 - $0.60) per share. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		(i)	Risk-free interest rate 1.18% to 2.69% (2008 - 2.23% to 2.84%; 2007 - 4.22% to 4.55%)

		(ii)	Expected life - 5 years (2008 - 4 years; 2007 - 4 years)

		(iii)	Volatility - 98% (2008 - 71%; 2007 - 71.6%)

		(iv)	Expected dividends – nil

Total stock-based compensation recognized during the year ended December 31, 2009 was $0.4 million (2008 - $0.3 million; 2007 - $0.7 million).

	(d)	Share purchase warrants:

As at December 31, 2009 the following share purchase warrants are outstanding:

	Number	Exercise price	Expiry

Revett Minerals	7,462,500	US$0.10	February 2011
Revett Minerals	300,000	CND$0.50	October 2011
Revett Minerals	2,060,998	US$1.00	September 2010
Revett Minerals	256,997	US$1.00	October 2010
Revett Minerals	736,664	US$1.00	June 2012
Revett Minerals	10,000,000	US$0.20	June 2012
	20,817,159

12.	Income taxes:

The Company’s income tax recovery differs from the amounts computed by applying the combined United States federal and state statutory rate of 39.09% (2008 - 39.09%) as follows:

	2009	2008	2007

Income (loss) before income taxes and non-controlling interest	$(5,586)	$(12,066)	$844

Expected tax recovery (expense)	$2,184	$4,716	$(329)
Change in valuation allowance	(2,805)	(271)	(656)
Percentage depletion	-	-	1,368
Other differences	849	(1,760)	251
	$228	$2,685	$634

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

12.	Income taxes (continued):

The significant components of the Company’s future income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009		2008

Future income tax assets:
Reclamation and remediation	$3,192		$2,942
Net operating losses:
United States	14,600		10,161
Canada	2,374		1,505
Other assets	338		347
Total future income tax assets	20,504		14,955
Valuation allowance	(4,801)		(1,996)
Net future income tax assets	15,703		12,959

Future income tax liabilities:
Mineral property, plant and equipment	(15,703)		(18,876)
Net future income tax liability	$-	$	(5,917)

At December 31, 2009, the Company has federal United States losses of approximately $37.4 million (2008 - $34.1 million), State losses of approximately $32.6 million (2008 - $29.4 million) and Canadian losses of approximately $9.5 million (2008 - $6.0 million), which may be carried forward and used to reduce certain taxable income in future years. The use of the United States losses that were incurred prior to the acquisition of Revett Silver are subject to an annual limitation of approximately $2.1 million. The United States and Canadian losses expire at various dates between 2019 and 2029.

13.	Commitments and contingencies:

	(a)	Federal Mine Safety and Health Act Violations:

The federal Mine Safety and Health Administration issued 51 safety related citations against Genesis Inc., a subsidiary of the Company. The Company disputes these allegations and is vigorously defending its actions in the operations of Troy. The Company has accrued its best estimate of possible penalties at December 31, 2009.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

13.	Commitments and contingencies (continued):

	(b)	Litigation:

(i)

Cabinet Resources Group, Inc. Plaintiff v. Montana Department of Environmental Quality, and Genesis Inc. (defendants): The plaintiff’s suit alleges that Troy is being operated in violation of the Montana Metal Mine Reclamation Act (MMRA) because of deficiencies in its reclamation plan and that all of the defendants have violated the Montana Constitution and various state statutes and regulations by allowing such operations to continue. The plaintiff seeks a declaration that the Troy operating permit and reclamation plan are void and invalid; alternatively it seeks a writ of madamus from the court requiring the Montana Department of Environmental Quality (DEQ) to enforce the MMRA and presumably suspend or revoke Troy’s operating permit, declare a forfeiture of the Company’s performance bond and enjoin the Company from further operations at Troy pending approval of a new reclamation plan. The Company believes this action is without merit, particularly in view of on-going discussions with the DEQ concerning proposed revisions to the existing approved reclamation plan at Troy and the increased performance bonds provided to the DEQ. The Company’s subsidiary, Genesis Inc., is vigorously defending itself with respect to this action.

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

13.	Commitments and contingencies (continued):

	(b)	Litigation (continued):

(iii)	ASARCO LLC:

ASARCO LLC (ASARCO) has filed an action in the United States Bankruptcy Court for the Southern District of Texas against Revett Silver. The claim relates to two amendments to the agreement by which Revett Silver and a wholly owned subsidiary acquired ASARCO’s interest in Troy and Rock Creek. The claim seeks to void these amendments and obtain a judgment in an amounted equal to the value ceded by the transfers that comprised the substance of the two agreements. The complaint does not challenge the provisions of the original agreement that resulted in the transfer of Troy and Rock Creek to the Company, but only the changes made with respect to the manner and amount of the payments to be made to ASARCO as provided for in the two amendments.

The two amendments resulted from arms length negotiations between the two companies in 2002 and 2004. Revett Silver believes it has a valid defense against the action.

(c)	Kennecott royalty:

Kennecott has the right to acquire a 2% net smelter return royalty (the NSR royalty) from the sale of metals from a defined area of the Company's Rock Creek property anytime until the later of one year after Rock Creek achieves 80% of designed commercial capacity production or December 31, 2015. Kennecott is required to surrender 2,250,000 shares of the Company's common shares to acquire the NSR royalty. This NSR royalty terminates upon Kennecott's recovery of $8.0 million in total royalty payments plus an adjustment related to changes in the consumer price index.

(d)	Operating leases:

The Company has entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2010 and many may be renewed annually. Total operating lease costs recognized for the years ended December 31, 2009, 2008 and 2007 was $0.5 million, $0.5 million and $0.4 million, respectively. The obligations in 2010 under the terms of these leases are $0.1 million.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

14.	Financial instruments:

	(a)	Financial risk management:

The Company has exposure to credit risk, liquidity risk and market risk from its use of financial instruments.

	(b)	Credit risk:

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

The Company may be exposed to credit risk on copper and silver forward contracts if its counterparty were not to honor its contractual commitment at settlement. The Company attempts to manage this risk by contracting only with reliable and reputable third parties. All current forward contracts are with its customer.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

14.	Financial instruments (continued):

	(b)	Credit risk (continued):

The Company manages its credit risk associated with cash and short-term investments through the use of large reputable regional financial institutions in the United States and in Canada by utilizing the services of one of Canada’s largest chartered banks. At December 31, 2009, the Company held cash and cash equivalents and short-term investments in the amount of $2.6 million. The Company uses two banking institutions, a local regional bank which holds approximately $2.5 million of the total and a major Canadian chartered bank which holds approximately $0.1 million. The funds held by the Canadian chartered bank are only invested in certificates of deposit which have a typical maturity of less than a year and are cashable on demand. All of the total $2.5 million held in the regional bank is liquid, held in checking or sweep accounts. The board of directors has approved a policy with respect to the investment of cash that includes criteria such as maximum length to maturity, concentration of holdings, portfolio liquidity requirements and counterparty credit worthiness.

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

The carrying amount of financial assets represents the maximum credit exposure. At December 31, 2009, the Company’s gross credit exposure was as follows:

Cash and cash equivalents	$2,622
Accounts receivable	1,237
Restricted cash	6,633
$10,492

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

14.	Financial instruments (continued):

	(c)	Liquidity risk:

Liquidity risk is the risk the Company will not be able to obtain sufficient cash to meet its financial obligations as they come due. This risk is typically managed through the prudent investment of cash balances, through the close monitoring of discretionary expenditures, such as capital and exploration programs and by the preparation of detailed cash forecasts and monitoring trends in metal production and metal prices. Significant cash commitments at December 31, 2009 are as follows:

	1 year	2-3 years	3 plus years	Total

Accounts payable and accrued liabilities	$6,378	-	-	$6,378
Capital leases (1)	709	844	334	1,887
Note payable	1,000	1,492	-	2,492
Operating leases	100	-	-	100
Asset retirement obligation (2)	-	-	13,320	13,320

(1)	These amounts include interest.

(2)	These amounts represent the undiscounted cash flow estimates.

(d)	Market risk:

Market risk is the risk that changes in market prices, such as commodity prices, foreign exchange rates and interest rates will affect the Company’s income, cash flow or the value of its financial instruments.

	(i)	Commodity price risk:

This is the largest market risk the Company is exposed to as changes in the prices of copper and silver will have a significant effect on revenue, cash flow and the value of concentrate receivables or payables because a significant portion of the Company’s sales are subject to a future pricing mechanism and changes in metal prices will change both revenue and the value of concentrate receivables or payables. The Company does have a hedging policy which permits the Company to fix the sales price of concentrate to be produced in the future or for which concentrate has been sold and for which final settlement has not occurred.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

14.	Financial instruments (continued):

	(d)	Market risk (continued):

		(i)	Commodity price risk (continued):

For financial statement purposes, the Company records at fair value the amount of silver and copper in concentrate sold to its customer for which final prices have not yet been determined. At each month-end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses published forward prices for the period of expected settlement to estimate these expected prices.

At December 31, 2009, the Company had 0.2 million pounds of copper (2008 - 3.0 million pounds) priced at an average of $3.38 per pound (2008 - $1.32) and 17,438 ounces of silver (2008 - 265,414 ounces) priced at an average of $18.46 per ounce (2008 - $10.39) subject to final pricing in the first quarter of 2010.

A 10% change in the forward price of both metals at December 31, 2009 would change earnings (loss) by approximately $0.1 million for the year ended December 31, 2009.

As at December 31, 2009, the Company had contracts outstanding to sell 5.5 million pounds of copper at an average price of $2.86 per pound and 350,000 ounces of silver at an average price of $15.96. These contracts mature at various dates from January, 2010 to January, 2011. As of December 31, 2008, no forward sales contracts were outstanding. All contracts are with the Company’s customer and have been designated as normal purchase and sale. Accordingly, the effect of these contracts are accounted for in the period they are settled.

		(ii)	Interest rate risk:

At December 31, 2009, the Company had limited interest rate risk as the majority of its capital leases have fixed rates of interest and secondly, its cash investments are of a sufficiently short duration that changes in interest rates are unlikely to have significant effect on the value of these investments. The interest rate on the note payable is based on LIBOR and as such changes in interest rates do affect it. A 10% change in the average LIBOR rate during the year would change earnings (loss) by approximately $0.002 million.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

14.	Financial instruments (continued):

	(d)	Market risk (continued):

(iii) Foreign exchange risk:

The Company’s only foreign exchange risk is its exposure to the Canadian dollar which as at December 31, 2009 is limited to the $0.1 million dollars invested with a Canadian chartered bank. The Company has limited operating risk created through changes in foreign exchange because its operating assets are located in the United States, the U.S. dollar is the Company’s functional currency and metal sales are priced in United States dollars. A 10% change in the value of the Canadian dollar against the U.S. dollar as at December 31, 2009 would have changed net income (loss) by less than $0.01 million, all other things being held constant.

	(e)	Fair values:

The carrying values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable or receivable are marked to market each month using quoted forward prices as at the last trading day of each month, and accordingly are recognized at fair value. The carrying values of capital lease obligations approximate fair market values as they are based on market rates of interest. The fair value of the note payable is approximately $2.9 million based on market rates of interest. The fair value of the Company’s forward sales contracts is approximately $3.9 million.

Amended CICA handbook section 3862 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

14.	Financial instruments (continued):

	(e)	Fair values (continued):

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at December 31, 2009
	Total	Level 1	Level 2	Level 3

Cash equivalents	$2,622	$2,622	$-	$-
Restricted cash	6,633	6,633	-	-
Concentrate receivables	1,226	-	1,226	-
	$10,481	$9,255	$1,226	$-

The Company’s cash equivalent instruments including restricted cash are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s concentrate receivable, which includes provisionally priced sales, are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Such instruments are typically classified within Level 2 of the fair value hierarchy.

15.	Segmented information:

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

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

16.	Reconciliation to United States generally accepted accounting principles:

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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	2009	2008

Total assets under Canadian GAAP	$67,700	$77,942
Adjustment to property, plant and equipment for acquisition of non-controlling interest (f)(iii)	3,767	-
Unamortized finance costs	401	-

Total assets under US GAAP	$71,868	$77,942

Total liabilities and non-controlling interest under Canadian GAAP	$18,719	$29,745
Non-controlling interest	-	(5,253)
Unamortized finance costs	401	-

Total liabilities under US GAAP	19,120	24,492

Temporary equity - shares redeemable at option of holder (a)	676	1,076

Total liabilities and temporary equity	$19,796	$25,568

Shareholders’ equity under Canadian GAAP	$48,981	$48,197
Shares redeemable at option of holder (a)	(676)	(1,076)
Non-controlling interest (f)(iii)	-	5,253
Adjustment to contributed surplus on acquisition of non-controlling interest (f)(iii)	2,473	-
Adjustment to deficit for additional depreciation and income taxes (f)(iii)	1,294	-
Total shareholders’ equity under US GAAP	$52,072	$52,374

	2009	2008	2007

Net income (loss) and comprehensive income (loss) under Canadian GAAP	$(4,967)	$(6,690)	$871
Depreciation (f)(iii)	(325)	-	-
Income taxes (f)(iii)	1,619	-	-

Net income (loss) and comprehensive income (loss) under US GAAP	$(3,673)	$(6,690)	$871
Basic and diluted income (loss) per share	$(0.03)	$(0.09)	$0.01

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

16.	Reconciliation to United States generally accepted accounting principles (continued):

There are no material differences between Canadian GAAP and US GAAP with respect to total operating, financing or investing cash flows in the consolidated statement of cash flows.

	(a)	Redeemable shares:

The Company has issued 2,250,000 common shares which are redeemable, at the option of the holder, into a net smelter return royalty as described in note 13(c). Under Canadian GAAP, the equity portion of these shares would be classified as equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity.

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

The Company has reviewed its income tax positions in its tax filings and, based on its review, the Company does not believe that any income tax positions taken are subject to material uncertainty if reviewed by the Internal Revenue Service or Canada Revenue Agency. In cases where the Company is charged interest and penalties on uncertain tax positions which do not meet the recognition criteria, the Company includes these in interest expense and other operating expenses respectively. Tax years subsequent to December 31, 2004 remain open for examination by the Internal Revenue Service and Canada Revenue Agency. However, in both jurisdictions, if the Company utilizes tax loss carry forwards in the future, those losses can be challenged in the year they are used even though the tax year in which they were incurred is statute barred.

	(c)	Common share units:

Under Canadian GAAP, the proceeds received on issuance of units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be classified as equity. The fair value of the share purchase warrants issued in November 2006 (note 11(a)) was determined to be $1.0 million. Accordingly, under US GAAP, share capital would be reduced and contributed surplus as at December 31, 2008 would be increased by $1.0 million respectively to reflect the relative fair values of the shares and warrants. As of December 31, 2009 the warrants have expired.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

16.	Reconciliation to United States generally accepted accounting principles (continued):

	(c)	Common share units (continued):

On January 1, 2009, the $1.0 million was reclassified from contributed surplus to deficit as a result of adoption of a new accounting standard for US GAAP purposes (note 16 (f)(iii)). As a result, there is no change in total shareholders’ equity arising from the warrants when reconciling Canadian GAAP to US GAAP.

	(d)	Stock option plan and compensation expense:

As at December 31, 2009 the weighted average intrinsic value of options outstanding and exercisable was $1.2 million (2008 - nil).

As at December 31, 2009 the total unrecognized compensation cost related to unvested stock options is nil.

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

Adoption of the new standard did not have a material effect on the consolidated financial statements.

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

16.	Reconciliation to United States generally accepted accounting principles (continued):

	(f)	Impact of recent United States accounting pronouncements (continued):

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

The acquisition of the non-controlling interest during the twelve months ended December 31, 2009 would be accounted for as an equity transaction for US GAAP purposes rather than a step acquisition using the purchase method. Accordingly, for US GAAP purposes, a reduction of mineral property, plant and equipment of $4.1 million and a reduction of the future income tax liability of $1.6 million recorded for Canadian GAAP purposes would not be made under US GAAP and instead $2.5 million would be included in contributed surplus. In addition, under US GAAP, additional depreciation expense of $0.3 million and income tax recovery of $1.6 million for the year ended December 31, 2009 was recognized.

The following table shows the changes in the non-controlling interest under US GAAP during the year ended December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008

Balance, beginning of year	$5,253	$8,175
Income (loss) attributable to non-controlling interest	(391)	661
Acquisition of non-controlling interest	(4,862)	(3,583)
Balance, end of year	$-	$5,253

The following table shows, using US GAAP measurements, the effect of changes to the Company’s interest in Revett Silver on shareholders’ equity attributable to the Company:

	December 31,	December 31,
	2009	2008

Net loss under US GAAP attributable to the Company	$(3,673)	$(6,690)
Increase in contributed surplus on acquisition of non-controlling interest	2,473	-

Change from loss attributable to the Company and acquisition of non-controlling interest	$(1,200)	$(6,690)

REVETT MINERALS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)

Years ended December 31, 2009, 2008 and 2007

16.	Reconciliation to United States generally accepted accounting principles (continued):

	(f)	Impact of recent United States accounting pronouncements (continued):

(iii)

Effective January 1, 2009, the Company adopted new accounting standards for US GAAP purposes relating to whether an equity linked financial instrument is indexed to an entity’s own stock. Among other things, the guidance indicates that an equity-linked financial instrument would not be considered indexed to the Company’s own stock if the exercise price is denominated in a currency other than the issuer’s functional currency. The adoption of the new guidance resulted in no material impact on the balance sheet or statement of operations as the fair value of the Company’s outstanding warrants with exercise price in Canadian dollars as at January 1, 2009 and at December 31, 2009 was nominal. However, certain of the Company’s warrants related to a previous Unit offering had an assigned value of $1.0 million for US GAAP purposes recognized in contributed surplus. On adoption of the new guidance, this amount was reclassified from contributed surplus to a liability. The liability has been adjusted to its fair value on January 1, 2009 of nil, resulting in an overall reduction in contributed surplus and opening deficit of $1.0 million on adoption of the new standard on January 1, 2009.

The Company’s stock options with exercise prices in Canadian dollars were not impacted by this standard. The underlying shares are traded primarily in Canada. Accordingly, standards related to stock-based compensation permit such instruments to be classified as equity instruments with no requirement to recognize the effect of the foreign currency denomination and exercise prices.

17.	Subsequent events:

	(a)	On January 13, 2010, the Company issued 3,613,899 million common shares in a private placement for CAD$0.32 per share or gross proceeds of $1.17 million (CAD$1.2 million).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with the registrant’s accountants on accounting and financial disclosure during the year.

Item 9A. Controls and Procedures.

     Management is responsible for adopting an internal control system that gives it and the board of directors reasonable assurance that the Company’s financial statements present fairly its financial position and activities. Management is also responsible for establishing and maintaining disclosure controls and procedures that provide reasonable assurance that material information concerning the Company and its consolidated subsidiaries is appropriately disclosed.

     Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in our periodic reports and other information filed under the Exchange Act is recorded, processed, summarized and accurately reported within the time periods prescribed by the Securities and Exchange Commission’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to our management, including our chief executive officer and our chief financial officer and other principal accounting officers, so such persons can make timely decisions regarding disclosure,

     In 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of December 31, 2009. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at December 31, 2009 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

     Internal Controls over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our assets are being made only in accordance with the authorizations of management and directors; and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions, use or disposition of assets that could have a material effect on our financial statements.

     We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that our internal control over financial reporting was effective as of December 31, 2009. That said, this report does not include an attestation report of our certified public accountants regarding our internal control over financial reporting. Our evaluation of the effectiveness of our internal control over financial reporting was not subject to attestation by our certified public accountants during the period covered by this report pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report on such effectiveness in this report. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

     During the period covered by this annual report, no changes occurred in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

     There is no information that was required to be disclosed by the registrant on Form 8-K during the fourth quarter of the year ended December 31, 2009 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of March 19, 2010 are set out below. The Company’s board of directors consisted of four members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed, and qualified. The board of directors appoints the executive officers annually.

Director or Executive Officer	Age	Position with the Company
John G. Shanahan (1) (4)	50	President, Chief Executive Officer, and Director
Kenneth S. Eickerman	52	Chief Financial Officer and Secretary
Carson Rife	52	Vice President of Operations
Douglas Ward	45	Vice President of Corporate Development
Timothy R. Lindsey (1) (2) (3)	57	Director and Chairman
Tony L. Alford (2)(3)(4)	48	Director
Larry M. Okada (2)(3)(4)	60	Director

(1)	Member of the Environmental and Safety Committee of the board of directors
(2)	Member of the Compensation Committee of the board of directors
(3)	Member of the Audit Committee of the board of directors
(4)	Member of the Governance and Nominating Committee of the board of directors

Biographies of Corporate Directors and Executive Officers.

     John G. Shanahan. Mr. Shanahan was named the Company’s President and CEO in October 2008. Prior to becoming CEO, Mr. Shanahan was the chairman of the board of directors from 2005 until April 2009. Mr. Shanahan’s background is in commodity price risk management and he has held senior management position with Barclays Capital, Rothschild Inc., Pasminco Ltd, and Australian Mining and Smelting. Mr. Shanahan holds a bachelor of commerce degree from the University of Melbourne, a graduate diploma in Systems Analysis and Design from the Royal Melbourne Institute of Technology, and an MBA degree from the Columbia School of Business.

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

     Douglas Ward. Mr. Ward was appointed vice president of corporate development of Revett Silver in October 2003. Prior to that, he held several positions at Coeur d’Alene Mines Corporation (from April 2000 to May 2003), including manager of corporate development, senior financial analyst and assistant treasurer. From November 1996 through February 2000, Mr. Ward was a technical analyst for N.M. Rothschild & Sons Ltd., where he evaluated bank exposure and project financing activities. He worked as a mining engineer for the Engineering and Economic Evaluation Division of the U.S. Bureau of Mines while attending graduate school, and has also been employed as a mining engineer/engineering assistant at a development-stage gold mine in Ghana and at ASARCO’s Leadville, Colorado unit. Mr. Ward holds a bachelor of sciences degree in mining engineering from the Colorado School of Mines and an MBA degree from the University of Denver.

     Timothy R. Lindsey Director and Chairman of the Board. Mr. Lindsey has over thirty years of technical and executive leadership in exploration, production and business development in the U.S., Canada, Africa, Europe, Latin America, the CIS and Asia-Pacific. From March 2005 to the present, Mr. Lindsey has been a Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues. Mr. Lindsey received a bachelor of science in geology from Eastern Washington University and completed graduate studies-economic geology at the University of Montana.

     Tony L. Alford Director. Mr. Alford is the Founder and President of PBA Consultants, Inc. since April 1996, a consulting firm specializing in tax savings and cost reduction services for many of the Fortune 500 companies across the U.S. Mr. Alford is also the Founder and CEO of Alford & Associates, Inc. since 1993, a company which makes investments in real estate investment properties and natural resource companies. Mr. Alford attended Elon College in North Carolina and Liberty University in Virginia where he studied business management and marketing.

     Larry M. Okada Director and Chairman of the Audit Committee. Mr. Okada has extensive public finance and accounting experience with Deloitte & Touche, Staley Okada & Partners, and PricewaterhouseCoopers LLP. Mr. Okada is a Chartered Accountant in British Columbia and Alberta as well as a Certified Public Accountant in Washington State. Mr. Okada is currently a member of various committees with the Institute of Chartered Accountants of British Columbia.

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

     Independence of the Board. The Company’s board consists of four directors, three of whom are not also executive officers and are thereby considered to be independent under the rules of the Toronto Stock Exchange. The non-independent director is John Shanahan, who also serves as the Company’s president and chief executive officer. The independent directors meet outside the presence of management and Mr. Shanahan prior to or during most regularly scheduled meetings of the board. During the year ended December 31, 2009, the Company’s board of directors met 8 times and the independent members of the board met separately five times.

     Board Meetings. The board of directors is headed by a chairman of the board, a position that is currently occupied by Tim Lindsey. The chairman is responsible for determining the frequency and content of board meetings, ensuring that the directors are provided with meeting and briefing materials in a timely manner, ensuring management’s attendance at the meeting to deliver required reports and answer any questions the directors may have concerning the Company or its operations, and, in general, conducing the meetings in an orderly, responsible and informative manner. The chairman also acts as the chair of the Company’s annual meeting of shareholders. These responsibilities are more fully described in the board’s charter, described below, and in a position description adopted by the board. Attendance for the eight meetings is as follows: all directors attended all board meetings during the periods they were directors with the exception that Mr. Lewis and Mr. Tellechea, each a former director, were absent for one meeting.

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

  monitoring and assessing the relationship between management and the external auditors, and supporting the independence and objectivity of the external auditors;

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

     Current Members. The audit committee is presently comprised of Larry Okada, Tim Lindsey and Tony Alford, with Mr. Okada serving as chairman. During the year ended December 31, 2009, the committee met four times.

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

     Current Members. The compensation committee is presently comprised of Tim Lindsey, Tony Alford and Larry Okada, with Mr. Lindsey serving as chairman. During the year ended December 31, 2009, the committee met one time.

     Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2009, (a) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officer’s served on the Company’s compensation committee; (b) one executive officer of the Company served as a director of another entity, one of whose executive officers served on the Company’s compensation committee; and (c) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company. The compensation committee has reviewed and discussed Item 11 of this report, specifically including the subsection entitled “Compensation Discussion and Analysis.”

      Corporate Governance and Nominating Committee.

     Composition and Responsibilities. The corporate governance and nominating committee is comprised of three members of the board, one of whom is an executive officer. The primary functions of the committee are to assess the effectiveness of the board and its individual members, periodically review and asses the Company’s governance practices, propose new nominees for or appointments to the board, and orient new directors as to Company’s operations, goals and strategies.

     Current Members. The corporate governance and nominating committee is presently comprised of Tony Alford, Larry Okada and John Shanahan, with Mr. Alford serving as chairman. During the year ended December 31, 2009, the committee met two times and it met one time in early 2008.

      Environmental and Safety Committee.

     Composition and Responsibilities. The environmental and safety committee is comprised of two directors and assists the board in overseeing environmental and safety matters. The primary responsibility for environmental and safety issues, including compliance with applicable laws and regulations rests with management. The committee assists the board of directors however in establishing, reviewing and complying with the Company’s policies and goals. The committee also oversees the performance of the Company in adhering to applicable laws and regulations.

     Current Members. The environmental and safety committee is presently comprised of John Shanahan and Tim Lindsey, with Mr. Shanahan serving as chairman. During the year ended December 31, 2009, the committee met one time.

[The balance of this page has been intentionally left blank]

Item 11. Executive Compensation.

     Summary Compensation Table. The following table summarizes the compensation for the fiscal years ended December 31, 2009, 2008 and 2007, of our principal executive officer, principal financial officer and our two other executive officers, and our two most highly compensated other individuals for whom such information would have been required had they been serving as executive officers as of December 31, 2009.

				Option		All Other
Name and		Salary	Bonus (1)	Awards (2)		Compensation		Total
Principal Position	Year	($)	($)	($)		($)		($)

John G. Shanahan (3) President and Chief Executive Officer	2009 2008 2007	240,000 80,000 -	- - -	16,909 - -		- - -		256,909 80,000 -

Kenneth Eickerman (4) Chief Financial Officer and Secretary	2009 2008 2007	98,268 101,716 98,500	- 15,000 20,000	12,560 - 21,200		- - -		110,828 116,716 139,700

Carson Rife (5),(6) Vice President of Operations	2009 2008 2007	152,000 188,231 175,000	- 52,500 52,500	15,387 - 53,000		1,398 1,398 1,398	(6) (6) (6)	167,387 242,129 281,898

Douglas Ward (5) Vice President of Corporate Development	2009 2008 2007	128,000 157,333 150,000	- 45,000 45,000	12,560 - 31,800		- - -		140,560 202,333 226,800

William Orchow (5),(7) President and Chief Executive Officer	2009 2008 2007	- 201,875 250,000	- 90,000 90,000	- - 79,500	(4)	- 632,758 -	(7)	- 924,633 419,500

Scott Brunsdon (5), (8) Chief Financial Officer and Secretary	2009 2008 2007	- 186,833 175,000	- 59,100 59,100	- - 53,000		307,167 - -	(8)	- 245,933 287,100

Douglas Miller General Manager of Troy	2009 2008 2007	126,000 138,833 119,000	- 1,500 1,000	13,989 - -		- - -		139,989 140,333 120,000

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

(4) Mr. Eickerman was appointed Chief Financial Officer and Secretary effective December 15, 2008.

(5) Reflects salary compensation paid to each of the named individuals during the periods reported. See the subsection of this report entitled “Employment Agreements with Executive Officers” for information concerning the named individuals’ base salaries for the year ending December 31, 2009.

(6) Amounts shown for Mr. Rife under “All other Compensation” consist of automobile expense allowance.

(7) Amounts shown for Mr. Orchow under “Option Awards” reflect the value of options awards granted to him during the periods shown. The amount shown under “All Other Compensation” reflects a severance payment to Mr. Orchow in 2008 following his resignation from the Company.

(8) Mr. Brunsdon resigned from the Company in December 2008. Pursuant to the terms of his employment agreement, the Company paid him a severance payment of $307,167 in 2009 following his resignation.

     Grants of Plan-Based Awards. The following table sets forth information concerning equity incentive plan awards that were granted to our principal executive officer, principal financial officer and our two other executive officers during the year ended December 31, 2009. None of the persons depicted in the table received stock awards or non-equity incentive plan awards during the year. None of such incentive plan awards are contingent on the achievement of performance goals.

Grants of Plan-Based Awards
		Estimated	Future	Payouts under			Grant
		Equity	Incentive	Plan Awards	Other Option	Exercise	Date
		Threshold	Target	Maximum	Awards	Price	Value
Name	Grant Date	(#)	(#)	(#)	(#)	($)	($)

John Shanahan	9/11/2009	-	n/a	n/a	275,000	0.09	16,909
Ken Eickerman	4/14/2009	-	n/a	n/a	225,000	0.105	12,590
Carson Rife	4/14/2009	-	n/a	n/a	275,000	0.105	15,387
Douglas Ward	4/14/2009	-	n/a	n/a	225,000	0.105	12,590

     Outstanding Equity Awards at Fiscal Year-End. The following table sets forth information concerning the outstanding equity awards at December 31, 2009 held by our principal executive officer, principal financial officer and our two other executive officers:

Outstanding Equity Awards at Fiscal Year-End
	Equity Incentive Plan Awards:
	Number of Securities	Underlying	Number of Securities	Average
	Unexercised	Options	Underlying Unexercised	Exercise	Option
	Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name	(#)	(#)	(#)	cdn($)	Date
John Shanahan	450,000	0	0	0.35	2010-2014
Ken Eickerman	365,000	0	0	0.37	2010-2014
Carson Rife	450,000	0	0	0.49	2010-2014
Douglas Ward	345,000	0	0	0.45	2010-2014

     Options Exercised in Last Fiscal Year. None of our principal executive officer, principal financial officer and our two other executive officers exercised any stock options during the fiscal year ended December 31, 2009.

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

     Our agreement with John Shanahan is dated January 1, 2010 and provides for an annual salary of $300,000, subject to periodic adjustments. (For the year ended December 31, 2009, Mr. Shanahan received a base salary $240,000, reflecting a 20% temporary salary reduction to conserve cash). If Mr. Shanahan’s employment is terminated without cause, then he is entitled eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and twelve months of benefits. Mr. Shanahan may terminate the agreement unilaterally upon one month’s notice.

     Our agreement with Kenneth Eickerman is dated May 30, 2007, amended January 16, 2010, provided for an annual salary of $135,000, subject to periodic adjustment. (For the year ended December 31, 2009, Mr. Eickerman received a base salary of $104,344, reflecting a 20% temporary salary reduction to conserve cash). If Mr. Eickerman’s employment is terminated without cause, then he is entitled to eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and twelve months of benefits. Mr. Eickerman may terminate the agreement unilaterally upon one month’s notice.

     Our agreement with Carson Rife is dated February 1, 2004 and provided for an annual salary of $190,000, subject to periodic adjustment. (For the year ended December 31, 2009, Mr. Rife received a base salary of $152,000, reflecting a 20% temporary salary reduction to conserve cash). If Mr. Rife’s employment is terminated without cause, then he is entitled to eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and twelve months of benefits. Mr. Rife may terminate the agreement unilaterally upon one month’s notice.

     Our agreement with Douglas Ward is dated October 1, 2003 and provided for an annual salary of $160,000, subject to periodic adjustment. (For the year ended December 31, 2009, Mr. Ward received a base salary of $128,000, reflecting a 20% temporary salary reduction to conserve cash). If Mr. Ward’s employment is terminated without cause, then he is entitled to eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, then he is entitled to 36 months of salary and twelve months of benefits. Mr. Ward may terminate the agreement unilaterally upon one month’s notice.

     Compensation of Directors. The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2009. John Shanahan was also an executive officer of the Company. None of our directors received any other form of compensation during the year.

Director Compensation
	Fees earned	Option	All Other
	or Paid in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)
John G. Shanahan (1)	0	0	0	0
John W.W. Hick	21,593	0	0	21,593
David R. Lewis	30,386	16,909	0	47,295
William Orchow	10,278	0	0	10,278
Daniel Tellechea	13,333	0	0	13,333
Louis P. Gignac	6,196	0	0	6,196
Timothy R. Lindsey (1)	24,288	16,909	0	41,197
Tony L. Alford (1)	10,238	16,909	0	27,147
Larry M. Okada (1)	0	19,762	0	19,762

(1) Current members of the Board

     During the year ended December 31, 2009, directors other than Mr. Shanahan received an annual retainer of $25,000. In addition to these payments, the chairman of the board of directors received an additional $15,000 per year for serving as chairman, and the chairmen of the audit, compensation, and corporate governance and nominating committees received an additional $10,000, $5,000 and $5,000 per year, respectively. Directors are also reimbursed for travel expenses incurred in connection with their attendance at board and committee meetings, and directors who are not also executive officers are eligible to receive stock options under Revett Minerals equity incentive plan.

      Compensation Discussion and Analysis.

     Our Compensation Philosophy and Policies. Our executive compensation philosophy has been designed with the following objectives: to attract and retain the best possible executive talent; to provide an economic framework to motivate these executives to achieve goals consistent with our business strategy; to provide an alignment between executive and shareholder interests through stock option plans; to be competitive within our peer group of mining companies; and to provide a compensation package that recognizes an executive's individual results and contributions to the company's relative and absolute performance.

     Salary. The key elements to our executive compensation philosophy are salary, cash bonus awards and incentive stock options. Salaries are based on the position held, the executive officer’s experience and performance, and the market for executive talent, the latter of which provides a comparison of salaries for similar positions at other mining companies. Where appropriate, the board of directors also considers other performance measures, such as safety, environmental awareness and improvements in relations with our shareholders, employees, the public and government regulators.

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

     The board of directors has traditionally maintained salary compensation at levels roughly in line with those of other companies within our peer group. Beginning in 2006 and continuing in 2009, the compensation committee surveyed the compensation paid to other executives within a peer group of companies comprised of Chariot Resources Ltd, First Majestic Silver Corp., Fronterra Copper Corporation, Mines Management, Inc., and Sabina Silver Corp. in order to establish compensation packages that were both competitive and appropriate to the Company’s situation.

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

     During the year ended December 31, 2009, the compensation committee and the board continued to modify and improve the formula-driven bonus plan for the Company’s executive officers’ that was first developed in 2006. This plan established the executive’s potential cash bonus at the beginning of the year (expressed as a percentage of the executive’s base salary) and the evaluation is based upon certain performance criteria using a weighted average approach. The criteria established for each of the executive officers is detailed below. The specific criteria and the individual weighting may change from year to year based upon the executive’s specific role with the Company, but include a combination of goals relating to the Company’s overall financial performance and the specific, individual goals that have been set for the executive, plus a discretionary element established by the board on the recommendation of the compensation committee. The following table sets forth the relative weighting of targeted performance areas that were established by the compensation committee and approved by the board of directors for each of the Company’s four executive officers for the year ending December 31, 2009:

	John	Ken	Carson	Doug
Objective	Shanahan	Eickerman	Rife	Ward
stock price performance	12.5%	15%	5%	5%
cash flow and profitability	15%	15%	20%	15%
financing	0%	10%	0%	10%
safety performance	15%	5%	20%	5%
Rock Creek permitting	12.5%	0%	20%	0%
investor/public relations	12.5%	10%	10%	10%
strategy and positioning	12.5%	10%	10%	40%
corporate governance	0%	20%	0%	0%
discretionary	20%	15%	15%	15%

     The cash flow and profitability objectives will be measured against internal cash flow and profitability budgets, mine throughput targets, and metal price assumptions. The safety performance objective will be measured by the lost time accident rate in the current year versus the prior year. The Rock Creek permitting and investor/public relations objectives are inherently more difficult to measure and will necessarily involve subjective determinations of the Company’s relationships with the governmental permitting agencies, local stakeholders and elected officials; the tone and quality of the Company’s press coverage; the Company’s relationship with its shareholders; and its progress in meeting its goal of increasing the retail ownership of its common stock. The strategy and positioning objective is likewise less susceptible to measurement, and will involve an assessment of management’s ability to develop and implement a business strategy that will increase shareholder value and position the Company to take advantage of opportunities in the mining industry. The corporate governance objective will be measured by management’s ability to develop and implement financial control, governance and oversight procedures that comply with applicable law and ensure the integrity of its reported financial and non-financial information.

     For 2009 the compensation committee and board of directors did not award any cash bonuses. During 2009, the compensation committee and the board awarded a total of 1,000,000 stock options to our four executive officers and a total of 975,000 stock options to our directors who are not also executive officers. The compensation committee and the board awarded cash bonuses aggregating $206,100 in 2008 to our executive officers in recognition of their ongoing efforts to grow the Company and obtain permits relating to Rock Creek during the prior year. No stock options were awarded to executives in 2008. For 2007, the compensation committee and the board awarded a total of 410,000 stock options to our four executive officers and a total of 810,000 stock options to our five directors who were not also executive officers. In future years, the compensation committee will likely emphasize both cash bonuses and stock option awards in fashioning executive compensation.

     Compensation of the Principal Executive Officer. On January 1, 2010, the Company and John Shanahan entered into an employment contract which provides for an annual salary of $300,000. In addition, during the year ended December 31, 2009, Mr. Shanahan was award 275,000 stock options with an exercise price of $0.09 per share. These stock options are immediately vested and expire on September 10, 2014.

      Stock Option Plans.

     The Revett Minerals Equity Incentive Plan. Revett Minerals maintains an equity incentive plan (the “Revett Minerals Plan”) that provides for the issuance of stock options, stock appreciation rights and shares of common stock in satisfaction of amounts owing for services. The amended Revett Minerals Plan was adopted by Revett Minerals’ shareholders on June 19, 2007, and amended on June 16, 2009, and is administered by the compensation committee and by the board. The material provisions of the Revett Minerals Plan and other relevant information are as follows:

  Directors, executive officers, employees and consultants to the Company and its subsidiaries are eligible to participate in the Revett Minerals Plan.

  A maximum of 18,000,000 shares of common stock (representing approximately 14% of the issued and outstanding shares of common stock of the Company as of the date of this report), are available for issuance under the Revett Minerals Plan.

  Options for the purchase of a total of 8,570,000 shares of common stock (representing approximately 7% of the issued and outstanding shares of common stock of the Company as of the date of this report) have been granted under the Revett Minerals Plan.

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

     Equity Compensation Plan Information. The following table sets forth certain information concerning options that have been granted pursuant to the Revett Minerals Plan as of December 31, 2009. The plan was approved by the shareholders of the Company.

Revett Minerals Inc. Incentive Stock Option Plans
Number of
	Shares to be	Weighted average	shares available
	issued upon	exercise price of	for issuance under
	exercise	outstanding options	plan at FY end
Stock Option Plan	(#)	($)	(#)
Revett Minerals Equity Incentive Plan	8,570,000	(Can) $ 0.43	9,206,315

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2010 the names and address of, and number of shares beneficially owned by persons other than our directors and executive officers who are known to us to own more than five percent (5%) of Revett Minerals common stock. At such date, 130,255,013 shares of Revett Minerals common stock were outstanding. An additional 28,624,659 shares of Revett Minerals common stock were issuable at such date pursuant to presently exercisable options and warrants.

Name and		Amount and Nature of Beneficial	Percent
Address of Owner	Class of Security	Ownership (all direct unless otherwise noted)	of Class
Silver Wheaton Corp. 666 Burrard Street, Suite 3400 Vancouver, British Columbia V6C 2X8	Revett Minerals Common	22,757,357 (1)	17.5%

U.S. Global Investors, Inc. 7900 Callaghan Road San Antonio, Texas 78229	Revett Minerals Common	8,488,900	6.6%

Trafigura AG 263 Tressor Blvd Stamford, CT 06901	Revett Minerals Common	18,333,333(2)	14.1%

(1) Consists of 21,512,357 shares of Revett Minerals common stock and presently exercisable warrants to purchase an additional 1,245,000 shares of Revett Minerals common stock.

(2) Consists of 8,333,333 shares of Revett Minerals common stock and presently exercisable warrants to purchase an additional 10,000,000 shares of Revett Minerals common stock.

     Security Ownership of Management. The following table sets forth as of March 1, 2010 the names of, and number of shares of Revett Minerals common stock beneficially owned by our directors and executive officers, and the number of shares owned by our directors and officers as a group.

Name of Director		Amount and Nature of Beneficial	Percent
or Officer	Class of Security	Ownership (all direct unless otherwise noted)	of Class
John G. Shanahan	common stock	2,071,403 (8)	less than 3%
Kenneth Eickerman	common stock	375,000 (5)	less than 1%
Carson Rife	common stock	483,333 (3)	less than 1%
Douglas Ward	common stock	375,000 (4)	less than 1%
John W.W. Hick	common stock	490,690 (6)	less than 1%
David R. Lewis	common stock	450,000 (7)	less than 1%
Daniel Tellechea Salido	common stock	475,000 (9)	less than 1%
Louis P. Gignac	common stock	210,000 (10)	less than 1%
William Orchow	common stock	985,994 (1)	less than 1%
Scott Brunsdon	common stock	300,000 (2)	less than 1%
Timothy Lindsey	common stock	2,025,000 (11	less than 3%
Tony Alford	common stock	10,375,247 (12)	less than 9%
Larry Okada	common stock	150,000 (13)	less than 1%
All directors and executive officers as a group (13 persons)	common stock	18,766.667(14)	15%

(1) Consists of 669,328 shares of common stock and presently exercisable options to purchase 300,000 shares and 16,666 presently exercisable warrants for the purchase of common stock.

(2) Consists of 100,000 shares of common stock and presently exercisable options to purchase 200,000 shares of common stock.

(3) Consists of 33,333 shares of common stock and presently exercisable options to purchase 450,000 shares of common stock.

(4) Consists of 30,000 shares of common stock and presently exercisable options to purchase 345,000 shares of common stock.

(5) Consists of 10,000 shares of common stock and presently exercisable options to purchase 365,000 shares of common stock.

(6) Consists of 15,690 shares of common stock and presently exercisable options to purchase 475,000 shares of common stock.

(7) Consists of presently exercisable options to purchase 450,000 shares of common stock.

(8) Consists of 1,346,403 shares of common stock, presently exercisable options to purchase 425,000 shares of common stock and presently exercisable warrants to purchase 300,000 shares of common stock.

(9) Consists of presently exercisable options to purchase 475,000 shares of common stock.

(10) Consists of presently exercisable options to purchase 210,000 shares of common stock.

(11) Consists of 1,000,000 shares of common stock, presently exercisable options to purchase 275,000 shares of common stock and presently exercisable warrants to purchase 750,000 shares of common stock.

(12) Consists of 8,719,247 shares of common stock, presently exercisable options to purchase 275,000 shares of common stock and presently exercisable warrants to purchase 1,381,000 shares of common stock.

(13) Consists of presently exercisable options to purchase 150,000 shares of common stock.

(14) See notes (1) through (13), above.

     Changes in Control. The Company does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     There were no related party transactions during the fiscal year ended December 31, 2009. The Company’s board of directors was comprised of four directors throughout much of the year, three of whom were not also executive officers and are considered to be independent directors under the rules of the Toronto Stock Exchange. The independent directors are Timothy Lindsey, Tony Alford and Larry Okada. John Shanahan who is currently the Company’s president and chief executive officer is considered not independent. Mr. Hick, Mr. Orchow, Mr. Tellechea, Mr. Gignic and Mr. Lewis resigned their positions on the Board of Directors during 2009.

Item 14. Principal Accounting Fees and Services.

     Audit Fees. During the fiscal years ended December 31, 2009 and 2008, our independent certified public accountants, KPMG LLP, Vancouver, British Columbia, billed the Company (Can) $270,500 and (Can) $264,000, respectively, for professional services rendered by it for the audit of the Company’s and Revett Silver’s annual financial statements and for reviewing certain of the Company’s periodic filings with the Securities and Exchange Commission.

     Audit-Related Fees. During the fiscal years ended December 31, 2009 and 2008, KPMG LLP billed the Company (Can) $ nil and (Can) $6,450 for audit related services.

     Tax Fees. During the fiscal years ended December 31, 2009 and 2008, KPMG LLP billed the Company (Can) $ 9,900 and (Can) $6,500, respectively, for professional services rendered by such firm for tax compliance, tax advice and tax planning.

     All Other Fees. KPMG did not bill the Company any other fees during the fiscal years ended December 31, 2009 and 2008.

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

10.9	Employment Agreement dated October 1, 2008 by and between John Shanahan and the registrant. Previously filed as an exhibit to the registrant’s current report on Form 10-K dated December 31,2008.

10.10	Employment Agreement dated January 1, 2010 by and between John Shanahan and the registrant. Previously filed as an exhibit to the registrant’s current report on Form 8-K dated January 22, 2010.

10.11	Employment Agreement dated January 16, 2010 by and between Kenneth Eickerman and the registrant. Previously filed as an exhibit to the registrant’s current report on Form 8-K dated January 22, 2010.

21.1	Subsidiaries of the registrant. Previously filed as Exhibit 21.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

31.1	Certification of the registrant’s principal executive officer. Filed herewith.

31.2	Certification of the registrant’s principal financial officer. Filed herewith.

31.3	Consent of KPMG LLP. Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revett Minerals Inc.

Date: March 19, 2010	/s/ John Shanahan

John Shanahan, its president and
principal executive officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2010	/s/ Ken Eickerman

Ken Eickerman,
the registrant’s principal accounting officer