Form 10-K/A
period 2009-12-31
Revett Minerals Inc.
filed 2010-03-24
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

     This amendment to the Company’s annual report on Form 10-K (originally filed March 19, 2010), is submitted to provide the required certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002. There are no other changes to the material content of the report.

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

Revett Minerals Inc.

Date: March 24, 2010	/s/ John Shanahan

John Shanahan, its president and
principal executive officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2010	/s/ Ken Eickerman

Ken Eickerman,
the registrant’s principal accounting officer