Form 10-Q
period 2010-03-31
Revett Minerals Inc.
filed 2010-05-11
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________TO_________.

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
[ ] yes [X] No

At March 31, 2010 131,234,195 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Page
FINANCIAL STATEMENTS:

Consolidated balance sheets	4

Consolidated statements of operations and comprehensive income (loss)	5

Consolidated statements of cash flow	6

Consolidated statements of shareholders’ equity	7

Notes to consolidated financial statements	8-17

Revett Minerals Inc.
Consolidated Balance Sheets
at March 31, 2010 and December 31, 2009
(expressed in thousands of United States dollars except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,730	$2,622
Concentrate settlement and other receivables	2,638	1,237
Inventories (note 3)	3,651	3,630
Prepaid expenses and deposits	596	290
Total current assets	10,615	7,779
Property, plant, and equipment (net) (note 4)	52,597	52,319
Restricted cash	6,643	6,633
Other long term assets	921	969

Total assets	$70,776	67,700

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$3,600	$3,251
Payroll liabilities	891	965
Income, property and mining taxes	1,167	1,409
Other accrued liabilities	340	753
Current portion of long term debt (note 5)	1,614	1,603
Total current liabilities	7,612	7,981

Long-term portion of debt (note 5)	2,505	2,572
Reclamation and remediation liability (note 7 (a))	8,339	8,166
Total liabilities	18,456	18,719

Shareholders' equity
Preferred stock, no par value, unlimited authorized, nil issued and outstanding
Common stock, no par value unlimited authorized, 131,234,195 (2009- 125,978,614) shares issued and outstanding (note 6 (a))	62,603	60,988
Contributed surplus	4,261	3,450
Deficit	(14,544)	(15,457)
Total equity	52,320	48,981

Commitments and contingencies (note 7)

Total liabilities and shareholders’ equity	$70,776	$67,700

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2010 and 2009
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2010	ended March 31, 2009

Revenues	$12,127	$8,340
Expenses:
Cost of sales (note 3)	8,755	8,117
Depreciation and depletion	625	627
Exploration and development	96	74
General & administrative	1,434	708
Accretion of reclamation and remediation liability	173	155
	11,083	8,480
Income (loss) from operations
	1,044	(1,341)

Other income (expenses):
Interest expense	(125)	(169)
Interest and other income	27	101
Foreign exchange gain (loss)	8	(26)
Total other income (expenses)	(90)	(94)

Net income (loss) before non controlling interest and taxes	954	(1,435)

Income tax recovery (expense)	(41)	269

Net income (loss) before non controlling interest	913	(1,166)

Non controlling interest	-	307

Net income (loss) and comprehensive (loss) for the period	$913	$(859)

Basic earnings (loss) per share	$0.01	$(0.01)

Diluted earnings (loss) per share	$0.01	$(0.01)

Weighed average number of shares outstanding	129,991,537	80,089,847

Weighted average number of diluted shares outstanding	144,668,582	80,089,847

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31,	ended March 31, 2009
	2010

Cash flows from operating activities:
Net income (loss) for the period	$913	$(859)
Adjustment to reconcile net income to net cash generated (used) by operating activities:
Depreciation and amortization	625	627
Accretion of debt	58	-
Accretion of reclamation and remediation liability	173	155
Foreign exchange loss (gain)	(8)	26
Stock based compensation	842	11
Loss on disposal of fixed assets	-	243
Future income tax recovery	-	(269)
Non controlling interest	-	(307)
Accrued interest from reclamation trust fund	(10)	(28)
Amortization of prepaid insurance premium	48	41
Changes in:
Concentrate settlement and other receivable	(1,401)	(2,086)
Inventory	(21)	391
Prepaid expenses and deposits	(306)	68
Accounts payable and accrued liabilities	(23)	1,079
Net cash generated (used) by operating activities	890	(884)

Cash flows from investing activities:
Other long term assets	-	2
Purchase of plant and equipment	(859)	(289)
Net cash provided (used) by investing activities	(859)	(287)

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	1,225	564
Repayment of capital leases	(156)	(27)
Net cash from (used by) financing activities	1,069	537

Effects of foreign exchange on cash held
In foreign currencies	8	(26)

Net (decrease) increase in cash and cash equivalents	1,108	(660)
Cash and cash equivalents, beginning of period	2,622	1,633
Cash and cash equivalents, end of period	$3,730	$973

Supplementary cash flow information:
Cash paid for interest expense	$70	$144
Non cash transactions:
Note payable in lieu of concentrate settlement payable	-	4,292
Common stock issued to acquire non controlling interest	-	1,398
Common stock issued for settlement of accrued compensation	359	-
Acquisition of plant and equipment under capital lease	42	1,082
Redemption of shares for a royalty interest	-	41

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2010 and year ended December 31, 2009
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Common Shares		Contributed
	Shares	Amount	Surplus	Deficit	Total
Balance, December 31, 2008	75,210,697	$56,899	$1788	$(10,490)	$48,197
Issued to acquire non controlling interest	25,583,487	2,388	-	-	2,388
Issue of shares for cash	3,855,558	279	-	-	279
Issue of units for cash	10,000,000	323	241	-	564
Issue of shares and warrants on debt restructuring	8,333,333	1,000	621	-	1,621
Issue of shares for settlement of accounts payable	3,513,098	545	-	-	545
Issue of shares for exercise of warrants and options	87,500	12	(4)	-	8
Redemption of shares for royalty	(605,059)	(458)	417	-	(41)
Stock-based compensation on options granted	-	-	387	-	387
Net loss for the period	-	-	-	(4,967)	(4,967)
Balance, December 31, 2009	125,978,614	$60,988	$3,450	$(15,457)	$48,981

Issue of shares for cash	3,613,899	1,147	-	-	1,147
Issue of shares for compensation	834,182	359	-	-	359
Issue of shares for exercise of warrants and options	807,500	109	(31)	-	78
Stock-based compensation on options granted	-	-	842	-	842
Net income for the period	-	-	-	913	913
Balance, March 31, 2010	131,234,195	$62,603	$4,261	$(14,544)	$52,320

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

1. Basis of Presentation and going concern

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of March 31, 2010, and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and 2009. The operating and financial results for Revett Minerals for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

These unaudited interim financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s audited financial statements for the year ended December 31, 2009 except that in 2010, the Company changed the presentation of transportation and refining costs. In the past, the transportation and refining cost were netted against revenues, whereas now the transportation and refining are included in cost of sales. The 2009 revenues and cost of sales have each been increased by $1.2 million compared to amounts previously reported to reflect this presentation change. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial statements and accordingly, these interim financial statements do not include all the notes to the financial statements required in audited annual financial statements and as such these statements should be read in conjunction with the most recently completed audited annual financial statements and notes of the Company for the year ended December 31, 2009. These statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Material differences between Canadian GAAP and generally accepted accounting principles in the United States (“US GAAP”) are disclosed in note 9. All currency is reported in United States dollars unless otherwise specified.

At March 31, 2010, the Company had working capital of $3.0 million and the Company earned income for the three months ended March 31, 2010 of $0.9 million. Declines in the price of copper and silver could result in a reduction in working capital and cash flows. At current copper and silver prices the Company generated a positive cash flow. The Company is currently investigating a number of alternative means of raising additional capital with potential lenders and investors for the advancement of the Rock Creek project. However, no assurance can be given that these efforts will prove to be successful. The Company does not have sufficient cash to undertake significant activities at Rock Creek at this time.

The Company’s continuing operations and the underlying value and recoverability of the mineral property, plant and equipment of the Troy mine and the Rock Creek property are dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to profitability operate the Troy Mine, obtaining the necessary financing to complete exploration and development of the Rock Creek property, obtaining the necessary operating permits for the Rock Creek property and future profitable production or sufficient proceeds from the sale of the Rock Creek property.

These financial statements are prepared on a going concern basis. The financial statements do not reflect adjustments that would be necessary if the going concern assumption was not appropriate.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
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

2. Future Accounting Changes

Canada’s Accounting Financial Standards Board has ratified a strategic plan that will result in Canadian GAAP, as used by publicly accountable enterprises, being fully converged with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board over a transitional period. Full adoption of IFRS is required for all publically accountable enterprises for fiscal years beginning on or after January 1, 2011. The Company is currently planning to adopt accounting principles generally accepted in the United States of America (US GAAP) as permitted by Canadian Securities regulatory authorities for the fiscal year commencing January 1, 2011 and adopt IFRS if and when IFRS and US GAAP converge. Material differences between Canadian GAAP and US GAAP and their impact on the consolidated financial statements are disclosed in note 9.

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	March 31, 2010	Dec. 31, 2009
	(unaudited)
Concentrate inventory	$862	$885
Material and supplies	2,789	2,745
	$3,651	$3,630

Cost of goods sold comprised of the following:

Nature of expense	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Raw materials and consumables used	$3,258	$2,530
Labor costs	3,118	2,606
Other costs	2,357	2,919
Net change in concentrate inventory	22	62
Total cost of goods sold	$8,755	$8,117

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

4. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	March 31, 2010	Dec. 31, 2009
	(unaudited)
TROY:
Property acquisition and development costs	$7,092	$6,264
Plant and equipment	13,285	13,212
Buildings and structures	2,518	2,518
	22,895	21,994
ROCK CREEK:
Property acquisition costs	34,822	34,822
OTHER, corporate	3,674	3,674
OTHER, mineral properties	118	118
	61,509	60,608
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(3,859)	(3,665)
Troy plant and equipment	(4,166)	(3,812)
Troy buildings and structures	(798)	(724)
	(8,823)	(8,201)
Other corporate assets	(89)	(88)
	(8,912)	(8,289)
	$52,597	$52,319

5. Long-term debt

The balance of the Company’s long term debt and capital lease obligations were as follows:

	March 31, 2010	Dec. 31, 2009
	(unaudited)

Note payable	$2,550	$2,492
Capital leases	1,569	1,683
	4,119	4,175
Current portion	(1,614)	(1,603)
	$2,505	$2,572

On January 23, 2009, the Company entered into a Senior Floating Rate Note (the “Note”) with an interest rate of LIBOR plus five percent with its primary concentrate sales customer. The Note requires principal payments of $0.5 million on each June 30 and December 31 through December 31, 2011, and the remaining principal payment of $0.9 million is due on June 30, 2012. The Company is also required to make additional payments equal to the amount by which the Company’s cash balance exceeds $3.0 million at the end of each quarter to a maximum payment of $0.5 million per quarter, commencing on March 31, 2010. For purposes of the additional payment requirement, cash balance is defined as total cash minus accounts payable and certain mine development expenses. As at March 31, 2010, no additional payments are required. The principal amount of the note of $2.9 million has been reduced by financing costs of $0.3 million which resulted from the issue of warrants in connection with amendments made to the terms of the Note on August 24, 2009. The finance costs are being amortized over the remaining life of the note using the effective interest method. The Company has granted a first-priority mortgage on certain lands acquired for the Rock Creek project. If the lands are sold by the Company, the proceeds must be used to repay the note.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

6. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At March 31, 2010, the Company had 131,234,195 shares of common stock outstanding.

During the quarter ended March 31, 2010, the Company issued 3,613,899 common shares for cash in the amount of $1.1 million pursuant to a private placement; issued 834,182 common shares to settle accrued compensation to employees and directors in the amount of $ 0.4 million; and issued 807,500 common shares on exercise of warrants and stock options for cash proceeds of $0.1 million.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At March 31, 2010, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 18,000,000 shares of common stock. There were 2,655,000 stock options granted during the three months ended March 31, 2010 with an exercise price of Cdn $0.437, expiring on March 30, 2015. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 2.41%, volatility of 100% and an expected life of the options of 60 months to calculate the fair values of the options. The weighted average fair value per share was $0.32. During the three months ended March 31, 2010, 100,000 options were cancelled or expired and 170,000 options were exercised.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

As at March 31, 2010, the following stock options were outstanding:

Options	Options	Exercise	Expiry
Granted	Exercisable	Price (Can $)	Date
600,000	600,000	0.76	April 27, 2010
75,000	75,000	0.55	July 19, 2010
750,000	750,000	0.15	May 1, 2011
40,000	40,000	1.25	May 12, 2011
50,000	50,000	0.33	June 30, 2011
20,000	20,000	1.25	September 15, 2011
1,145,000	1,145,000	1.10	October 4, 2011
25,000	25,000	1.45	December 4, 2011
750,000	750,000	1.11	January 12, 2012
40,000	40,000	1.15	March 5, 2012
30,000	30,000	0.60	April 29, 2013
210,000	210,000	0.84	November 19, 2013
200,000	200,000	0.095	March 31, 2014
2,485,000	2,485,000	0.105	March 31, 2014
635,000	635,000	0.09	April 27, 2014
965,000	965,000	0.09	September 10, 2014
100,000	100,000	0.21	November 2, 2014
180,000	180,000	0.33	December 30, 2014
2,655,000	2,655,000	0.437	March 30, 2015
10,955,000	10,955,000	0.43

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at March 31, 2010 for the purchase of common shares of Revett Minerals.

	WARRANT	SUMMARY	TABLE

	Number	Exercise price	Expiry
Revett Minerals	3,054,659	US$ 1.00	October 7, 2010
Revett Minerals	6,825,000	US$ 0.10	February 12, 2011
Revett Minerals	300,000	Can $0.50	October 20, 2011
Revett Minerals	10,000,000	US$ 0.20	June 30, 2012
	20,179,659

During the three months ended March 31, 2010, 637,500 warrants were exercised.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

7. Commitments and Contingencies

 a) Reclamation

In accordance with the operating permit granted the Troy Mine, the Montana Department of Environmental Quality is periodically required to review the ultimate bonding requirements for the mine. The bonding requirement at Troy totals $12.9 million. The following table shows the changes in the reclamation liability for the three month period ended March 31, 2010.

	March 31, 2010	Dec. 31, 2009
	(unaudited)
Reclamation and remediation liability beginning of period	$8,166	$7,526

Accretion expense, year to date	173	640
Ending balance	$8,339	$8,166

b) Kennecott Royalty Option

Kennecott has the right to acquire a 2% net smelter return royalty from the sale of metals from a defined area of the Company’s Rock Creek property at any time until the later of: (1) one year after the Rock Creek Project achieves 80% of designed commercial capacity production or (2) December 31, 2015. Kennecott is required to surrender the 2,250,000 common shares of the Company previously issued in order to acquire this royalty. The royalty terminates upon Kennecott’s recovery of $8 million in total royalty payments, plus an adjustment related to changes in the consumer price index.

c) Rock Creek Development

On March 29, 2010, the US District Court ruled that the Forest Service’s decision to approve the Rock Creek project is vacated and the 2003 Record of Decision and 2001 Final Environmental Impact Statement are set aside and remanded to the Forest Service for further action. The Company is in the process of completing a thorough review of the Court’s decision but based on the Company’s preliminary review of the judgment, the Company does not believe that the judgment prevents the Company from developing the Rock Creek project but it may delay such development until the Company is able to satisfactorily address the Court’s concerns.

8. Financial Instruments

At March 31, 2010, the Company had three forward contracts to sell 4.6 million pounds of copper at a price of $2.93 per pound and 0.275 million ounces of silver at an average price of $16.25 per ounce. These contracts mature at various dates from April 30, 2010 to February 2011. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at March 31, 2010 metal prices, would result in a loss of approximately $3.9 million.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

9. Reconciliation to United States Generally Accepted Accounting Principles

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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	March 31, 2010	December 31, 2009

Total assets under Canadian GAAP	$70,776	$67,700
Adjustment to property, plant and equipment for acquisition of non-controlling interest (e)	3,641	3,767
Unamortized finance costs (f)	343	401

Total assets under US GAAP	$74,760	$71,868

Liabilities and non-controlling interest under Canadian GAAP	$18,456	$18,719
Unamortized finance costs (f)	343	401

Total liabilities under US GAAP	$18,799	$19,120

Temporary equity - shares redeemable at option of holder (a)	676	676
Total liabilities and temporary equity	$19,475	$19,796

Shareholders’ equity under Canadian GAAP	$52,320	$48,981

Shares redeemable at option of holder	(676)	(676)
Adjustment to contributed surplus for acquisition of non-controlling interest	2,473	2,473
Adjustment to deficit for additional depreciation and income taxes (e)	1,168	1,294
Total shareholders’ equity under US GAAP	$55,285	$52,072

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

	Three months	Three months
	ended March 31,	ended March 31,
	2010	2009
Net income (loss) and comprehensive income (loss) under Canadian GAAP	$913	$(859)
Depreciation (e)	(126)	-

Net income (loss) and comprehensive income (loss) under US GAAP	$787	$(859)

There are no material differences between Canadian GAAP and US GAAP with respect to total operating, financing or investing cash flows in the consolidated statement of cash flows.

(a)	Redeemable shares:

The Company had issued 2,250,000 common shares in a prior period which are redeemable, at the option of the holder, into a net smelter return royalty as described in note 7(b). Under Canadian GAAP, the equity portion of these shares would be classified as equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity.

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

Under Canadian GAAP, the proceeds received on issuance of units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be classified as equity. Accordingly, under US GAAP, share capital would be reduced and deficit as at March 31, 2010 would be each increased by $1.0 million respectively to reflect the relative fair values of the shares and warrants. As of March 31, 2010, none of the warrants have been exercised and the warrants have expired.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

(d)	Stock option plan and compensation expense:

As at March 31, 2010 the weighted average intrinsic value of options outstanding and exercisable was $1.1 million (2009 -$1.1 million).

As at March 31, 2010 the total unrecognized compensation cost related to unvested stock options is nil.

(e)	Non-controlling interest:

For US GAAP purposes, non controlling interest is classified as equity where as for Canadian GAAP, it is classified between liabilities and equity. Also, income (loss) before non-controlling interest, non-controlling interest and net income (loss) for US GAAP purposes would be labeled net income (loss), net income (loss) attributable to non-controlling interest and net income (loss) attributable to the Company, respectively.

The acquisition of the non-controlling interest during the three year ended December 31, 2009 would be accounted for as an equity transaction for US GAAP purposes rather than a step acquisition using the purchase method. Accordingly, for US GAAP purposes, a reduction of mineral property, plant and equipment of $4.1 million and a reduction of the future income tax liability of $1.6 million recorded for Canadian GAAP purposes would not be made under US GAAP and instead $2.5 million would be included in contributed surplus. In addition, under US GAAP, additional depreciation expense of $0.1 million (2009 - $nil), and income tax recovery of $nil million (2009 - $nil) for the three months ended March 31, 2010 was recognized.

The following table shows the changes in the non-controlling interest under US GAAP:

	March 31,	December 31,
	2010	2009

Balance, beginning of period	$-	$5,253
Income (loss) attributable to non-controlling interest		(391)
Acquisition of non-controlling interest	-	(4,862)
Balance, end of period	$-	$-

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

The following table shows, using US GAAP measurements, the effect of changes to the Company’s interest in Revett Silver on shareholders’ equity attributable to the Company:

	March 31,	December 31,
	2010	2009

Net loss under US GAAP attributable to the Company	$913	$(3,673)
Increase in contributed surplus on acquisition of non-controlling interest	-	2,473

Change from loss attributable to the Company and acquisition of non-controlling interest	$913	$(1,200)

(f)	Debt finance costs

Under Canadian GAAP, costs incurred in connection with the issue of debt are netted against the related debt and amortized using the effective interest rate method. For US GAAP these cost are also amortized using the effective interest rate method but the unamortized costs would be presented as an asset on the balance sheet.

Management’s Discussion and Analysis of Financial Condition and Results of Operations as at May 11, 2010

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month period ended March 31, 2010 should be read in conjunction with the unaudited interim financial statements and notes as at March 31, 2010 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2009 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian generally accepted accounting principles (“GAAP”). Material differences between Canadian and US GAAP are disclosed in note 9 of the consolidated interim financial statements

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three Months Ended March 31, 2010

As at May 12, 2010, the Company’s principal assets consisted of a 100% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 100% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

For the three month period ended March 31, 2010, Revett Minerals reported net income after taxes of $0.9 million (which includes a $0.8 million non cash charge for the issuance of stock options during the period) or $0.01 per share compared to a net loss after taxes and non-controlling interest of $0.9 million or $0.01 per share for the three months ended March 31, 2009.

In 2010, the Company changed the presentation of transportation and refining costs. In the past, the transportation and refining cost were netted against revenues, whereas now the transportation and refining costs are included in cost of sales. The 2009 revenues and cost of sales have each been increased by $1.2 million compared to amounts previously reported to reflect this presentation change. Where applicable, prior period amounts reported below have also been changed to reflect this change in presentation.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Same Period in 2009.

The major highlights for the quarter ended March 31, 2010, included:

  Troy achieved improved mill throughput averaging 4,265 tons per day compared to 3,811 tons per day in the first quarter of 2009;
  Troy produced 2.5 million pounds of copper and 287,259 ounces of silver compared to 2.3 million pounds of copper and 321,149 ounces of silver in the first quarter of 2009;
  Troy started on the development work for the higher grade “C Bed” area. Access should be complete by the end of the third quarter, 2010.

  Completed a private placement with Silver Wheaton totaling $1.1 million in cash received.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended March 31, 2010, with a comparison to the same three month period in 2009.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Tons milled	379,592	339,171
Tons milled per day	4,265	3,811
Copper grade (%)	0.38	0.40
Silver grade (opt)	0.86	1.09
Copper recovery (%)	85.1	86.3
Silver recovery (%)	87.5	87.1
Copper produced (lbs)	2,456,190	2,316,702
Silver produced (ozs)	287,259	321,149

Production during the first quarter of 2010 was significantly improved at 4,265 tons per day, a 12% improvement over the first quarter of 2009 at 3,811 tons per day. The increase in tons milled was offset somewhat by lower copper and silver grades. Copper production improved to 2,456,190 pounds while silver production decreased to 287,259 ounces as compared to metal production of 321,149 ounces of silver and 2,316,702 pounds of copper in the first quarter of 2009. Increased mine crew experience and low employee turnover coupled with more available active mine headings have resulted in productivity improvements in the first quarter of 2010. For the quarter, ore grades remain lower than the life of mine averages as planned in the mine schedule due to mining of more lower quartzite ore. Once the C Bed area becomes available for mining in the fourth quarter, metal grades are expected to improve. Mill recoveries remain good and slightly higher than plan at 87.5% for silver and 85.1% for copper compared to planned recoveries of 87.3% for silver and 85.0% for copper. The table below illustrates the sensitivity of operating costs per ton milled.

	Q1.10	Q4.09	Q3.09	Q2.09	Q1.09
Tons milled	379,592	345,586	302,543	349,925	339,171
Cost per ton milled ($)	22.99	23.71	25.03	21.89	21.90

Financial Results:

a)

Revenue: For the first quarter of 2010 compared to the first quarter of 2009, revenue increased from $8.3 million to $12.1 million primarily due to the increase in the price of copper and silver. During the quarter ended March 31, 2010, the LME price of copper and silver averaged $3.28 per pound and $16.92 per ounce, respectively, compared to average prices of $1.56 per pound and $12.62 per ounce in the first quarter of 2009. Copper sales during the first quarter were 2.4 million pounds of copper and 264,030 ounces of silver. The physical metal sold represents an improvement of 6% for copper and a reduction of 11% for silver from the first quarter of 2009. The main factors which resulted in higher production and sales in the first quarter of 2010 compared to that in 2009 is higher metal prices and better mill throughput of 12%.

b)

Cost of Goods Sold: The cost of goods sold associated with the first quarter revenue was $ 8.8 million, an increase of $0.6 million over the same period in 2009. The main reasons for the increase operating cost in the first quarter of 2010 was the 12% increase in ore tonnage milled.

c)

Depreciation and depletion: For the first quarter of 2010, these non cash charges are in line with the first quarter of 2009. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of an increase in mill throughput was offset by a lower asset basis due to the reduction which resulted from the acquisition of Revett Silver shares and the sale of a royalty interest during 2009.

d)

Exploration and development: This expense includes $ 0.04 million for exploration spending around the Troy Mine and $ 0.05 million spending for Rock Creek. The spending in 2010 and 2009 are the same as we continue to focus on improving cash flow from Troy.

e)	General and administration costs: Included in the corporate administration costs in the first quarter of 2010 is a non-cash stock option expense of $ 0.8 million.

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy because of the higher liability.

g)

Income from operations: Favorable metal prices resulted in a $3.8 million increase in revenues in the first quarter of 2010 compared to the same period 2009 while costs were higher by $1.4 million as a result of non-cash charge of $0.8 million for stock option expense and increased mining costs related to the higher ore tons milled. The net result was the Company recording $1.0 million income from operations compared to a loss from operation in 2009 of $1.3 million.

h)	Other Expenses: This was mainly a result of net interest expense of $0.1 million in the first quarter of 2010.

i)

Income taxes: As the Company’s future income tax liability has been eliminated through various transaction and it is not “more likely than not” that the benefit of the Company’s tax assets will be realized, no future tax assets are recognized. The Company is subject to alternative minimum tax which resulted in $ 0.04 million income tax expense for the three months ended March 31, 2010.

j)	Non controlling interest: During the fourth quarter of 2009 the Company acquired 100% of its’ subsidiary Revett Silver Company, and the Company no longer has a non- controlling interest.

k)	Net earnings: The Company recorded net income of $0.9 million or $0.01 per share for the first quarter compared to a loss of $0.9 million or $0.01 per share in the first quarter of 2009.

Summarized Financial Results by Quarter

	2010	2009	2009	2009	2009	2008	2008	2008
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Cu Production (million lbs)	2.5	2.0	1.9	2.4	2.3	2.7	2.5	2.1
Ag Production (000’s ozs)	287	253	251	302	321	380	302	260
Total Sales (000’s $)	12,127	8,141	8,106	8,615	8,340	4,113	8,286	14,276
Net Income (loss) (000’s $)	913	(1,738)	(1,346)	(1,024)	(859)	(5,193)	(2,980)	75
EPS- Basic ($)	0.01	(0.02)	(0.01)	(0.01)	(0.01)	(0.07)	(0.04)	0.00
EPS- Fully diluted ($)	0.01	(0.02)	(0.01)	(0.01)	(0.01)	(0.07)	(0.04)	0.00
Cash and Cash Equivalents & s/t Investments ending (000’s $)	3,730	2,622	2,515	3,256	973	1,633	11,479	13,106
Total Assets ending (000’s $)	70,776	67,700	69,792	71,142	71,071	77,942	90,187	91,563
Total liabilities ending (000’s $)	18,456	18,719	20,037	21,655	20,826	24,492	28,943	26,264
Total Equity ending (000’s $)	52,320	48,981	49,058	48,959	49,270	48,197	53,306	56,227

Financing Activities

During the first quarter of 2010 the Company entered into capital leases for the purchase of three Tractors which cost $0.04 million and will be financed over a three year period. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more
Note payable	2,892	1,000	1,892	-	-
Capital lease obligations	1,627	614	1,013
Long term Reclamation costs	12,900	-	-	-	12,900
Total contractual obligations	17,419	1,614	2,905	-	12,900

Revett Silver has also entered into three different operating leases for a total of 54 rail cars at an average cost of $458 per car per month. The leases have different terms, the first lease for 33 cars expiring May 2011, the second lease for 18 cars expires in July 2010 and the final lease for 6 cars expires in September 2010.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At March 31, 2010, working capital was $3.0 million; including cash and cash equivalents was $3.7 million. At March 31, 2010, net concentrate receivable was $2.5 million compared to $1.2 million at December 31, 2009. Favorable mark to market pricing of $0.4 million on the open invoices and improved metals prices resulted in this increase in receivables.

At today’s copper and silver prices the Company is generating positive cash flow. Declines in copper and silver could erode the Company’s cash and working capital position and although it is currently investigating means of raising additional capital with potential lendors and investors, no assurance may be given if these efforts will prove successful. The Company does not have sufficient cash to undertake any major spending activities at Rock Creek at this time. For 2010, the Company has sold forward approximately 50% of copper production at an average price of $2.93 per pound and approximately 25% of silver production at an average price of $16.25 per ounce.

In January 2010, the Company completed a private placement of 3,613,899 shares of common stock and realized gross proceeds of approximately $1.1 million.

Off Balance Sheet Arrangements

During 2002, Kennecott and Revett Silver agreed to amend the February 21, 2000 Asset Purchase and Sale Agreement pursuant to which Revett Silver acquired Kennecott’s interest in Troy and Rock Creek. Among other things, the amendment granted Kennecott has the right to acquire a 2% net smelter return royalty (the NSR royalty) from the sale of metals from a defined area of the Company's Rock Creek property anytime until the later of one year after Rock Creek achieves 80% of designed commercial capacity production or December 31, 2015. Kennecott is required to surrender 2,250,000 shares of the Company's common shares to acquire the NSR royalty. This NSR royalty terminates upon Kennecott's recovery of $8.0 million in total royalty payments plus an adjustment related to changes in the consumer price index.

The Company also has forward contracts to sell copper and silver at fixed prices which have been designated as normal purchase and sales contracts. The fair value of these contracts are not recognized in the balance sheet (see Financial instruments, hedging activities and other instruments).

Related Party Transactions

There were no related party transactions during the first three months of 2010.

Proposed Transactions

There were no proposed transactions during the first three months of 2010.

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

We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2010, we had working capital of approximately $3.0 million, which may not be sufficient to meet our planned business objectives. At current copper and silver prices the Company would be able to generate a positive cash flow. Management recognizes that the Company will need to generate additional financial resources in order to meet its objectives. If the Company is not able to generate positive cash flows and profits or obtain adequate additional financing, it will be required to curtail operations and exploration activities. Furthermore, its inability to continue as a going concern would require it to restate its assets and liabilities on a liquidation basis, which could differ significantly from the going concern basis.

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over five years and have not yet attained a significant level of earnings. In 2009, we incurred a loss of $5.0 million on $29.5 million in revenues. In 2008, we incurred a loss of $6.7 million on revenues of $35.9 million. In 2007, we earned approximately $0.9 million on revenues of approximately $39 million. In 2006, we incurred a loss of approximately $1.7 million on revenues of approximately $31.4 million, and in 2005 we incurred a loss of approximately $2.9 million on revenues of approximately $21.1 million. Our loss in 2009 and 2008 was primarily a result of a rapid decrease in copper and silver pricing during the second half of 2008 and lower than expected metals production. Our losses in 2006 and 2005 were partially attributable to the fact that production levels at Troy had not attained projected levels due to geotechnical problems, a shortage of skilled employees, problems in obtaining necessary repair parts for its equipment, and other factors common to underground hard rock mining operations.

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

On March 29, 2010, the US District Court ruled that the Forest Service’s decision to approve the Rock Creek Mine Project is vacated and the 2003 Record of Decision and 2001 Final Environmental Impact Statement are set aside and remanded to the Forest Service for further action consistent with the Court’s opinion. The Company will complete a thorough review before discussing options with various agencies involved to determine the best course of action moving forward. The Company remains confident the Rock Creek project can be developed in an environmentally responsible manner and view the court’s ruling as a step forward in the process.

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

We presently do not have the financial resources to develop Rock Creek. At March 31, 2010 we had cash and cash equivalents and short term investments of approximately $ 3.7 million. At this time we do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $220 to $270 million and could change materially.

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

Accounting Changes

In 2010 the Company has changed the classification of treatment and transportation costs. These costs were previously netted against revenues but are now classified as cost of sales. The 2009 treatment and transportation costs of $1.2 million were reclassified to cost of sales. As a result, revenues and cost of sales each increased by $1.2 million compared to amounts previously reported.

Future accounting changes

Canada’s Accounting Standards Board has ratified a strategic plan that will result in Canadian GAAP, as used by publicly accountable enterprises, being fully converged with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board over a transitional period. Full adoption of IFRS is required for all publically accountable enterprises for fiscal years beginning on or after January 1, 2011. The Company is currently planning to adopt accounting principles generally accepted in the United States of America (“US GAAP”) as permitted by Canadian Securities regulatory authorities and adopt IFRS if and when IFRS and US GAAP converge. Material differences between Canadian GAAP and US GAAP and their impact on the consolidated financial statements are disclosed in note 9.

Financial Instruments, Hedging Activities and Other Instruments

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

As at March 31, 2010, the Company had contracts outstanding to sell 4.6 million pounds of copper at an average price of $2.93 per pound and 275,000 ounces of silver at an average price of $16.25. These contracts mature at various dates from April, 2010 to February, 2011. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at March 31, 2010 metal prices, would result in a loss of approximately $3.9 million.

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

Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, the economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $3.23 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $15.02. Currently the prices for both metals are at or near $3.30 per pound for copper and $17.00 per ounce for silver. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

During the three months ended March 31, 2010, the Company delivered and sold 2.4 million pounds of copper and 264,030 ounces of silver. Based upon these metals sales levels, a $0.50 change in the price of each metal would have changed revenue by $1.3 million.

A substantial portion of the Company’s cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $ 1.2 million of the Company’s short term investments are in savings deposits by a major Canadian chartered bank and are denominated in Canadian dollars which exposes the Company to some foreign exchange risk.

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

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at March 31, 2010 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

The Company has evaluated the effectiveness of the design internal controls over financial reporting and concluded they are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

Changes in Internal Controls. During the first quarter of 2010, no changes occurred in the Company’s internal control over financial reporting that have affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II: Other Information
Legal proceedings

There has been no material changes with regards to Legal proceedings which are reported in the December 31, 2009 Form 10-K.

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

REVETT MINERALS INC.

Date: May 11, 2010	By:	/s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: May 11, 2010	By:	/s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer