Form 10-Q
period 2010-06-30
Revett Minerals Inc.
filed 2010-08-16
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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
[ ] yes [X] No

At August 16, 2010, 131,549,195 shares of common stock were issued and outstanding.

Revett Minerals Inc.
Form 10-Q
QUARTER ENDED June 30, 2010

INDEX

Part I – Financial Information
Item 1. Financial Statements (unaudited)
Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at June 30, 2010 and December 31, 2009
(expressed in thousands of United States dollars)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,150	$2,622
Concentrate settlement and other receivable	1,802	1,237
Inventories (note 3)	3,488	3,630
Prepaid expenses and deposits	536	290
Total current assets	8,976	7,779
Property, plant, and equipment (net) (note 4)	53,724	52,319
Restricted cash	6,649	6,633
Other long term assets	881	969

Total assets	$70,230	$67,700

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$4,687	$3,251
Payroll liabilities	984	965
Income, property and mining taxes	1,139	1,409
Other accrued liabilities	276	753
Current portion of long term debt (note 5)	1,609	1,603
Total current liabilities	8,695	7,981

Long-term portion of debt (note 5)	1,665	2,572
Reclamation and remediation liability (note 7 (a))	8,513	8,166
Total liabilities	18,873	18,719

Shareholders' equity
Preferred stock, no par value, unlimited authorized, nil issued and outstanding Common stock, no par value unlimited authorized, 131,549,195 (2009- 125,978,614) shares issued and outstanding (note 6(a))	62,653	60,988
Contributed surplus	4,264	3,450
Deficit	(15,560)	(15,457)
	51,357	48,981
Commitments and contingencies (note 7)

Total liabilities and shareholders’ equity	$70,230	$67,700

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations
Three and six months ended June 30, 2010 and 2009
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

	$9,322	$8,590	$21,449	$16,930
Revenues
Expenses:
Cost of sales (note 3)	8,633	7,981	17,388	16,097
Depreciation and depletion	581	633	1,206	1,260
Exploration and development	178	76	273	149
General & administrative	639	746	2,073	1,456
Accretion of reclamation and remediation liability	173	165	347	319
	10,204	9,601	21,287	19,281
Income (loss) from operations	(882)	(1,011)	162	(2,351)

Other income (expenses):
Interest expense	(122)	(72)	(247)	(179)
Interest and other income	22	6	49	45
Foreign exchange gain (loss)	(39)	20	(31)	(6)
Total other income (expenses)	(139)	(46)	(229)	(140)

Net loss before non-controlling interest and taxes	(1,021)	(1,057)	(67)	(2,491)

Income tax recovery (expense)	5	-	(36)	267

Net loss before non-controlling interest	(1,016)	(1,057)	(103)	(2,224)

Non-controlling interest	-	33	-	340

Net loss and comprehensive loss	$(1,016)	$(1,024)	$(103)	$(1,884)

Basic loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.02)

Diluted loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.02)

Weighed average number of shares outstanding	131,395,679	108,360,363	130,717,453	94,299,858

Weighted average number of diluted shares outstanding	131,395,679	108,360,363	130,717,453	94,299,858

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three and six months ended June 30, 2010 and 2009
(expressed in thousands of United States dollars)
(unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net loss for the period	$(1,016)	$(1,024)	$(103)	$(1,884)
Adjustment to reconcile net income to net cash used by operating activities
Depreciation and depletion	581	633	1,206	1,260
Accretion of reclamation and remediation liability	164	164	347	319
Accretion of debt	60	-	118	-
Unrealized foreign exchange loss (gain)	39	(20)	31	6
Stock based compensation	21	204	863	215
Loss (gain) on disposal of fixed assets	-	-	-	243
Future income tax expense (recovery)	-	-	-	(205)
Non controlling interest	-	(33)	-	(340)
Accrued interest from reclamation trust fund	(7)	(10)	(16)	(38)
Amortization of prepaid insurance premium	41	42	88	83
Change in fair value of derivative contracts	-	(24)	-	(679)
Gain on settlement of forward contracts	(734)	-	(734)	-
Changes in:
Concentrate settlement and other receivables	837	435	(565)	(1,651)
Income taxes receivable	-	-	-	99
Inventories	163	(61)	142	330
Prepaid expenses and deposits	61	116	(246)	85
Accounts payable and accrued liabilities	1,100	853	1,066	1,978
Net cash provided by operating activities	1,310	1,275	2,197	393

Cash flows from investing activities:
Release of restricted cash	-	1,021	-	1,021
Purchase of plant and equipment	(1,709)	(148)	(2,568)	(437)
Net cash provided (used) by investing activities	(1,709)	873	(2,568)	584

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	31	280	1,257	844
Repayment of debt	(16)	-	(16)	-
Repayment of capital leases	(156)	(165)	(311)	(192)
Net cash provided (used) by financing activities	(141)	115	930	652

Effects of foreign exchange on cash held
In foreign currencies	(39)	20	(31)	(6)

Net increase (decrease) in cash and cash equivalents	(579)	2,283	528	1,623
Cash and cash equivalents, beginning of period	3,729	973	2,622	1,633
Cash and cash equivalents, end of period	$3,150	$3,256	$3,150 $	3,256

Supplementary cash flow information:
Cash paid for interest expense	$67	$161	$137	$305
Non cash transactions:
Common stock issued to acquire non-controlling interest	-	230	-	1,628
Debt repayment from settlement of forward contracts	734		734
Shares issued for compensation	-	-	359	-
Acquisition of plant and equipment under capital lease	-	-	44	1,082

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Six months ended June 30, 2010 and the year ended December 31, 2009
(expressed in thousands of United States dollars)
(unaudited)

	Common Shares		Contributed
	Shares	Amount	Surplus	Deficit	Total
Balance, December 31, 2008	75,210,697	$56,899	$1,788	$(10,490)	$48,197
Issued to acquire non controlling interest	25,583,487	2,388	-	-	2,388
Issue of shares for cash	3,855,558	279	-	-	279
Issue of shares and warrants on debt restructuring	8,333,333	1,000	621	-	1,621
Issue of shares for settlement of accounts payable	3,513,098	545	-	-	545
Issue of shares for exercise of warrants and options	87,500	12	(4)	-	8
Redemption of shares for royalty	(605,059)	(458)	417	-	(41)
Issue of units for cash	10,000,000	323	241	-	564
Stock-based compensation on options granted	-	-	387	-	387
Net loss for the period	-	-	-	(4,967)	(4,967)
Balance, December 31, 2009	125,978,614	$60,988	$3,450	$(15,457)	$48,981

Issued shares	3,613,899	1,147	-	-	1,147
Issue of shares for exercise of options and warrants	1,122,500	159	(49)	-	110
Shares issued for compensation	834,182	359	-	-	359
Stock-based compensation on options granted	-	-	863	-	863
Net loss for the period	-	-	-	(103)	(103)
Balance, June 30, 2010	131,549,195	$62,653	$4,264	(15,560)	$51,357

See accompanying notes to unaudited interim consolidated financial statements

1. Basis of Presentation and going concern

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of June 30, 2010, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2010 and 2009. The operating and financial results for Revett Minerals for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

These unaudited interim financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s audited annual financial statements for the year ended December 31, 2009 except that in 2010, the Company changed the presentation of transportation and refining costs. In the past, the transportation and refining cost were netted against revenues, whereas now the transportation and refining costs are included in cost of sales. The 2009 revenues and cost of sales have each been increased by $1.0 million and $2.2 million for the three months and six months ended June 30, 2010, respectively, compared to amounts previously reported to reflect this presentation change. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) for interim financial statements and accordingly, these interim financial statements do not include all the notes to the financial statements required in audited annual financial statements. These statements should be read in conjunction with the most recently completed audited annual financial statements and notes of the Company for the year ended December 31, 2009. Material differences between Canadian GAAP and generally accepted accounting principles in the United States (“US GAAP”) are disclosed in note 9. All currency is reported in United States dollars unless otherwise specified.

At June 30, 2010, the Company had working capital of $ 0.3 million and the Company had a loss for the six months ended June 30, 2010 of $ 0.1 million. Declines in the price of copper and silver could result in a reduction in working capital and cash flows. At current copper and silver prices the Company generated a positive cash flow from operations. The Company is currently investigating a number of alternative means of raising additional capital with potential lenders and investors (see note 10). However, no assurance can be given that these efforts will prove to be successful.

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
For the Six and Three months ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

2. Change in Accounting Policy

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

3. Inventories

The major components of the Company’s inventory accounts at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	Dec. 31, 2009
	(unaudited)
Concentrate inventory	$616	$885
Material and supplies	2,872	2,745
	$3,488	$3,630

Cost of goods sold for the three and six months ended June 30, 2010 and 2009 is comprised of the following:

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
Nature of expense	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Raw materials and
consumables used	$3,036	$2,769	$6,293	$5,299
Labor costs	3,136	2,673	6,254	5,279
Other costs	2,216	2,669	4,572	5,589
Net change in concentrate
Inventories	245	(130)	269	(70)
	$8,633	$7,981	$17,388	$16,097

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the Six and Three months ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

4. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at June 30, 2010, and December 31, 2009 are as follows:

	June 30, 2010	Dec. 31, 2009
	(unaudited)
TROY:
Property acquisition and development costs	$8,749	$6,264
Plant and equipment	13,335	13,212
Buildings and structures	2,518	2,518
	24,602	21,994
ROCK CREEK:
Property acquisition costs	34,822	34,822
OTHER, corporate	3,677	3,674
OTHER, mineral properties	118	118
	63,219	60,608
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(4,052)	(3,665)
Troy plant and equipment	(4,487)	(3,812)
Troy buildings and structures	(864)	(724)

	(9,403)	(8,201)
Other corporate assets	(92)	(88)
	(9,495)	(8,289)
	$53,724	$52,319

5. Long-term debt

At June 30, 2010 and December 31, 2009, the balance of the Company’s long term debt and capital lease obligations were as follows:

	June 30, 2010	Dec. 31, 2009
	(unaudited)

Note payable	$1,859	$2,492
Capital leases	1,415	1,683
	3,274	4,175
Current portion	(1,609)	(1,603)
	$1,665	$2,572

On January 23, 2009, the Company entered into a Senior Floating Rate Note (the “Note”) with an interest rate of LIBOR plus five percent with its primary concentrate sales customer. The Note requires principal payments of $0.5 million on each June 30 and December 31 through December 31, 2011, and the remaining principal payment of $0.9 million is due on June 30, 2012.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the Six and Three months ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

The Company is also required to make additional payments equal to the amount by which the Company’s cash balance exceeds $3.0 million at the end of each quarter to a maximum payment of $0.5 million per quarter, commencing on March 31, 2010. For purposes of the additional payment requirement, cash balance is defined as total cash minus accounts payable and certain mine development expenses. As at June 30, 2010, no additional payments are required. The principal amount of the note of $2.1 million has been reduced by unamortized financing costs of $0.3 million at June 30, 2010 which resulted from the issue of warrants in connection with amendments made to the terms of the Note on August 24, 2009. The finance costs are being amortized over the remaining life of the note using the effective interest method. The Company has granted a first-priority mortgage on certain lands acquired for the Rock Creek project. If the lands are sold by the Company, the proceeds must be used to repay the note.

6. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At June 30, 2010, the Company had 131,549,195 shares of common stock outstanding.

During the six months ended June 30, 2010, the Company issued 3,613,899 common shares for cash in the amount of $1.1 million pursuant to a private placement; issued 834,182 common shares to settle accrued compensation to employees and directors in the amount of $ 0.4 million; and issued 1,122,500 common shares on exercise of warrants and stock options for cash proceeds of $0.1 million.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At June 30, 2010, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 18,000,000 shares of common stock. There were 2,755,000 stock options granted during the six months ended June 30, 2010 with a weighted average exercise price of Cdn $0.43, expiring on March 30, 2015 and June 17, 2015. The Company used the Black-Scholes option pricing formula assuming a risk-free interest rate of 2.41%, volatility of 100% and an expected life of the options of 60 months to calculate the fair values of the options. The weighted average fair value per share was $0.32. During the six months ended June 30, 2010, 1,510,000 options were cancelled or expired and 485,000 options were exercised.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the Six and Three months ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

As at June 30, 2010, the following stock options were outstanding:

Options	Options	Exercise	Expiry
Granted	Exercisable	Price (Cdn $)	Date

75,000	75,000	0.55	July 19, 2010
750,000	750,000	0.15	May 1, 2011
40,000	40,000	1.25	May 12, 2011
50,000	50,000	0.33	June 30, 2011
60,000	60,000	0.43	September 30, 2011
20,000	20,000	1.25	September 15, 2011
845,000	845,000	1.10	October 4, 2011
25,000	25,000	1.45	December 4, 2011
450,000	450,000	1.11	January 12, 2012
40,000	40,000	1.15	March 5, 2012
30,000	30,000	0.60	April 29, 2013
200,000	200,000	0.095	March 31, 2014
2,335,000	2,335,000	0.105	March 31, 2014
610,000	610,000	0.09	April 27, 2014
825,000	825,000	0.09	September 10, 2014
100,000	100,000	0.21	November 2, 2014
180,000	180,000	0.33	December 30, 2014
2,595,000	2,595,000	0.437	March 30, 2015
100,000	100,000	0.29	June 17, 2015
9,330,000	9,330,000	0.37

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at June 30, 2010 for the purchase of common shares of Revett Minerals.

	WARRANT	SUMMARY	TABLE

	Number	Exercise price	Expiry
Revett Minerals	3,054,659	$1.00	October 7, 2010
Revett Minerals	6,825,000	$0.10	February 12, 2011
Revett Minerals	300,000	Cdn $0.50	October 20, 2011
Revett Minerals	10,000,000	$0.20	June 30, 2012
	20,179,659

During the six months ended June 30, 2010, 637,500 warrants were exercised.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the Six and Three months ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

7. Commitments and Contingencies

(a) Reclamation

In accordance with the operating permit granted the Troy Mine, the Montana Department of Environmental Quality is periodically required to review the ultimate bonding requirements for the mine. The bonding requirement at Troy totals $12.9 million. The following table shows the changes in the reclamation liability for the six month period ended June 30, 2010.

	June 30, 2010	Dec. 31, 2009
	(unaudited)
Reclamation and remediation liability beginning of period	$8,166	$7,526

Accretion expense, year to date	347	640
Ending balance	$8,513	$8,166

(b) Kennecott Royalty Option

Kennecott has the right to acquire a 2% net smelter return royalty from the sale of metals from a defined area of the Company’s Rock Creek property at any time until the later of: (1) one year after the Rock Creek Project achieves 80% of designed commercial capacity production or (2) December 31, 2015. Kennecott is required to surrender the 2,250,000 common shares of the Company previously issued to Kennecott in order to acquire this royalty. The royalty terminates upon Kennecott’s recovery of $8 million in total royalty payments, plus an adjustment related to changes in the consumer price index.

(c) Rock Creek Development

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

8. Financial Instruments

At June 30, 2010, the Company has forward contracts to sell 4.6 million pounds of copper at a weighed average price of $3.12 per pound and 0.5 million ounces of silver at a weighed average price of $17.54 per ounce. These contracts mature at various dates from July 31, 2010 to February 2012. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at June 30, 2010 metal prices, would result in a gain of approximately $0.2 million. During the three months ended June 30, 2010, the Company and its primary concentrate customer agreed to financially settle forward contracts of 1.3 million pounds of copper and use the notional proceeds on settlement to repay a portion of the note payable owing to the customer. The Company recognized a gain of $0.7 million on the settlement of the forward contract which is reflected in revenue.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the Six and Three months ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

9. Reconciliation to United States Generally Accepted Accounting Principles

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differ in certain material respects from those principles that the Company would have followed had its consolidated financial statements been prepared in accordance with US GAAP. The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	June 30, 2010	December 31,
		2009

Total assets under Canadian GAAP	$70,230	$67,700
Adjustment to property, plant and equipment for
acquisition of non-controlling interest (e)	3,552	3,767
Unamortized finance costs (f)	283	401
Total assets under US GAAP	$74,065	$71,868

Liabilities and non-controlling interest under Canadian GAAP	$18,873	$18,719
Unamortized finance costs (f)	283	401
Total liabilities under US GAAP	$19,156	$19,120

Temporary equity - shares redeemable at option of holder (a)	676	676
Total liabilities and temporary equity	$19,832	$19,796

Shareholders’ equity under Canadian GAAP	$51,357	$48,981
Shares redeemable at option of holder	(676)	(676)
Adjustment to contributed surplus for acquisition of non-controlling interest	2,473	2,473
Adjustment to deficit for additional depreciation and income taxes (e)	1,079	1,294
Total shareholders’ equity under US GAAP	$54,233	$52,072

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the Six and Three months ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss and comprehensive loss under Canadian GAAP	$(1,016)	$(1,024)	$(103)	$(1,884)
Depreciation (e)	(125)	(140)	(215)	(140)
Income tax recovery	-	365	-	365
Net loss and comprehensive loss under US GAAP	$(1,141)	$(799)	$(318)	(1,659)
Basic loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.02)

There are no material differences between Canadian GAAP and US GAAP with respect to total operating, financing or investing cash flows in the consolidated statements of cash flows.

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

Under Canadian GAAP, the proceeds received on issuance of units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be classified as equity. Accordingly, under US GAAP, share capital would be reduced and deficit as at June 30, 2010 would be each increased by $1.0 million respectively to reflect the relative fair values of the shares and warrants. As of June 30, 2010, none of the warrants have been exercised and the warrants have expired.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the Six and Three months ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

(d)	Stock option plan and compensation expense:

As at June 30, 2010 the weighted average intrinsic value of options outstanding and exercisable was $1.0 million (2009 -$1.1 million).

As at June 30, 2010 the total unrecognized compensation cost related to unvested stock options is nil.

(e)	Non-controlling interest:

For US GAAP purposes, non controlling interest is classified as equity whereas for Canadian GAAP, it is classified between liabilities and equity. Also, loss before non-controlling interest, non-controlling interest and net loss for US GAAP purposes would be labeled net loss, net loss attributable to non-controlling interest and net loss attributable to the Company, respectively.

The acquisition of the non-controlling interest during the three year ended December 31, 2009 would be accounted for as an equity transaction for US GAAP purposes rather than a step acquisition using the purchase method. Accordingly, for US GAAP purposes, a reduction of mineral property, plant and equipment of $4.1 million and a reduction of the future income tax liability of $1.6 million recorded for Canadian GAAP purposes would not be made under US GAAP and instead $2.5 million would be included in contributed surplus. In addition, under US GAAP, additional depreciation expense of $0.1 million (2009 - $0.1 million), and $0.2 million (2009 - $0.1 million) for the three and six months ended June 30, 2010, respectively, was recognized.

The following table shows the changes in the non-controlling interest under US GAAP:

	June 30,	December
	2010	31,
		2009

Balance, beginning of period	$-	$5,253
Loss attributable to non-controlling interest		(391)
Acquisition of non-controlling interest	-	(4,862)

Balance, end of period	$-	$-

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the Six and Three months ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
unaudited

The following table shows, using US GAAP measurements, the effect of changes to the Company’s interest in Revett Silver on shareholders’ equity attributable to the Company:

	June 30,	December
	2010	31,
		2009

Net loss under US GAAP attributable to the Company	$(318)	$(3,673)
Increase in contributed surplus on acquisition of non-controlling interest	-	2,473
Change from loss attributable to the Company and acquisition of non-controlling interest	$(318)	$(1,200)

(f) Debt finance costs

Under Canadian GAAP, costs incurred in connection with the issue of debt are netted against the related debt and amortized using the effective interest rate method. For US GAAP these cost are also amortized using the effective interest rate method but the unamortized costs would be presented as an asset on the balance sheet.

10. Subsequent Events

On August 6, 2010, the Company entered into a Subscription Agreement to issue Cdn$3.0 million in units (“Units”) of the Corporation at a price of Cdn$0.28 per Unit, each Unit to be comprised of one common share of the Company and one-half of one common share purchase warrant, with each one warrant entitling the holder thereof to purchase one common share at a price of Cdn$0.35 per share until 36 months from the closing date. On August 16, 2010, the Company received Cdn $3.0 million as a result of this private placement of its Units.

Management’s Discussion and Analysis of Financial Condition and Results of Operations as at August 16, 2010

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month and six month periods ended June 30, 2010 should be read in conjunction with the unaudited consolidated interim financial statements and notes as at June 30, 2010 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2009 audited annual consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian generally accepted accounting principles. Material differences between Canadian and US GAAP are disclosed in note 9 of the unaudited consolidated interim financial statements.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three and Six Months Ended June 30, 2010

As at August 13, 2010, the Company’s principal assets consisted of a 100% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 100% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

For the six month period ended June 30, 2010, Revett Minerals reported a net loss after taxes of $0.1 million or $0.00 per share compared to net loss after taxes and non-controlling interest of $1.9 million or $0.02 per share for the six months ended June 30, 2009. The primary reason for the loss in the first half of 2010 was lower than planned ore grades in the second quarter, which also caused mill recoveries to be lower than plan. Less tons of higher grade ore were mined than planned from the East Ore Body due to ongoing access development work in that area. Production was mainly from the Lower Quartzite areas which is also lower grade. By quarter end, mining had resumed in the East Ore Body and metal grades are expected to return to normal levels in the third quarter. Copper ore grades were 10% lower and silver grades were 25% lower when compared to the first six months of 2009. The lower metals production was offset by higher metals pricing. The average LME copper price was $3.23 per pound and silver’s average price was $17.62 per ounce during the first six months of 2010 compared to $1.83 per pound for copper and $13.17 per ounce of silver in 2009. Total revenues were $21.4 million for the six months ended June 30, 2010 compared to $16.9 million for the same period in 2009.

The Company continued with its efforts to develop access to the C Bed mine area, which contains higher ore grades, and continued with exploration efforts which resulted in some very encouraging drill results.

For the three months ended June 30, 2010, the Company reported a net loss after taxes of $1.0 million or $0.01 per share compared to a net loss of $1.0 million or $0.01 per share for the three months ended June 30, 2009. Lower metal production resulted in lower copper and silver sales. The lower metals production was more than offset by higher metal prices as copper’s average price was $3.19 per pound and silver’s average price was $18.32 during the second quarter of 2010 compared to $2.11 per pound of copper and $13.73 per ounce for silver in the second quarter of 2009. Total revenues were $9.3 million for the three months ended June 30, 2010 compared to $8.6 million for the same period in 2009.

Results of Operations for the Three and Six Months Ended June 30, 2010 Compared to the Same Period in 2009.

The major highlights for the three and six months ended June 30, 2010, included:

  Troy continued its productivity gains through the period averaging 3,982 tpd and 4,123 tpd for the 2nd quarter and 1st half of 2010, respectively, compared to 3,932 tpd and 3,871 tpd in the 2nd quarter and 1st half of 2009;
  Despite record low average head grades in the 2nd quarter (0.70opt Ag and 0.39% Cu), Troy generated $1.3 million and $2.2 million of cash flow from operations in the 2nd quarter and 1st half of 2010, respectively;
  For the six month period ended June 30, 2010, the Company recorded sales of $21.4 million compared to revenues of $16.9 million for the six months ended June 30, 2009;
  On a stand alone basis, Troy’s net income before tax was $2.6 million for the six months ended June 30, 2010;
  Exploration drilling discovered the highest grade intercept yet in the “I-Beds” (24 feet of 1.99 ounce per ton silver and 0.43% copper) beneath the current mine workings;
  Good progress was made on development of the haulage ramp to access the higher grade C Bed area with 1,722 feet or 57% completed by the end of June.

Concentrate sales during the second quarter of 2010 consisted of 1.8 million pounds of copper and 191,312 ounces of silver compared to 2.2 million pounds of copper and 271,593 ounces of silver during the second quarter of 2009.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended June 30, 2010, with a comparison to the same three month period in 2009.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Tons milled	354,359	349,925
Tons milled per day	3,982	3,932
Copper grade (%)	0.33	0.39
Silver grade (opt)	0.70	1.01
Copper recovery (%)	81.0	84.0
Silver recovery (%)	84.0	86.0
Copper produced (lbs)	1,888,935	2,284,770
Silver produced (ozs)	207,948	301,770

Production during the second quarter of 2010 was improved at 3,982 tons per day, a 1% improvement over the second quarter of 2009 at 3,932 tons per day. The increase in tons mined was offset by lower ore grades mined as the copper grade was 16% lower in 2010 compared to the same period in 2009. Silver grade was 30% lower in the second quarter of 2010 compared to the same period in 2009. Mill recoveries remained good but slightly lower than plan due to lower grades and a higher percentage of non-sulfide ores milled at 84% for silver and 81% for copper compared to expected recoveries of 86.9% for silver and 84.7% for copper. The table below illustrates the variation of operating costs per ton milled.

	Q2.10	Q1.10	Q4.09	Q3.09	Q2.09	Q1.09
Tons milled	354,359	379,592	345,586	302,543	349,925	339,171
Cost per ton milled ($)	23.49	22.99	23.71	25.03	21.89	21.90

Financial Results for the three months ended June 30, 2010:

a)

Revenue: For the second quarter of 2010 compared to the second quarter of 2009, revenue increased from $8.5 million to $9.3 million primarily due to the increase in the prices of copper and silver and due to the financial settlement of a forward sales contract of $0.7 million. During the quarter ended June 30, 2010, the LME prices of copper and LME silver averaged $3.19 per pound and $18.32 per ounce, respectively, compared to average prices of $2.11 per pound and $13.73 per ounce, respectively in the second quarter of 2009.

b)

Cost of Goods Sold: The cost of goods sold associated with the second quarter revenue was $8.6 million, an increase of $0.6 million over the same period in 2009. The main reasons for the increase in cost of sales was additional ore tons milled which resulted in a $0.1 increase, higher labor costs due to reinstating the labor rates to 100% (during 2009 pay rates were reduced by 10% to conserve cash), and higher diesel fuel and consumables prices.

c)

Depreciation and depletion: For the second quarter of 2010, these non cash charges are basically the same as the second quarter of 2009. The majority of the plant and equipment at Troy is depreciated using the units-of-production method.

d)

Exploration and development: This expense increased by $0.1 million because of the Company’s renewed efforts to increase ore reserves at the Troy mine. Spending at Rock Creek did not change in 2010 due to efforts to conserve cash.

e)

General and administration costs: The decrease in corporate administration costs in the second quarter of 2010 over the comparable quarter in 2009 was mainly due the timing of recording the stock option expense (the Company recorded stock option expense in the second quarter of 2009 and incurred a minor stock option expense in the second quarter of 2010) and efforts to reduce all spending in order to conserve cash.

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy, which increases as the amount of the liability increases.

g)

Income (loss) from operations: The higher cost of sales more than offset the increase in revenues. Revenues were $0.7 million higher in 2010 compared to the same period in 2009 while costs increased by $0.6 million. The net result was the Company recording $1.0 million in loss from operations compared to a loss from operation in 2009 of $1.0 million.

h)	Net earnings: The Company recorded net loss of $1.0 million or $0.01 per share for the second quarter compared to a net loss of $1.0 million or $0.01 per share in the second quarter of 2009.

Summarized Financial Results by Quarter

	2010 Q2	2010 Q1	2009 Q4	2009 Q3	2009 Q2	2009 Q1	2008 Q4	2008 Q3
Cu Production (million lbs)	1.9	2.5	2.0	1.9	2.4	2.3	2.7	2.5
Ag Production (000’s ozs)	208	287	253	251	302	321	380	302
Total Sales (000’s $)	9,322	12,127	8,141	8,106	8,590	8,340	4,113	8,286
Net Income (loss) (000’s $)	(1,016)	912	(1,738)	(1,346)	(1,024)	(859)	(5,193)	(2,980)
EPS- Basic ($)	(0.01)	0.01	(0.02)	(0.01)	(0.01)	(0.01)	(0.07)	(0.04)
EPS- Fully diluted ($)	(0.01)	0.01	(0.02)	(0.01)	(0.01)	(0.01)	(0.07)	(0.04)
Cash and Cash Equivalents & s/t Investments ending (000’s $)	3,150	3,730	2,622	2,515	3,256	973	1,633	11,479
Total Assets ending (000’s $)	70,230	70,776	67,700	69,792	71,142	71,071	77,942	90,187
Total liabilities ending (000’s $)	18,873	18,456	18,719	20,037	21,655	20,826	24,492	28,943
Total Equity ending (000’s $)	51,357	52,320	48,981	49,058	48,959	49,270	48,197	53,306

Operating Results for the six months ended June 30, 2010 and 2009:

The table below illustrates certain key operating statistics for Troy (100% basis) for the six months ended June 30, 2010, with a comparison to the same six month period in 2009.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Tons milled	733,951	689,096
Tons milled per day	4,123	3,871
Copper grade (%)	0.36	0.39
Silver grade (opt)	0.70	1.04
Copper recovery (%)	83.0	85.0
Silver recovery (%)	86.0	86.0
Copper produced (lbs)	4,345,125	4,734,308
Silver produced (ozs)	495,207	622,919

Production during the first half of 2010 was much improved at 4,123 tons per day, a 7% improvement over the first half of 2009 at 3,871 tons per day. The increase in tons mined was offset by lower silver grade at 0.70 ounces per ton and lower copper grades of .36% per ton of ore resulting in lower metal production of 495,207 ounces of silver and 4,345,125 pounds of copper as compared to 622,919 ounces of silver and 4,734,308 pounds of copper in 2009. Copper ore grades remain slightly lower than estimated life of mine averages due to mining more quantity of ore from the lower grade area known as the lower quartzite.

Financial Results for the six months ended June 30, 2010:

a)

Revenue: For the first half of 2010 compared to the first half of 2009, while metals production was down, revenue increased from $16.9 million to $21.4 million primarily due to the increase in the price of copper and silver and due to the financial settlement of a forward sales contract of $0.7 million. During the six months ended June 30, 2010, the LME price of copper and silver averaged $3.19 per pound and $18.32 per ounce, respectively, compared to average prices of $2.11 per pound and $13.73 per ounce, respectively in the first half of 2009.

b)

Cost of Goods Sold: The cost of goods sold associated with the first half 2010 revenue was $ 17.4 million, an increase of $1.3 million (an 8% change) over the same period in 2009. The main reasons for the increase in the first half of 2010 were increased ore tons milled (a 7% increase in tons milled resulting in approximately $1.0 million in higher costs), higher labor costs as the labor rates were increased by 10%, and higher consumable prices (steel, diesel fuel and transportation).

c)	Depreciation and depletion: For the first half of 2010, these non cash charges were basically the same as the first half of 2009.

d)

Exploration and development: This expense increased by $0.1 million because the Company has elected resume an exploration program on the Troy property. Spending at Rock Creek was basically the same in 2010 as in 2009 due to efforts to conserve cash.

e)

General and administration costs: The increase in corporate administration costs of $0.6 million in the first half of 2010 over the comparable period in 2009 was mainly due to the expensing of stock options issued to the Company’s employees ($0.9 million non cash stock option expense was recorded in the first half of 2010).

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy which increases as the liability increases.

g)

Income (loss) from operations: The higher metal pricing more than offset the decrease in metals production during the six months ended June 30, 2010. Revenues were $4.5 million higher in the first half of 2010 compared to the same period 2009. However, costs increased by $2.0 million. The net result was the Company recording $0.2 million in income from operations compared to a loss from operation in 2009 of $2.4 million.

h)

Other Expenses: There was a $0.03 million foreign exchange loss on the cash and investments held in Canada and denominated in Canadian dollars and net interest expense of $0.2 million in the first half of 2010.

i)

Income taxes: For the six month period ended June 30, 2009, the Company reported an income tax expense of $0.04 million which arose from the recognition of certain deferred tax assets, principally net operating loss carry forwards, that were not previously recognized and the on-going amortization of the fair market purchase price adjustment to property, plant and equipment. As the Company’s future income tax liability has been eliminated through various transactions and it is not “more likely than not” that the benefit of the Company’s tax assets will be realized, no future tax assets have been recognized.

j)	Non-controlling interest: During the fourth quarter of 2009 the Company acquired 100% of its’ subsidiary Revett Silver Company, and the Company no longer has a non- controlling interest.

k)	Net earnings: The Company recorded net loss of $0.08 million or $0.00 per share for the first half of 2010 compared to a net loss of $1.9 million or $0.02 per share in the first half of 2009.

Financing Activities

During the first six months of 2010 the Company entered into a capital lease for the purchase of three tractors with a value of $ 0.05 million which is being financed over a three year period. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more
Note payable	2,142	1,000	1,142	-	-

Capital lease obligations	1,415	609	806
Long term Reclamation costs	12,900	-	-	-	12,900
Total contractual obligations	16,457	1,609	1,948	-	12,900

Revett Silver has also entered into three different operating leases for a total of 54 rail cars at an average cost of $458 per car per month. The leases have different terms, the first lease for 33 cars expiring May 2011, the second lease for 15 cars expired in July 2010 and the final lease for 6 cars expires in September 2010.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At June 30, 2010, working capital was $0.3 million and cash and cash equivalents was $3.2 million. At June 30, 2010, net concentrate receivable was $1.8 million.

At today’s copper and silver prices the Company is generating positive cash flow from operations. Declines in the price of copper and silver could erode the Company’s cash and working capital position. Although the Company is currently investigating means of raising additional capital with potential lenders and investors, no assurance may be given if these efforts will prove successful. The Company does not have sufficient cash to undertake any major spending activities at Rock Creek at this time. For 2010, the Company has sold forward approximately 50% of copper production at an average price of $2.93 per pound and approximately 25% of silver production at an average price of $16.25 per ounce. For 2011, the Company has sold forward 1.3 million pounds of copper at an average price of $3.60 per pound and 300,000 ounces of silver at an average price of $18.40 per ounce

In January 2010, the Company completed a private placement of 3,613,899 shares of common stock and realized gross proceeds of approximately $1.1 million.

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

Related Party Transactions

There were no related party transactions during the first six months of 2010.

Proposed Transactions

There are no proposed transactions as at June 30, 2010.

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

We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2010, we had working capital of approximately $0.3 million, which may not be sufficient to meet our planned business objectives, specifically, we would not be able to proceed with the Rock Creek project. At current copper and silver prices the Company would be able to generate a positive cash flow from operations. Management recognizes that the Company will need to generate additional financial resources in order to meet its objectives. If the Company is not able to generate positive cash flows and profits or obtain adequate additional financing, it will be required to curtail operations and exploration activities. Furthermore, its inability to continue as a going concern would require it to restate its assets and liabilities on a liquidation basis, which could differ significantly from the going concern basis.

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

We presently do not have the financial resources to develop Rock Creek. At June 30, 2010 we had cash and cash equivalents and short term investments of approximately $3.2 million. At this time we do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $220 to $270 million and could change materially.

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

There are other formidable risks to mining. We are subject to all of the risks inherent in the mining industry, including industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, surface subsidence, flooding, power disruptions and periodic interruptions due to inclement weather. These risks could result in damage to or destruction of its mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. We do not maintain insurance covering catastrophic liabilities and we do not expect to procure such insurance unless and until it is economically feasible to do so. In addition, we are subject to competition for new minerals properties, management and skilled miners from other mining companies, many of which have significantly greater resources than we do. We also have no control over changes in governmental regulation of mining activities, the speculative nature of mineral exploration and development, operating hazards, fluctuating metals prices, and inflation and other economic conditions.

Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as inflation, the strength of the United States dollar relative to foreign currencies, global and regional demand, commodity funds and speculators and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices fluctuated from a low of $0.71 per pound in 2002 to a high of $3.23 per pound in 2007, and world average annual silver prices fluctuated from a low of $3.95 per ounce in 1992 to a high of $17.62 per ounce in the first half of 2010.

Currency fluctuations will affect our competitiveness. The price of copper and silver are denominated in U.S. dollars even though most production originates in countries whose currencies are independently valued. Fluctuations in the value of the U.S. dollar relative to the values of these host country currencies could affect the competitiveness of our operations.

Accounting Changes

In 2010 the Company has changed the classification of treatment and transportation costs. These costs were previously netted against revenues but are now classified as cost of sales. The 2009 treatment and transportation costs of $1.0 million and $2.2 million for the three months and six months ended June 30, 2010 were reclassified to cost of sales. As a result, revenues and cost of sales each increased by $1.0 million and $2.2 million, respectively, compared to amounts previously reported.

Future accounting changes

Canada’s Accounting Standards Board has ratified a strategic plan that will result in Canadian GAAP, as used by publicly accountable enterprises, being fully converged with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board over a transitional period. Full adoption of IFRS is required for all publicly accountable enterprises for fiscal years beginning on or after January 1, 2011. The Company is currently planning to adopt accounting principles generally accepted in the United States of America (“US GAAP”) as permitted by Canadian Securities regulatory authorities and adopt IFRS if and when IFRS and US GAAP converge. Material differences between Canadian GAAP and US GAAP and their impact on the consolidated financial statements are disclosed in note 9 to those financial statements.

Financial Instruments

Provisional pricing

The Company fair values the amount of silver and copper in concentrate for which final prices have not yet been determined. At each month end, the Company adjusts its revenue to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses Comex commodity futures market prices at each month end to estimate these expected prices. At June 30, 2010, the Company had 2,020,952 pounds of copper and 213,398 ounces of silver with prices not yet fixed. The fair value revenue adjustment as at June 30, 2010 was a loss of $0.08 million and is recorded in accounts receivable at June 30, 2010 with the corresponding loss recorded in the statement of operations. Considerable judgment is required to interpret market data and to develop the estimates of fair value for future periods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in such future periods.

Hedging activities

At June 30, 2010, the Company had one forward contract to sell 1.8 million pounds of copper at a price of $2.70 per pound between July 2010 and February 2011; one forward contract to sell a total of 0.8 million pounds of copper at a price of $3.15 per pound between July 2010 and January 2011; one forward contract to sell a total of 0.8 million pounds of copper at a price of $3.21 per pound between July 2010 and January 2011; one forward contract to sell a total of 1.3 million pounds of copper at a price of $3.60 per pound between March 2011 and February 2012; one forward contract to sell 200,000 ounces of silver at a price of $16.25 per ounce between July 2010 and February 2011; one forward contract to sell a total of 300,000 ounces of silver at a price of $18.40 per ounce between March 2011 and February 2012. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at June 30, 2010 metal prices, would result in a gain of approximately $0.2 million.

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

Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, the economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $3.23 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $15.02. Currently the prices for both metals are at or near $3.38 per pound for copper and $18.55 per ounce for silver. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

During the six months ended June 30, 2010, the Company delivered and sold 4.2 million pounds of copper and 455,342 ounces of silver. Based upon these metals sales levels, a $0.50 change in the price of each metal would have changed revenue by $2.3 million.

A substantial portion of the Company’s cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $0.9 million of the Company’s short term investments are in savings deposits by a major Canadian chartered bank and are denominated in Canadian dollars which exposes the Company to some foreign exchange risk.

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

Changes in Internal Controls. During the first half of 2010, no changes occurred in the Company’s internal control over financial reporting that have affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

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

REVETT MINERALS INC.

Date: August 16, 2010	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: August 16, 2010	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer