Form 10-Q
period 2010-09-30
Revett Minerals Inc.
filed 2010-11-15
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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
[   ] Yes    [X] No

At November 15, 2010, 161,611,170 shares of common stock were issued and outstanding.

Revett Minerals Inc.
Form 10-Q
QUARTER ENDED September 30, 2010

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at September 30, 2010 and December 31, 2009
(expressed in thousands of United States dollars)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,568	$2,622
Concentrate settlement and other receivable	3,004	1,237
Inventories (note 3)	3,347	3,630
Prepaid expenses and deposits	422	290
Total current assets	13,341	7,779
Property, plant, and equipment (net) (note 4)	54,811	52,319
Restricted cash (note 7(a))	6,662	6,633
Other long term assets	841	969

Total assets	$75,655	$67,700

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$3,558	$3,251
Payroll liabilities	965	965
Income, property and mining taxes	1,294	1,409
Other accrued liabilities	549	753
Current portion of long term debt (note 5)	1,597	1,603
Total current liabilities	7,963	7,981

Long-term portion of debt (note 5)	1,431	2,572
Reclamation and remediation liability (note 7 (a))	8,686	8,166
Total liabilities	18,080	18,719

Shareholders' equity
Preferred stock, no par value, unlimited authorized, nil issued and outstanding Common stock, no par value unlimited authorized, 148,618,170 (2009- 125,978,614) shares issued and outstanding (note 6(a))	65,684	60,988
Contributed surplus	5,339	3,450
Deficit	(13,448)	(15,457)
	57,575	48,981
Commitments and contingencies (note 7)

Subsequent events (note 10)

Total liabilities and shareholders’ equity	$75,655	$67,700

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations
Three and nine months ended September 30, 2010 and 2009
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$12,402	$8,105	$33,851	$25,035
Expenses:
Cost of sales (note 3)	8,577	7,956	25,966	24,053
Depreciation and depletion	614	540	1,819	1,801
Exploration and development	131	109	405	258
General & administrative	715	586	2,786	2,041
Accretion of reclamation and remediation liability	173	160	520	480
	10,210	9,351	31,496	28,633
Income (loss) from operations	2,192	(1,246)	2,355	(3,598)

Other income (expenses):
Interest expense	(99)	(244)	(346)	(423)
Interest and other income	36	37	84	81
Foreign exchange gain (loss)	36	17	4	13
Total other income (expenses)	(27)	(190)	(258)	(329)

Net income (loss) before non-controlling interest and taxes	2,165	(1,436)	2,097	(3,927)

Income tax recovery (expense)	(51)	-	(88)	267

Net income (loss) before non-controlling interest	2,114	(1,436)	2,009	(3,660)

Non-controlling interest	-	29	-	370

Net income (loss) and comprehensive income (loss)	$2,114	$(1,407)	$2,009	$(3,290)

Basic net income (loss) per share	$0.02	$(0.01)	$0.02	$(0.03)

Diluted net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.03)

Weighed average number of shares outstanding	137,457,060	114,420,215	132,988,273	101,072,677

Weighted average number of diluted shares outstanding	160,345,838	114,420,215	161,125,875	101,072,677

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three and nine months ended September 30, 2010 and 2009
(expressed in thousands of United States dollars)
(unaudited)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Cash flows from operating activities:
Net loss for the period	$2,114	$(1,407)	$2,009	$(3,290)
Adjustment to reconcile net income to net cash used by operating activities:
Depreciation and depletion	614	540	1,819	1,801
Accretion of reclamation and remediation liability	173	160	520	480
Accretion of debt	49	8	168	8
Unrealized foreign exchange loss (gain)	(36)	(18)	(4)	(12)
Stock based compensation	-	77	863	295
Future income tax expense (recovery)	-	-	-	(205)
Non controlling interest	-	(29)	-	(370)
Accrued interest from reclamation trust fund	(12)	(11)	(28)	(49)
Amortization of prepaid insurance premium	40	35	127	118
Loss on extinguishment of debt	-	152	-	152
Gain on settlement of forward contract	-	-	(734)	-
Changes in:
Concentrate settlement and other receivables	(1,202)	(111)	(1,033)	(1,762)
Income taxes receivable	-	-	-	99
Inventories	141	135	283	465
Prepaid expenses and deposits	113	25	(132)	110
Accounts payable and accrued liabilities	(728)	108	(388)	1,974
Net cash provided by (used in) operating activities	1,266	(336)	3,469	(186)

Cash flows from investing activities:
Release of restricted cash	-	-	-	1,021
Purchase of plant and equipment	(1,701)	(5)	(4,269)	(199)
Net cash provided (used) by investing activities	(1,701)	(5)	(4,269)	822

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	4,106	-	5,363	844
Repayment of debt	(142)	(200)	(158)	(200)
Repayment of capital leases	(153)	(218)	(464)	(410)
Net cash provided (used) by financing activities	3,811	(418)	4,741	234

Effects of foreign exchange on cash held In foreign currencies	36	18	4	12

Net increase (decrease) in cash and cash equivalents	3,412	(741)	3,946	882
Cash and cash equivalents, beginning of period	3,156	3,256	2,622	1,633
Cash and cash equivalents, end of period	$6,568	$2,515	$6,568	$2,515

Supplementary cash flow information:
Cash paid for interest expense	$53	$20	$191	$325
Non cash transactions:
Note payable issued in lieu of concentrate settlement	-	-	-	4,292
Common stock issued to acquire non-controlling interest	-	-	-	1,628
Common stock issued in connection with debt restructuring	-	1,002	-	1,002
Warrants issued in connection with debt restructuring	-	622	-	622
Debt repayment from settlement of forward contracts	-	-	734	-
Shares issued to settle accounts payable	-	-	359	-
Acquisition of plant and equipment under capital lease	-	-	42	1,082

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Nine months ended September 30, 2010 and the year ended December 31, 2009
(expressed in thousands of United States dollars)
(unaudited)

	Common Shares		Contributed
	Shares	Amount	Surplus	Deficit	Total
Balance, December 31, 2008	75,210,697	$56,899	$1,788	$(10,490)	$48,197
Issued to acquire non controlling interest	25,583,487	2,388	-	-	2,388
Issue of shares for cash	3,855,558	279	-	-	279
Issue of shares and warrants on debt restructuring	8,333,333	1,000	621	-	1,621
Issue of shares for settlement of accounts payable	3,513,098	545	-	-	545
Issue of shares for exercise of warrants and options	87,500	12	(4)	-	8
Redemption of shares for royalty	(605,059)	(458)	417	-	(41)
Issue of units for cash	10,000,000	323	241	-	564
Stock-based compensation on options granted	-	-	387	-	387
Net loss for the period	-	-	-	(4,967)	(4,967)
Balance, December 31, 2009	125,978,614	$60,988	$3,450	$(15,457)	$48,981

Issue shares and warrants for cash	18,156,625	3,832	1,210	-	5,042

Issue of shares for exercise of options and warrants	3,648,749	505	(184)	-	321
Shares issued to settle accounts payable	834,182	359	-	-	359
Stock-based compensation on options Granted	-	-	863	-	863
Net income for the period	-	-	-	2,009	2,009
Balance, September 30, 2010	148,618,170	$65,684	$5,339	(13,448)	$57,575

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

1. Basis of Presentation and going concern

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of September 30, 2010, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2010 and 2009. The operating and financial results for Revett Minerals for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

These unaudited interim financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s audited annual financial statements for the year ended December 31, 2009 except that in 2010, the Company changed the presentation of transportation and refining costs. In the past, the transportation and refining cost were netted against revenues, whereas now the transportation and refining costs are included in cost of sales. The 2009 revenues and cost of sales have each been increased by $0.8 million and $2.9 million for the three months and nine months ended September 30, 2010, respectively, compared to amounts previously reported to reflect this presentation change. These financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) for interim financial statements and accordingly, these interim financial statements do not include all the notes to the financial statements required in audited annual financial statements. These statements should be read in conjunction with the most recently completed audited annual financial statements and notes of the Company for the year ended December 31, 2009. Material differences between Canadian GAAP and generally accepted accounting principles in the United States (“US GAAP”) are disclosed in note 9. All currency is reported in United States dollars unless otherwise specified.

These financial statements are prepared on a going concern basis. Since December 31, 2009, the Company has received $5.3 million in cash through the issuance of common shares, has settled the remaining $2.5 million of Note payable to its customer in full (note 10), and settled a legal claim against the Company. In addition, improved copper and silver prices throughout 2010 have positively impacted the Company’s cash flows and the Company has sold forward a significant portion of future production at fixed prices (note 8) which, based on historic and expected future costs, would result in profitable mining operations. Accordingly, the Company believes it will be able to generate sufficient cash flow to continue as a going concern beyond September 30, 2011.

The Company’s continuing operations in the long term and the underlying value and recoverability of the Rock Creek property are dependent upon the existence of economically recoverable mineral reserves, obtaining the necessary financing to complete exploration and development of the Rock Creek property, obtaining the necessary operating permits for the Rock Creek property and future profitable production or sufficient proceeds from the sale of the Rock Creek property (note 7(b)). The financial statements do not reflect adjustments that would be necessary if the going concern assumption was not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities and the balance sheet classifications used.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

2. Future accounting changes

Canada’s Accounting Standards Board has ratified a strategic plan that will result in Canadian GAAP, as used by publicly accountable enterprises, being fully converged with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board over a transitional period. Full adoption of IFRS is required for all publically accountable enterprises for fiscal years beginning on or after January 1, 2011. The Company is currently planning to adopt accounting principles generally accepted in the United States of America (US GAAP) as permitted by Canadian Securities regulatory authorities for the fiscal year commencing January 1, 2011. Material differences between Canadian GAAP and US GAAP and their impact on the consolidated financial statements are disclosed in note 9.

3. Inventories

The major components of the Company’s inventory accounts at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	Dec. 31, 2009
	(unaudited)
Concentrate inventory	$426	$885
Material and supplies	2,921	2,745
	$3,347	$3,630

Cost of sales for the three and nine months ended September 30, 2010 and 2009 is comprised of the following:

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
Nature of expense	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Raw materials and
consumables used	$2,501	$2,779	$8,794	$8,078
Labor costs	3,050	2,595	9,304	7,874
Other costs	2,748	2,572	7,409	8,160
Net change in concentrate
Inventories	278	10	459	(59)
	$8,577	$7,956	$25,966	$24,053

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

4. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts at September 30, 2010, and December 31, 2009 are as follows:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
TROY:
Property acquisition and development costs	$10,347	$6,264
Plant and equipment	13,422	13,212
Buildings and structures	2,532	2,518
	26,301	21,994
ROCK CREEK:
Property acquisition costs	34,822	34,822
OTHER, corporate	3,677	3,674
OTHER, mineral properties	118	118
	64,918	60,608
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(4,293)	(3,665)
Troy plant and equipment	(4,794)	(3,812)
Troy buildings and structures	(927)	(724)

	(10,014)	(8,201)
Other corporate assets	(93)	(88)
	(10,107)	(8,289)
	$54,811	$52,319

5. Long-term debt

At September 30, 2010 and December 31, 2009, the balance of the Company’s long term debt and capital lease obligations were as follows:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)

Note payable	$1,767	$2,492
Capital leases	1,261	1,683
	3,028	4,175
Current portion	(1,597)	(1,603)
	$1,431	$2,572

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

5. Long-term debt (continued)

On January 23, 2009, the Company entered into a Senior Floating Rate Note (the “Note”) with an interest rate of LIBOR plus five percent with its primary concentrate sales customer. On October 20, 2010, this note was repaid in full (note 10). The Note required principal payments of $0.5 million on each June 30 and December 31 through December 31, 2011, and the remaining principal payment of $0.5 million was due on June 30, 2012. The principal amount of the note of $2.0 million has been reduced by unamortized financing costs of $0.2 million at September 30, 2010 which resulted from the issue of warrants in connection with amendments made to the terms of the Note on August 24, 2009. The finance costs are being amortized over the remaining life of the Note using the effective interest method. The Company has granted a first-priority mortgage on certain lands acquired for the Rock Creek project as security for the Note.

6. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At September 30, 2010, the Company had 148,618,170 shares of common stock outstanding.

During the nine months ended September 30, 2010, the Company issued 3,613,899 common shares for cash in the amount of $1.1 million pursuant to a private placement; issued 834,182 common shares to settle accrued payables to employees and directors in the amount of $ 0.4 million; and issued 3,648,749 common shares on exercise of warrants and stock options for cash proceeds of $0.4 million. In addition the Company issued 14,542,726 units for net proceed of $3.9 million. Each unit consisted of one common share and one-half a warrant, with each whole warrant exercisable into common shares at Cdn $0.35 per share, exercisable until August 24, 2013. The Company also issued 41,403 warrants and paid $0.02 million cash as a finders fee.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At September 30, 2010, no preferred stock was issued or outstanding.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

6. Share Capital (continued)

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 18,000,000 shares of common stock. There were 2,755,000 stock options granted during the nine months ended September 30, 2010 with a weighted average exercise price of Cdn $0.43, expiring on March 30, 2015 and June 17, 2015. The Company used the Black-Scholes option pricing formula assuming a risk-free interest rate of 2.41%, volatility of 100% and an expected life of the options of 60 months to calculate the fair values of the options. The weighted average fair value per share was $0.32. During the nine months ended September 30, 2010, 1,585,000 options were cancelled or expired and 1,150,000 options were exercised.

As at September 30, 2010, the following stock options were outstanding:

Options	Options	Exercise	Expiry
Granted	Exercisable	Price (Cdn $)	Date

750,000	750,000	0.15	May 1, 2011
40,000	40,000	1.25	May 12, 2011
50,000	50,000	0.33	June 30, 2011
60,000	60,000	0.43	September 30, 2011
20,000	20,000	1.25	September 15, 2011
845,000	845,000	1.10	October 4, 2011
25,000	25,000	1.45	December 4, 2011
450,000	450,000	1.11	January 12, 2012
40,000	40,000	1.15	March 5, 2012
30,000	30,000	0.60	April 29, 2013
1,895,000	1,895,000	0.105	March 31, 2014
585,000	585,000	0.09	April 27, 2014
825,000	825,000	0.09	September 10, 2014
100,000	100,000	0.21	November 2, 2014
180,000	180,000	0.33	December 30, 2014
2,595,000	2,595,000	0.43	March 30, 2015
100,000	100,000	0.29	June 17, 2015
8,590,000	8,590,000	0.38

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

6. Share Capital (continued)

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at September 30, 2010 for the purchase of common shares of Revett Minerals.

	WARRANT	SUMMARY	TABLE

	Number	Exercise price	Expiry
Revett Minerals	993,661	$ 1.00	October 7, 2010
Revett Minerals	4,963,751	$ 0.10	February 12, 2011
Revett Minerals	300,000	Cdn $0.50	October 20, 2011
Revett Minerals	10,000,000	$ 0.20	June 30, 2012
Revett Minerals	7,312,766	Cdn $0.35	August 24, 2013
	23,570,178

During the nine months ended September 30, 2010, 2,498,749 warrants were exercised and the Company issued 7,312,766 warrants in connection with a unit offering (note 6(a)).

7. Commitments and Contingencies

(a) Reclamation

In accordance with the operating permit granted the Troy Mine, the Montana Department of Environmental Quality is periodically required to review the ultimate bonding requirements for the mine. The bonding requirement at Troy totals $12.9 million. The following table shows the changes in the reclamation liability for the nine month period ended September 30, 2010. The Company has restricted cash of $6.7 million to fund final reclamation cost.

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Reclamation and remediation liability beginning of period	$8,166	$7,526

Accretion expense, year to date	520	640
Ending balance	$8,686	$8,166

(b) Rock Creek Development

On March 29, 2010, the US District Court ruled that the Forest Service’s decision to approve the Rock Creek project is vacated and the 2003 Record of Decision and 2001 Final Environmental Impact Statement are set aside and remanded to the Forest Service for further action. The Company is in the process of completing a thorough review of the Court’s decision but based on the Company’s review of the judgment, the Company does not believe that the judgment prevents the Company from developing the Rock Creek project but it may delay such development until the Company is able to satisfactorily address the Court’s concerns.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

8. Financial Instruments

For the remainder of 2010, the Company has sold forward 1.3 million pounds of copper at an average price of $2.93 per pound and 75,000 ounces of silver at an average price of $16.25 per ounce. For 2011, the Company has sold forward 5.0 million pounds of copper at an average price of $3.46 per pound and 350,000 ounces of silver at an average price of $18.61 per ounce and for 2012, the Company has sold forward 0.9 million pounds of copper at an average price of $3.55 per pound and 60,000 ounces of silver at $19.00 per ounce. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effects of these contracts are accounted for in the period they are settled.

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable or receivable are marked to market each month using quoted forward prices as at the last trading day of each month, and accordingly are recognized at fair value. The carrying values of capital lease obligations approximate fair market values as they are based on market rates of interest. The fair value of the note payable is approximately $2.0 million based on market rates of interest. The fair value of the Company’s forward contracts is approximately negative $3.9 million as at September 30, 2010.

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at September 30, 2010
	Total	Level 1	Level 2	Level 3

Cash equivalents	$6,568	$6,568	$-	$-
Restricted cash	6,662	6,662	-	-
Concentrate receivables	3,004	-	3,004
	$16,234	$13,230	$3,004	$-

The Company’s cash equivalent instruments including restricted cash are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s concentrate receivables, which includes provisionally priced sales, are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Such instruments are typically classified within Level 2 of the fair value hierarchy.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
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

The effect of the material measurement differences between Canadian GAAP and US GAAP on the amounts reported in the consolidated balance sheets, statements of operations and cash flows are as follows:

	September 30,	December 31,
	2010	2009

Total assets under Canadian GAAP	$75,655	$67,700
Adjustment to property, plant and equipment for acquisition of non-controlling interest (e)	3,466	3,767
Unamortized finance costs (f)	233	401
Total assets under US GAAP	$79,354	$71,868

Liabilities under Canadian GAAP	$18,080	$18,719
Warrants (f)	2,581	-
Unamortized finance costs (g)	233	401
Total liabilities under US GAAP	$20,894	$19,120

Temporary equity - shares redeemable at option of holder (a)	676	676
Total liabilities and temporary equity under US GAAP	$21,570	$19,796

Shareholders’ equity under Canadian GAAP	$57,575	$48,981
Shares redeemable at option of holder (a)	(676)	(676)
Reclasification of warrants (f)	(1,209)	-
Adjustment to fair value of warrants (f)	(1,372)	-
Adjustment to contributed surplus for acquisition of non-controlling interest	2,473	2,473
Adjustment to deficit for additional depreciation and income taxes (e)	993	1,294
Total shareholders’ equity under US GAAP	$57,784	$52,072

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

9.	Reconciliation to United States Generally Accepted Accounting Principles(continued)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) and comprehensive income (loss) under Canadian GAAP	$2,114	$(1,407)	$2,009	$(3,290)
Mark to market loss on warrants (f)	(1,372)	-	(1,372)	-
Depreciation (e)	(86)	(88)	(301)	(228)
Income tax recovery	-	426	-	791
Net income (loss) and comprehensive loss under US GAAP	$656	$(1,069)	$336	(2,727)
Basic income (loss) per share	$0.00	$(0.01)	$0.00	$(0.03)
Diluted income (loss) per share	$0.00	$(0.01)	$0.00	$(0.03)

There are no material differences between Canadian GAAP and US GAAP with respect to total operating, financing or investing cash flows in the consolidated statements of cash flows.

(a)	Redeemable shares:

The Company issued 2,250,000 common shares in a prior period which are redeemable, at the option of the holder, into a net smelter return royalty. Under Canadian GAAP, the equity portion of these shares are classified as equity. Under US GAAP, the full value associated with the redeemable shares is classified as temporary equity.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

9.	Reconciliation to United States Generally Accepted Accounting Principles(continued)

(c)	Equity units:

Under Canadian GAAP, the proceeds received on issuance of equity units, consisting of common shares and warrants, are not required to be allocated to the individual common share and warrant components when the instrument and its components are all determined to be equity instruments. Under US GAAP, the Company is required to allocate the proceeds received on unit offerings to the individual common share and warrant components on a relative fair value basis when both components are determined to be classified as equity. Accordingly, under US GAAP, share capital would be reduced and deficit as at September 30, 2010 would be increased each by $1.0 million respectively to reflect the relative fair values of the shares and warrants. As of September 30, 2010, the warrants have expired.

(d)	Stock option plan and compensation expense:

As at September 30, 2010 the weighted average intrinsic value of options outstanding and exercisable was $1.8 million (2009 -$1.1 million).

As at September 30, 2010 the total unrecognized compensation cost related to unvested stock options is nil.

(e)	Non-controlling interest:

For US GAAP purposes, non controlling interest is classified as equity whereas for Canadian GAAP, it is classified between liabilities and equity. Also, loss before non-controlling interest, non-controlling interest and net loss for US GAAP purposes would be labeled net loss, net loss attributable to non-controlling interest and net loss attributable to the Company, respectively.

The acquisition of the non-controlling interest during the year ended December 31, 2009 would be accounted for as an equity transaction for US GAAP purposes rather than a step acquisition using the purchase method. Accordingly, for US GAAP purposes, a reduction of mineral property, plant and equipment of $4.1 million and a reduction of the future income tax liability of $1.6 million recorded for Canadian GAAP purposes would not be made under US GAAP and instead $2.5 million would be included in contributed surplus. In addition, under US GAAP, additional depreciation expense of $0.1 million (2009 - $0.1 million), and $0.3 million (2009 - $0.2 million) for the three and nine months ended September 30, 2010, respectively, was recognized.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

9.	Reconciliation to United States Generally Accepted Accounting Principles(continued)

The following table shows the changes in the non-controlling interest under US GAAP:

	September	December
	30,	31,
	2010	2009

Balance, beginning of period	$-	$5,253
Loss attributable to non-controlling interest		(391)
Acquisition of non-controlling interest	-	(4,862)
Balance, end of period	$-	$-

The following table shows, using US GAAP measurements, the effect of changes to the Company’s interest in Revett Silver on shareholders’ equity attributable to the Company:

	September	September
	30,	30,
	2010	2009

Net income (loss) under US GAAP attributable to the Company	$336	$(2,727)
Increase in contributed surplus on acquisition of non-controlling interest	-	2,750
Change from income (loss) attributable to the Company and acquisition of non-controlling interest	$336	$(23)

(f)	Warrants

Under Canadian GAAP, outstanding share purchase warrants are classified and accounted for as equity. Certain of the Company’s share purchase warrants have an exercise price denominated in a currency other than the Company’s functional currency and are not considered to be indexed to the Company’s own stock. Accordingly, for US GAAP purposes, these warrants are classified and accounted for as a financial liability at their fair value with changes in fair value included in net earnings.

For the three and nine months ended September 30, 2010, the mark to market loss was $1.3 million (2009 –nil). The fair value of the warrants of $2.6 million as at September 30, 2010 has been determined using a Black Sholes option pricing model using the following assumptions: expected life of 2.92 years; volatility of 113%; risk free discount note of 0.77%. This measurement would be designated as level 2 in the fair value hierarchy.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months and nine months ended September 30, 2010
(Expressed in United States dollars, unless otherwise stated
(Tabular amounts expressed in thousands of United States dollars, except share and per share amounts)
Unaudited

9.	Reconciliation to United States Generally Accepted Accounting Principles(continued)

(e)	Debt finance costs:

Under Canadian GAAP, costs incurred in connection with the issue of debt are netted against the related debt and amortized using the effective interest rate method. For US GAAP these cost are also amortized using the effective interest rate method but the unamortized costs would be presented as an asset on the balance sheet.

10. Subsequent events

On October 7, 2010, ASARCO LLC (“ASARCO”) agreed to dismiss its lawsuit against the Company in exchange for the Company issuing ASARCO one million stock purchase warrants. These warrants expire October 7, 2013, and have a $0.30 per share exercise price. ASARCO cannot trade the securities before February 7, 2011.

On October 20, 2010, Trafigura AG, the Company’s concentrate customer, elected to exercise 10 million stock purchase warrants at an exercise price of $0.20 per share. The proceeds have been used to settle, in full, the Company’s note payable (note 5) to Trafigura.

Subsequent to September 30, 2010, in addition to the Trafigura exercise of warrants, various warrant holders exercised 2.8 million warrants at an exercise price of $0.10 per share resulting in $0.3 million in proceeds to the Company. In addition, various stock option holders exercised 1.3 million options resulting in net proceeds to the Company of $0.1 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations as at November 15, 2010

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month and nine month periods ended September 30, 2010 should be read in conjunction with the unaudited consolidated interim financial statements and notes as at September 30, 2010 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2009 audited annual consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with Canadian generally accepted accounting principles. Material differences between Canadian and US GAAP are disclosed in note 9 of the unaudited consolidated interim financial statements.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three and Nine Months Ended September 30, 2010

As at November 12, 2010, the Company’s principal assets consisted of a 100% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 100% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

For the nine month period ended September 30, 2010, Revett Minerals reported a net income after taxes of $2.0 million or $0.02 per share ($0.01 per share diluted) compared to a net loss after taxes and non-controlling interest of $3.3 million or $0.03 per share for the nine months ended September 30, 2009. The primary reason for the profit in the first nine months of 2010 was due to 10% improvement in mill throughput and favorable metal prices. The average LME copper price was $3.25 per pound and silver’s average price was $18.07 per ounce during the first nine months of 2010 compared to $2.33 per pound for copper and $14.65 per ounce of silver in 2009. Total revenues were $33.9 million for the nine months ended September 30, 2010 compared to $25.0 million for the same period in 2009.

During the three months ended September 30, 2010, the Company successfully accessed to the C Bed mine area, which contains higher ore grades. Ore production from this area has begun and is expected to increase as additional mine development is completed.

For the three months ended September 30, 2010, the Company reported a net income after taxes of $2.1 million or $0.02 per share ($0.01 per share diluted) compared to a net loss of $1.4 million or $0.01 per share for the three months ended September 30, 2009. A 16% improvement in mill throughput, including a 22% improvement in copper metal production and a 11% improvement in silver production resulted in higher copper and silver sales. Copper’s LME average price was $3.29 per pound and silver’s average price was $18.96 during the third quarter of 2010 compared to $2.66 per pound of copper and $14.70 per ounce for silver in the third quarter of 2009. Total revenues were $12.4 million for the three months ended September 30, 2010 compared to $8.1 million for the same period in 2009.

Results of Operations for the Three and Nine Months Ended September 30, 2010 Compared to the Same Period in 2009.

The major highlights for the three and nine months ended September 30, 2010, included:

  Troy continued its productivity gains through the period averaging 3,914 tons per day (“tpd”) and 4,053 tpd for the 3nd quarter and the first nine months of 2010, respectively, compared to 3,362 tpd and 3,700 tpd in the 3rd quarter and the first nine months of 2009;
  For the nine month period ended September 30, 2010, the Company recorded sales of $33.9 million compared to revenues of $25.0 million for the nine months ended September 30, 2009;
  On a stand alone basis, Troy’s net income before tax was $5.7 million for the nine months ended September 30, 2010;
  The Company was successful in completing the development of the haulage ramp to access the higher grade C Bed area.

Concentrate sales during the nine months ended September 30, 2010 consisted of 6.5 million pounds of copper and 710,832 ounces of silver compared to 6.4 million pounds of copper and 791,504 ounces of silver during the same period in 2009.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended September 30, 2010, with a comparison to the same three month period in 2009.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Tons milled	352,296	302,543
Tons milled per day	3,914	3,362
Copper grade (%)	0.44	0.39
Silver grade (opt)	0.95	1.00
Copper recovery (%)	77.0	81.0
Silver recovery (%)	83.0	82.0
Copper produced (lbs)	2,347,643	1,928,405
Silver produced (ozs)	277,437	250,982

Production during the third quarter of 2010 was improved by 16% over the third quarter of 2009 and operating cost per ton milled was reduced by 9%. The increase in tons mined was complemented by improved copper grades by 11% compared to the same period in 2009. Silver grade was 6% lower in the third quarter of 2010 compared to the same period in 2009 due to lower silver grades in the Lower Quartizite areas. Mill recoveries remained good but slightly lower than plan due to lower grades and a higher percentage of non-sulfide ores milled at 83% for silver and 77% for copper compared to expected recoveries of 86.9% for silver and 84.7% for copper.

The table below illustrates the variation of operating costs per ton milled.

	Q3.10	Q2.10	Q1.10	Q4.09	Q3.09	Q2.09
Tons milled	352,296	354,359	379,592	345,586	302,543	349,925
Cost per ton milled ($)	22.67	23.49	22.99	23.71	25.03	21.89

Financial Results for the three months ended September 30, 2010:

a)

Revenue: For the third quarter of 2010 compared to the third quarter of 2009, revenue increased from $8.1 million to $12.4 million primarily due to the increase in the prices of copper and silver and higher copper production. During the quarter ended September 30, 2010, the LME prices of copper and LME silver averaged $3.29 per pound and $18.96 per ounce, respectively, compared to average prices of $2.66 per pound and $14.70 per ounce, respectively in the third quarter of 2009. The Company realized an average copper price of $3.11 per pound and an average silver price of $18.24 per ounce during the three months ended September 30, 2010, as a result of the fixed forward pricing blended with spot pricing.

b)

Cost of Goods Sold: The cost of goods sold associated with the third quarter revenue was $8.6 million, an increase of $0.6 million over the same period in 2009. The primary reason for the increase in cost of sales was additional ore tons milled and the new royalty expense (the 3% gross smelter return royalty began on July 1, 2010).

c)

Depreciation and depletion: For the third quarter of 2010, these non cash charges are slightly higher due to the additional ore tons milled as compared to 2009. The majority of the plant and equipment at Troy is depreciated using the units-of-production method.

d)

Exploration and development: This expense increased by $0.1 million because of the Company’s renewed efforts to increase ore reserves at the Troy mine. Spending at Rock Creek did not change in 2010 due to efforts to conserve cash.

e)

General and administration costs: The increase in corporate administration costs in the third quarter of 2010 over the comparable quarter in 2009 was mainly due the increased focus on investor/public relations efforts and higher legal and consulting spending related to settling the ASARCO issue.

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy, which increases as the amount of the liability increases.

g)

Income (loss) from operations: The higher cost of sales was more than offset by the increase in revenues. Revenues were $4.3 million higher in 2010 compared to the same period in 2009 while costs increased by $0.9 million. The net result was the Company recording $2.2 million in income from operations compared to a loss from operation in 2009 of $1.2 million.

h)

Net earnings: The Company recorded net income of $2.1 million or $0.02 per share ($0.01 per share diluted) for the third quarter compared to a net loss of $1.4 million or $0.01 per share in the third quarter of 2009.

Summarized Financial Results by Quarter

	2010	2010	2010	2009	2009	2009	2009	2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Cu Production (million lbs)	2.3	1.9	2.5	2.0	1.9	2.4	2.3	2.7
Ag Production (000’s ozs)	277	208	287	253	251	302	321	380
Total Sales (000’s $)	12,402	9,322	12,127	8,141	8,105	8,590	8,340	4,113
Net Income (loss) (000’s $)	2,114	(1,016)	912	(1,738)	(1,407)	(1,024)	(859)	(5,193)
EPS- Basic ($)	0.02	(0.01)	0.01	(0.02)	(0.01)	(0.01)	(0.01)	(0.07)
EPS- Fully diluted ($)	0.01	(0.01)	0.01	(0.02)	(0.01)	(0.01)	(0.01)	(0.07)
Cash and Cash Equivalents & s/t Investments ending (000’s $)	6,568	3,150	3,730	2,622	2,515	3,256	973	1,633
Total Assets ending (000’s $)	75,655	70,230	70,776	67,700	69,792	71,142	71,071	77,942
Total liabilities ending (000’s $)	18,080	18,873	18,456	18,719	20,037	21,655	20,826	24,492
Total Equity ending (000’s $)	57,575	51,357	52,320	48,981	49,058	48,959	49,270	48,197

Operating Results for the nine months ended September 30, 2010 and 2009:

The table below illustrates certain key operating statistics for Troy (100% basis) for the nine months ended September 30, 2010, with a comparison to the same nine month period in 2009.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Tons milled	1,086,247	991,639
Tons milled per day	4,053	3,700
Copper grade (%)	0.38	0.39
Silver grade (opt)	0.84	1.03
Copper recovery (%)	81.0	84.0
Silver recovery (%)	85.0	85.0
Copper produced (lbs)	6,692,768	6,571,147
Silver produced (ozs)	772,644	873,901

Production during the first nine months of 2010 was much improved at 4,053 tons per day, a 16% improvement over the first nine months of 2009 at 3,700 tons per day. The increase in tons mined was slightly offset by lower silver grade at 0.84 ounces per ton resulting in a 101,257 ounce, or 12%, decrease in silver production compared to 2009. Copper ore grades remain slightly lower than estimated life of mine averages due to mining more quantity of ore from the lower grade area known as the lower quartzite. Despite slightly lower copper grades, copper production was slightly higher than 2009 production due to increased tonnage milled.

Financial Results for the nine months ended September 30, 2010:

a)

Revenue: For the first nine months of 2010 compared to 2009, while silver production was down, revenue increased from $25.0 million to $33.9 million primarily due to the increase in the price of copper and silver and due to the financial settlement of a forward sales contract resulting in a gain of $0.7 million. During the nine months ended September 30, 2010, the LME price of copper and silver averaged $3.25 per pound and $18.07 per ounce, respectively, compared to average prices of $2.33 per pound and $14.65 per ounce, respectively in the first nine months of 2009. The Company realized an average copper price of $3.14 per pound and an average silver price of $17.75 per ounce during the nine months ended September 30, 2010, as a result of the fixed forward pricing blended with spot pricing.

b)

Cost of Goods Sold: The cost of goods sold associated with the first nine months of 2010 revenue was $26.0 million, an increase of $1.9 million (an 8% change) over the same period in 2009. The main reasons for the increase in the first nine months of 2010 were increased ore tons milled (a 10% increase in tons milled resulting in approximately $2.0 million in higher costs), higher labor costs as the labor rates were increased by 10%, and higher consumable prices (steel, diesel fuel and transportation).

c)	Depreciation and depletion: For the first nine months of 2010, these non cash charges were basically the same as the first nine months of 2009.

d)

Exploration and development: This expense increased by $0.2 million because the Company has elected to resume an exploration program on the Troy property. Spending at Rock Creek was basically the same in 2010 as in 2009 due to efforts to conserve cash.

e)

General and administration costs: The increase in corporate administration costs of $0.7 million in the first nine months of 2010 over the comparable period in 2009 was mainly due to the expensing of stock options issued to the Company’s employees (non cash stock option expense of $0.9 million was recorded in 2010 compared to $0.3 million in 2009).

f)	Accretion of reclamation and remediation liability: This expense is a marginal increase in the reclamation accretion at Troy which increases as the liability increases.

g)

Income (loss) from operations: The higher metal prices more than offset the decrease in silver production during the nine months ended September 30, 2010. Revenues were $8.8 million higher in the first nine months of 2010 compared to the same period 2009. However, costs increased by $2.9 million. The net result was the Company recording $2.4 million in income from operations compared to a loss from operation in 2009 of $3.6 million.

h)	Non-controlling interest: During the fourth quarter of 2009 the Company acquired 100% of its’ subsidiary Revett Silver Company, and the Company no longer has a non- controlling interest.

i)

Net earnings: The Company recorded net income of $2.0 million or $0.02 per share ($0.01 per share diluted) for the first nine months of 2010 compared to a net loss of $3.3 million or $0.03 per share in the first nine months of 2009.

Financing Activities

During the first nine months of 2010 the Company entered into a capital lease for the purchase of three tractors with a value of $ 0.05 million which is being financed over a three year period. Revett Silver has entered into the following contractual financial obligations (in thousands of USD) as of September 30, 2010:

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more
Note payable	2,000	1,000	1,000	-	-

Capital lease obligations	1,261	609	652
Long term Reclamation costs	12,900	-	-	-	12,900
Total contractual obligations	16,161	1,609	1,652	-	12,900

The note payable was repaid in full subsequent to September 30, 2010.

Revett Silver has also entered into operating leases for a total of 33 rail cars at an average cost of $458 per car per month.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At September 30, 2010, working capital was $5.4 million and cash and cash equivalents was $6.6 million. At September 30, 2010, net concentrate receivable was $2.9 million.

At today’s copper and silver prices the Company is generating positive cash flow from operations. Declines in the price of copper and silver could erode the Company’s cash and working capital position. The Company does not have sufficient cash to undertake any major spending activities at Rock Creek at this time. For the remainder of 2010, the Company has sold forward 1.3 million pounds of copper at an average price of $2.93 per pound and 75,000 ounces of silver at an average price of $16.25 per ounce. For 2011, the Company has sold forward 5.0 million pounds of copper at an average price of $3.46 per pound and 350,000 ounces of silver at an average price of $18.61 per ounce and for 2012, the Company has sold forward 0.9 million pounds of copper at an average price of $3.55 per pound and 60,000 ounces of silver at $19.00 per ounce.

In January 2010, the Company completed a private placement of 3,613,899 shares of common stock and realized gross proceeds of approximately $1.1 million. In August 2010, the Company issued 14,542,726 units for net proceed of $3.9 million. Each unit consisted of one common share and one-half a warrant, with each whole warrant exercisable into common shares at Cdn $0.35.

In October 2010, ASARCO LLC (“ASARCO”) agreed to dismiss its lawsuit against the Company in exchange for the Company issuing ASARCO one million stock purchase warrants. These warrants expire October 7, 2013, and have a $0.30 per share exercise price. ASARCO cannot trade the securities before February 7, 2011.

On October 20, 2010, Trafigura AG, the Company’s concentrate customer, elected to exercise 10 million stock purchase warrants at an exercise price of $0.20 per share. The proceeds have been used to settle, in full, the Company’s note payable to Trafigura.

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

The Company also has forward contracts to sell copper and silver at fixed prices which have been designated as normal purchase and sales contracts. The fair value of these contracts are not recognized in the balance sheet (see Financial instruments, Hedging Activities).

Related Party Transactions

There were no related party transactions during the first nine months of 2010.

Proposed Transactions

There are no proposed transactions as at September 30, 2010 other than those discussed herein as subsequent events.

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

We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2010, we had working capital of approximately $5.4 million, which may not be sufficient to meet our planned business objectives, specifically, we would not be able to proceed with the Rock Creek project. At current copper and silver prices the Company would be able to generate a positive cash flow from operations. Management recognizes that the Company will need to generate additional financial resources in order to meet its objectives. If the Company is not able to generate positive cash flows and profits or obtain adequate additional financing, it will be required to curtail operations and exploration activities. Furthermore, its inability to continue as a going concern would require it to restate its assets and liabilities on a liquidation basis, which could differ significantly from the going concern basis.

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

On March 29, 2010, the US District Court ruled that the Forest Service’s decision to approve the Rock Creek Mine Project is vacated and the 2003 Record of Decision and 2001 Final Environmental Impact Statement are set aside and remanded to the Forest Service for further action consistent with the Court’s opinion. The Company is completing thorough review before discussing options with various agencies involved to determine the best course of action moving forward. The Company remains confident the Rock Creek project can be developed on an environmentally responsible manner and view the court’s ruling as a step forward in the process.

Our reclamation liability at Troy could be substantial. In acquiring Troy, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.9 million performance bond to ensure that sufficient funds would be available to meet these obligations. We are currently preparing a revised reclamation and restoration plan for Troy which, when completed, may result in changes to the estimated reclamation and restoration costs and the amount of the performance bond. One of the key issues that has yet to be resolved is the extent to which we may be required to treat water from Troy after mining operations have ceased. Another issue is whether we are required to prepare and file an EIS in conjunction with any action taken with respect to our revised reclamation plan. We have advised the DEQ that we will fund the cost of an EIS, but believe the study should be postponed until such time as mining operations at Troy are actually projected to cease and more current information concerning the scope of any required remediation is known. We do not presently know whether our revised plan will actually result in increased reclamation and restoration costs at Troy. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production, and in the case of Troy, could include provisions requiring us to perpetually treat all of the discharged water from the mine. These factors could result in the imposition of a higher performance bond. Further, our reclamation and restoration liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the amount of the bond would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on the Company’s financial condition.

We presently do not have the financial resources to develop Rock Creek. At September 30, 2010 we had cash and cash equivalents and short term investments of approximately $6.6 million. At this time we do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop the mine or begin mining operations should it prove feasible to do so. Moreover, we do not have any commitments for additional funding. The forecasted capital cost of constructing a mine at Rock Creek is currently estimated to be in the range of $220 to $270 million and could change materially.

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

There are other formidable risks to mining. We are subject to all of the risks inherent in the mining industry, including industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, surface subsidence, flooding, power disruptions and periodic interruptions due to inclement weather. These risks could result in damage to or destruction of its mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. We do not maintain insurance covering catastrophic liabilities and we do not expect to procure such insurance unless and until it is economically feasible to do so. In addition, we are subject to competition for new mineral properties, management and skilled miners from other mining companies, many of which have significantly greater resources than we do. We also have no control over changes in governmental regulation of mining activities, the speculative nature of mineral exploration and development, operating hazards, fluctuating metals prices, and inflation and other economic conditions.

Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as inflation, the strength of the United States dollar relative to foreign currencies, global and regional demand, commodity funds and speculators and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices fluctuated from a low of $0.71 per pound in 2002 to a high of $4.02 per pound in 2010, and world average annual silver prices fluctuated from a low of $3.95 per ounce in 1992 to a high of $28.92 per ounce in 2010.

Currency fluctuations will affect our competitiveness. The price of copper and silver are denominated in U.S. dollars even though most production originates in countries whose currencies are independently valued. Fluctuations in the value of the U.S. dollar relative to the values of these host country currencies could affect the competitiveness of our operations.

Accounting Changes

In 2010 the Company has changed the classification of treatment and transportation costs. These costs were previously netted against revenues but are now classified as cost of sales. The 2009 treatment and transportation costs of $0.8 million and $2.9 million for the three months and nine months ended September 30, 2010, respectively, have now been reclassified to cost of sales. As a result, revenues and cost of sales each increased by $0.8 million and $2.9 million, respectively, compared to amounts previously reported.

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

Financial Instruments

Provisional pricing

The Company fair values the receivable amount for silver and copper in concentrate for which final prices have not yet been determined. At each month end, the Company adjusts its revenue and receivable to account for expected future prices and the corresponding expected future revenue and cash flow. In order to do this, the Company must make estimates of the future prices expected to prevail when final settlement occurs. The Company uses Comex commodity futures market prices at each month end to estimate these expected prices. At September 30, 2010, the Company had 2,382,372 pounds of copper and 266,462 ounces of silver with prices not yet fixed. The fair value revenue adjustment as at September 30, 2010 was a gain of $0.2 million and is recorded in accounts receivable at September 30, 2010 with the corresponding gain recorded in the statement of operations. Considerable judgment is required to interpret market data and to develop the estimates of fair value for future periods. Accordingly, the actual amounts received will differ from the estimate and amounts the Company will realize in such future periods.

Hedging activities

For the remainder of 2010, the Company has sold forward 1.3 million pounds of coper at an average price of $2.93 per pound and 75,000 ounces of silver at an average price of $16.25 per ounce. For 2011, the Company has sold forward 5.0 million pounds of copper at an average price of $3.46 per pound and 350,000 ounces of silver at an average price of $18.61 per ounce and for 2012, the Company has sold forward 0.9 million pounds of copper at an average price of $3.55 per pound and 60,000 ounces of silver at $19.00 per ounce.

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

Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, the economic policies of central banks, producer and fund hedging, world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $3.82 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $24.49. Currently the prices for both metals are at or near $4.02 per pound for copper and $28.92 per ounce for silver. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

During the nine months ended September 30, 2010, the Company delivered and sold 6.7 million pounds of copper and 710,832 ounces of silver. Based upon these metals sales levels, a $0.50 change in the price of each metal would have changed revenue by $3.7 million.

A substantial portion of the Company’s cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change materially. Approximately $2.3 million of the Company’s short term investments are in savings deposits by a major Canadian chartered bank and are denominated in Canadian dollars which exposes the Company to some foreign exchange risk.

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

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in its periodic reports and other information filed under the Securities Exchange Act, as amended (“the Exchange Act”) is recorded, processed, summarized and accurately reported within the time periods prescribed by the Securities and Exchange Commission’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to the Company’s management, including its chief executive officer, its chief financial officer and other principal accounting officers, so such persons can make timely decisions regarding disclosure,

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at September 30, 2010 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

Changes in Internal Controls. During the first nine months of 2010, no changes occurred in the Company’s internal control over financial reporting that have affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

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

REVETT MINERALS INC.

Date: November 15, 2010	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: November 15, 2010	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer