Form 10-Q
period 2011-03-31
Revett Minerals Inc.
filed 2011-05-12
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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
[ ] yes [X] No

At May 12, 2011 33,767,936 shares of common stock were issued and outstanding.

INDEX

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at March 31, 2011 and December 31, 2010
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
		(recast – note 2(a))
Assets
Current Assets
Cash and cash equivalents	$10,183	$8,766
Concentrate settlement and other receivables	2,751	3,553
Inventories (note 3)	4,562	3,674
Prepaid expenses and deposits	489	392
Total current assets	17,985	16,385
Property, plant, and equipment (net) (note 4)	58,029	57,444
Restricted cash	6,504	6,498
Other long term assets	904	931

Total assets	$83,422	$81,258

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$2,364	$2,624
Payroll liabilities	687	547
Income, property and mining taxes	1,411	1,398
Other accrued liabilities	618	544
Current portion of long term debt (note 5(a))	534	624
Total current liabilities	5,614	5,737

Long term debt (note 5(a))	680	768
Reclamation and remediation liability (note 7 (a))	8,115	7,946
Future Income taxes	483	-
Warrant derivative liability (note 5(b))	6,874	5,876
Total liabilities	21,766	20,327

Temporary equity – shares redeemable at option of holder (note 7 (b))	-	676
Total liabilities and temporary equity	21,766	21,003

Shareholders' equity
Preferred stock, no par value, unlimited authorized, nil issued and outstanding Common stock, no par value unlimited authorized, 33,555,436 (December 31, 2010- 33,177,884) shares issued and outstanding	71,361	69,190
Contributed(note 6 (a)) surplus	9,132	5,842
Deficit	(18,837)	(14,777)
Total equity	61,656	60,255

Commitments and contingencies (note 7)

Total liabilities and shareholders’ equity	$83,422	$81,258

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive income (loss)
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2011	ended March 31, 2010
		(recast – note 2(a))

Revenues	$12,768	$12,127
Expenses:
Cost of sales (note 3)	8,772	8,755
Depreciation and depletion	584	751
Exploration and development	306	96
General & administrative:
Stock based compensation	3,444	842
Other	829	652
Accretion of reclamation and remediation liability	169	173
	14,104	11,209
Income (loss) from operations
	(1,336)	918

Other income (expenses):
Interest expense	(20)	(125)
Interest and other income	29	27
Foreign exchange gain (loss)	(9)	8
Loss on warrant derivative	(998)	-
Total other (expenses)	(998)	(90)

Net income (loss) before taxes	(2,334)	828

Income tax recovery (expense)	(513)	(41)

Net income (loss) for the period	$(2,847)	$787

Basic earnings (loss) per share	$(0.09)	$0.03

Diluted earnings (loss) per share	$(0.09)	$0.03

Weighed average number of shares outstanding	33,258,622	25,998,307

Weighted average number of diluted shares outstanding	33,258,622	28,933,716

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2011	ended March 31, 2010
		(recast – note 2(a))

Cash flows from operating activities:
Net income (loss) for the period	$(2,847)	$787
Adjustment to reconcile net income to net cash generated (used) by operating activities:
Depreciation and amortization	584	751
Accretion of debt	-	58
Accretion of reclamation and remediation liability	169	173
Foreign exchange loss (gain)	9	(8)
Stock based compensation	3,444	842
Loss on disposal of fixed assets	2	-
Accrued interest from reclamation trust fund	(6)	(10)
Amortization of prepaid insurance premium	27	48
Loss on warrant derivative	998	-
Future income tax	513	-
Changes in:
Concentrate settlement and other receivable	802	(1,401)
Inventory	(888)	(21)
Prepaid expenses and deposits	(97)	(306)
Accounts payable and accrued liabilities	(64)	(23)
Net cash generated (used) by operating activities	2,646	890

Cash flows from investing activities:
Purchase of plant and equipment	(1,171)	(859)
Net cash provided (used) by investing activities	(1,171)	(859)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	128	1,225
Repayment of capital leases	(177)	(156)
Net cash from (used by) financing activities	(49)	1,069

Effects of foreign exchange on cash held In foreign currencies	(9)	8

Net increase in cash and cash equivalents	1,417	1,108
Cash and cash equivalents, beginning of period	8,766	2,622
Cash and cash equivalents, end of period	$10,183	$3,730

Supplementary cash flow information:
Cash paid for interest expense	$20	$70
Cash paid for income taxes	38	-
Non cash transactions:
Common stock issued to acquire a royalty right (note 7 (b))	1,213	-
Common stock issued for settlement of accrued compensation	65	359
Acquisition of plant and equipment under capital lease	-	42

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2011 and year ended December 31, 2010
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Common Shares		Contributed
	Shares	Amount	Surplus	Deficit	Total
Balance, December 31, 2009 (recast – note 2(a))	25,195,723	$60,312	$4,714	$(14,163)	$50,863
Issue of units for cash	2,908,545	2,940	913	-	3,853
Issue of shares for cash	722,780	1,147	-	-	1,147
Issue of shares for the settlement of accounts payable	166,836	359	-	-	359
Issue of shares for exercise of warrants	3,492,500	3,621	(875)	-	2,746
Issue of shares for exercise of options	691,500	811	(301)	-	510
Warrants issued on settlement of legal action	-	-	366	-	366
Stock-based compensation on options Granted	-	-	1,025	-	1,025
Net loss for the period	-	-	-	(614)	(614)
Balance, December 31, 2010 (recast note 2 (a))	33,177,884	$69,190	$5,842	$(14,777)	$60,255

			-
Exchange of shares (Note 7(b))	275,000	1,889		(1,213)	676
Issue of shares for services	13,052	65	-	-	65

Issue of shares for exercise of options	89,500	217	(89)	-	128

Stock-based compensation d	-	-	3,379	-	3,379
Net loss for the period	-	-	-	(2,847)	(2,847)
Balance, March 31, 2011	33,555,436	$71,361	$9,132	$(18,837)	$61,656

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation and going concern

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of March 31, 2011, and the results of its operations and its cash flows for the three month periods ended March 31, 2011 and 2010. The operating and financial results for Revett Minerals for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars. The Company issued its audited annual consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian GAAP and also provided a reconciliation on the differences between Canadian GAAP and U.S. GAAP in note 15 to those audited annual consolidated financial statements. The change in generally accepted accounting principles is described in note 2 below. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2010 filed with the appropriate securities regulatory authorities.

These financial statements are prepared on a going concern basis. At March 31, 2011, the Company had working capital of $12.4 million. The Company has generated positive cash flows from operations for the three-months ended March 31, 2011 and the year ended December 31, 2010. Improved copper and silver prices have positively impacted the Company’s cash flows and in addition, the Company has sold forward a significant portion of 2011 production at fixed prices which, based on historic and expected future costs, would result in profitable mining operations. Accordingly, the Company believes it will be able to generate sufficient cash flows to continue as a going concern beyond March 31, 2012.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

2. Changes affecting fiscal 2010 consolidated financial statements and Future accounting Changes:

(a) Changes in generally accepted accounting policies:

The Company historically prepared its consolidated financial statements in conformity with Canadian GAAP and provided a supplemental reconciliation to U.S. GAAP. Effective January 1, 2011, the Company adopted U.S. GAAP as the reporting standard for its consolidated financial statements. These unaudited consolidated interim financial statements, including related notes, have therefore been prepared in accordance with U.S. GAAP. All comparative financial information contained herein has been recast to reflect the Company’s results as if the Company had historically reported in accordance with U.S. GAAP. The adjustments resulted in an increase in deficit of $3.7 million, an increase in assets of $3.4 million, an increase in liabilities of $5.9 million, an increase in temporary equity of $0.7 million, a decrease in shareholders equity of $0.7 million, and an increase in contributed surplus $1.3 million at January 1, 2011. These differences are outlined in our annual consolidated financial statements for the year ended December 31, 2010 in note 15.

There were no recent amendments by the Financial Accounting Standards Board (“FASB”) to the Accounting Standards Codification that materially impacted the Company’s consolidated financial statements or disclosures.

(b) Future accounting changes

There were no new pronouncements issued by the FASB that may materially impact the Company’s consolidated financial statements for future periods.

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Concentrate inventory	$1,517	$567
Material and supplies	3 ,045	3,107
	$4,562	$3,674

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Cost of sales is comprised of the following:

Nature of expense	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Raw materials and consumables used	$3,237	$3,258
Labor costs	3,366	3,118
Other costs	3,119	2,357
Net change in concentrate inventory	(950)	22
Total cost of sales	$8,772	$8,755

4. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Troy:
Property acquisition and development costs	$14,040	$13,652
Plant and equipment	14,112	13,730
Buildings and structures	2,651	2,846
	30,803	30,228
Rock Creek:
Property acquisition costs	34,822	34,822
Other, corporate	4,219	3,685
Other, mineral properties	118	118
	69,962	68,853
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(5,561)	(5,307)
Troy plant and equipment	(5,255)	(5,032)
Troy buildings and structures	(1,023)	(977)
	(11,839)	(11,316)
Other corporate assets	(94)	(93)
	(11,933)	(11,409)
	$58,029	$57,444

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

5. Long-term debt

(a) Capital leases:

The balance of the Company’s capital lease obligations were as follows:

	March 31, 2011	Dec. 31, 2010
	(unaudited)

Capital leases	$1,214	$1,392

Current portion	(534)	(624)
	$680	$768

(b) Derivates liability:

Some of the Company’s issued and outstanding common share purchase warrants have the exercise price denominated in a foreign currency, which require treatment as a derivative liability. The amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate, these warrants are classified as a derivate liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a loss of $1.0 million from the change in fair value of the warrants for the three months ended March 31, 2011 (March 31, 2010 -$ nil).

The following table presents the fair value reconciliation of the fair value of the warrants:

	For the three months	For the three months
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Balance December 31	$5,876	$-
Loss on derivatives	998	-
Balance March 31	$6,874	$-

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at March 31, 2011: weighted average risk-free interest rate 0.80%, Weighted average volatility112%, expected dividend yield – nil, and weighted average expected life (in years) 2.4. At December 31, 2010: weighted average risk-free interest rate 1.02%, Weighted average volatility 113%, expected dividend yield – nil, and weighted average expected life (in years) 2.7. The fair value estimate is classified as level 2 in the fair value hierarchy.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

6. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At March 31, 2011, the Company had 33,555,436 shares of common stock outstanding.

During the quarter ended March 31, 2011, the Company issued 275,000 common shares with a fair value of $1.2 million pursuant to acquire a right to convert certain shares into a 2% royalty interest on future Rock Creek production (note 7(b)), issued 13,052 shares for compensation to directors in the amount of $ 0.07 million; and issued 89,500 common shares on exercise of stock options for cash proceeds of $0.1 million.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At March 31, 2011, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 3,600,000 shares of common stock. There were 917,500 stock options granted during the three months ended March 31, 2011 with an exercise price of $4.98, expiring on March 30, 2016. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 2.07%, volatility of 96% and an expected life of the options of 60 months to calculate the fair values of the options. The weighted average fair value per share was $3.64. During the three months ended March 31, 2011, no options were cancelled or expired and 89,500 options were exercised and 13,052 common shares were issued for services. As at March 31, 2011, the weighted average intrinsic value of options outstanding and exercisable was $4.7 million (2010: $3.2 million). As at March 31, 2011, the total unrecognized compensation cost related to unvested stock options is $ nil (2010:$ nil).

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

As at March 31, 2011, the following stock options were outstanding:

Options	Options	Exercise	Expiry
Granted	Exercisable	Price	Date
8,000	8,000	6.25 CDN	May 12, 2011
10,000	10,000	1.65	June 30, 2011
30,000	30,000	2.15	June 16, 2011
55,000	55,000	0.45	June 16, 2011
4,000	4,000	6.25 CDN	September 15, 2011
12,000	12,000	2.15	September 30, 2011
169,000	169,000	5.50 CDN	October 4, 2011
5,000	5,000	7.25 CDN	December 4, 2011
90,000	90,000	5.55 CDN	January 10, 2012
8,000	8,000	5.75 CDN	March 5, 2012
6,000	6,000	3.00 CDN	April 29, 2013
10,000	10,000	2.50	November 1, 2013
35,000	35,000	4.30	December 13, 2013
10,000	10,000	4.45	February 25, 2014
180,000	180,000	0.52 CDN	March 31, 2014
44,000	44,000	0.45 CDN	April 27, 2014
110,000	110,000	0.45	September 10, 2014
20,000	20,000	1.05	November 2, 2014
30,000	30,000	1.65	December 30, 2014
352,000	352,000	2.15	March 15, 2015
20,000	20,000	1.50	June 17, 2015
20,000	20,000	2.50	December 13, 2015
907,500	907,500	4.98	March 21, 2016
2,135,500	2,135,500	3.53

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at March 31, 2011 for the purchase of common shares of Revett Minerals.

	WARRANT	SUMMARY	TABLE

	Number	Exercise price	Expiry
Revett Minerals	147,333	$5.00	June 30, 2011
Revett Minerals	60,000	CDN$ 2.50	October 20, 2011
Revett Minerals	1,217,718	CDN $1.75	August 24, 2013
Revett Minerals	244,836	CDN $ 1.75	August 31, 2013
Revett Minerals	200,000	$1.50	October 7, 2013
	1,869,887

During the three months ended March 31, 2011, no warrants were exercised.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

7. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Three months ended	Year ended
	March 31, 2011	Dec. 31, 2010
	(unaudited)
Reclamation and remediation liability
beginning of period	$7,946	$8,166
Reduction in present value of liability due to mine life extension	-	(914)
Accretion expense, year to date	169	694
Ending balance	$8,115	$7,946

b) Kennecott Royalty Option

During 2002, Kennecott and Revett Silver, a wholly owned subsidiary of the Company, agreed to amend the February 21, 2000 Asset Purchase and Sale Agreement pursuant to which Revett Silver acquired Kennecott’s interest in Troy and Rock Creek. Among other things, the amendment granted Kennecott the right to acquire a 2% net smelter return royalty (the NSR royalty) from the sale of metals from a defined area of the Company's Rock Creek property anytime until the later of one year after Rock Creek achieves 80% of designed commercial capacity production or December 31, 2015. Kennecott was required to surrender 450,000 shares of the Company's common shares previously issued to acquire the NSR royalty. On March 21, 2011, the Company purchased the right to convert the 450,000 shares to a 2% net smelter royalty interest on future Rock Creek production that was previously owned by Kennecott in exchange for the issue of an additional 275,000 of its common shares. The exchange was accounted for as an exchange of the original 450,000 common shares with a conversion feature for 725,000 common shares without a conversion feature. The carrying values of the original 450,000 shares of $676,000 has been transferred from temporary equity to share capital. The fair value of the additional 275,000 common shares was $1,213,000 and has been recorded in accumulated deficit as an equity transaction.

c) Rock Creek Development

On March 29, 2010, the US District Court ruled that the Forest Service's decision to approve the Rock Creek project is vacated and the 2003 Record of Decision and 2001 Final Environmental Impact 14

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Statement are set aside and remanded to the Forest Service for further action. Based on the Company's review of the judgment, the Company does not believe that the judgment prevents the Company from developing the Rock Creek project but it may delay such development until the Company is able to satisfactorily address the Court’s concerns.

Although the Company believes that it will ultimately receive environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from developing the Rock Creek project which could result in the impairment and write-down of the carrying value related to the Rock Creek property.

8. Financial Instruments

At March 31, 2011, the Company had two forward contracts to sell 4.0 million pounds of copper at a price of $3.55 per pound and 0.270 million ounces of silver at an average price of $ 19.00 per ounce. These contracts mature at various dates from June 30, 2011 through February 2012. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at March 31, 2011 metal prices, would result in a liability of approximately $8.2 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations as at May 12, 2011

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month period ended March 31, 2011 should be read in conjunction with the unaudited interim financial statements and notes as at and for the three months ended March 31, 2011 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2010 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars. The Company issued its audited annual consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian GAAP and also provided a reconciliation on the differences between Canadian GAAP and U.S. GAAP in note 15 to those audited annual consolidated financial statements. The change in generally accepted accounting principles is described in note 2.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three Months Ended March 31, 2011

As at May 12, 2011, the Company’s principal assets consisted of a 100% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 100% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

As at March 31, 2011 the Company increased cash and cash equivalents on hand by 173% to $10.1 million compared to $3.7 million at March 31, 2010. For the three month period ended March 31, 2011,the Company reported net loss after taxes of $2.8 million (which includes a $3.4 million non-cash charge for the issuance of stock options during the period and a non-cash expense to adjust the fair value of the derivate liability related to the Company’s warrants exercisable in Canadian dollars of $1.0 million) or $0.09 net loss per share compared to a net income after taxes of $0.8 million or $0.03 per share for the three months ended March 31, 2010. Prior to the stock based compensation expense and loss on warrant derivative, earnings would have been $1.6 million, or $0.05 per share for the first quarter of 2011.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the same period in 2010.

The major highlights for the quarter ended March 31, 2011, included:

  The Company purchased the right to convert certain common shares into a 2% net smelter royalty interest on future Rock Creek production from the holder of these shares. 275,000 shares of common stock with a fair market value of $1.2 million were issued to acquire this right;
  Troy produced 2.0 million pounds of copper and 245,068 ounces of silver compared to 2.5 million pounds of copper and 287,259 ounces of silver in the first quarter of 2010;
  Copper ore grades improved by 16% and silver ore grades improved by 18% when compared to the same reporting period in 2010;
  Exploration program at the Troy Mine continues to provide promising results with emphasis on the “I” Bed expansion;
  Troy completed the ventilation and secondary escape-way raise for completion of the C Bed development project.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended March 31, 2011, with a comparison to the same three month period in 2010.

	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Tons milled	291,690	379,592
Tons milled per day	3,277	4,265
Copper grade (%)	0.44	0.38
Silver grade (opt)	1.02	0.86
Copper recovery (%)	78.0	85.1
Silver recovery (%)	82.2	87.5
Copper produced (lbs)	1,998,410	2,456,190
Silver produced (ozs)	245,068	287,259

Due to mining difficulties in the East Ore Body, production during the first quarter of 2011 was lower at 3,277 tons per day, a 23% reduction from the first quarter of 2010 at 4,265 tons per day. The decrease in tons milled was offset somewhat by higher copper and silver grades. Copper production was lower at 1,998,410 pounds while silver production decreased to 245,068 ounces as compared to 287,259 ounces of silver and 2,456,190 pounds of copper in the first quarter of 2010. Additional work necessary for continued mining in the East Ore Body resulted in lower overall ore production in the first quarter of 2011. Mining in the C Beds is progressing as expected and metal grades in the C Beds are also as expected. For the quarter, ore grades increased 15% for silver and 14% for copper as compared to the first quarter of 2010. Mill recoveries were lower than planned at 82.2% for silver and 78.0% for copper compared to planned recoveries of 86.6% for silver and 84.9% for copper. Additional metallurgical studies evaluating grind size and non-sulfide content are underway to determine the cause of the lower recovery.

Financial Results:

a)	Revenue: For the first quarter of 2011 compared to the first quarter of 2010, revenue increased from $12.1 million to $12.8 million primarily due to the increase in the price of copper and silver. During the quarter ended March 31, 2011, the LME price of copper and silver averaged $4.38 per pound and $31.66 per ounce, respectively, compared to average prices of $3.28 per pound and $16.92 per ounce in the first quarter of 2010. Copper sales during the first quarter were 1.9 million pounds of copper and 225,000 ounces of silver. The physical metal sold represents a decrease of 19% for copper and a reduction of 15% for silver from the first quarter of 2010. The main factor which resulted in higher sales in the first quarter of 2011 compared to that in 2010 is higher metal prices.

b)

Cost of Sales: The cost of sales associated with the first quarter revenue was $8.8 million, basically the same as the first quarter of 2010. Lower ore production was offset by higher labor and fuel costs.

c)

Depreciation and depletion: For the first quarter of 2011, these non cash charges are slightly lower than the first quarter of 2010. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of lower mill throughput resulted in slightly lower depreciation expense.

d)

Exploration and development: This expense includes $0.2 million for exploration spending around the Troy Mine and $0.1 million spending for Rock Creek. The spending in 2011 is higher than 2010 ($0.01) due to increase emphasis on exploration around the Troy Mine.

e)

General and administration costs: Included in the corporate administration costs in the first quarter of 2011 is a non-cash stock option expense of $ 3.4 million compared to 2010 non-cash stock option expense of $0.8 million.

f)	Accretion of reclamation and remediation liability: This expense is a marginal decrease in the reclamation accretion at Troy due to the effects of the increase in mine life of the Troy operations.

g)

Loss before taxes: Favorable metal prices resulted in a $0.6 million increase in revenues in the first quarter of 2011 compared to the same period 2010 while costs were higher by $2.9 million as a result of non-cash charge of $3.4 million for stock option expense and $1.0 million non-cash loss on derivative liabilities.

h)	Net loss: The Company recorded a net loss of $2.8 million or $0.09 loss per share for the first quarter compared to net income of $0.8 million or $0.03 per share in the first quarter of 2010.

Summarized Financial Results by Quarter

	2011	2010	2010	2010	2010	2009	2009	2009
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Cu Production (million lbs)	2.0	2.1	2.3	1.9	2.5	2.0	1.9	2.4
Ag Production (000’s ozs)	245	235	277	208	287	253	251	302
Total Sales (000’s $)	12,768	13,153	12,402	9,322	12,127	8,141	8,106	8,615
Net Income (loss) (000’s $)	(2,847)	(1,270)	656	(1,141)	787	(946)	(1,069)	(799)
EPS- Basic ($)	(0.09)	(0.04)	0.00	(0.05)	0.03	(0.05)	(0.05)	(0.05)
EPS- Fully diluted ($)	(0.09)	(0.04)	0.00	(0.05)	0.03	(0.05)	(0.05)	(0.05)
Cash and Cash Equivalents & s/t Investments ending (000’s $)	10,183	8,766	6,568	3,150	3,730	2,622	2,515	3,256
Total Assets ending (000’s $)	83,422	81,258	79,354	74,065	74,760	71,868	74,396	75,371
Total liabilities ending (000’s $)	21,766	21,003	21,570	19,832	19,475	19,796	22,004	23,585
Total Equity ending (000’s $)	61,656	60,255	57,784	54,233	55,285	52,072	52,392	51,786

Financing Activities

During the first quarter of 2011, the Company did not enter into any new capital leases. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease obligations	1,214	534	680

cLong term Reclamation osts	12,900	-	-	-	12,900

Total contractual obligations	14,114	534	680	-	12,900

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2011 and many may be renewed annually. The obligations in 2011 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At March 31, 2011, working capital was $12.4 million, including cash and cash equivalents of $10.2 million. At March 31, 2011, net concentrate receivable was $2.7 million compared to $3.6 million at December 31, 2010 and copper concentrate inventory was $1.5 million compared to $0.6 million at December 31, 2010.

At today’s copper and silver prices the Company is generating positive cash flow. Declines in copper and silver prices could erode the Company’s cash and working capital position. The Company does not have sufficient cash to undertake any major spending activities at Rock Creek at this time. For 2011, the Company has sold forward approximately 50% of copper production at an average price of $3.55 per pound and approximately 25% of silver production at an average price of $19.00 per ounce.

Off Balance Sheet Arrangements

During 2002, Kennecott and Revett Silver, a wholly owned subsidiary of the Company, agreed to amend the February 21, 2000 Asset Purchase and Sale Agreement pursuant to which Revett Silver acquired Kennecott’s interest in Troy and Rock Creek. Among other things, the amendment granted Kennecott the right to acquire a 2% net smelter return royalty (the NSR royalty) from the sale of metals from a defined area of the Company's Rock Creek property anytime until the later of one year after Rock Creek achieves 80% of designed commercial capacity production or December 31, 2015. Kennecott was required to surrender 450,000 shares of the Company's common shares previously issued to acquire the NSR royalty. On March 21, 2011, the Company purchased the right to convert the 450,000 shares to a 2% net smelter royalty interest on future Rock Creek production that was previously owned by Kennecott in exchange for the issue of an additional 275,000 of its common shares. The exchange was accounted for as an exchange of the original 450,000 common shares with a conversion feature for 725,000 common shares without a conversion feature. The carrying values of the original 450,000 shares of $676,000 has been transferred from temporary equity to share capital. The fair value of the additional 275,000 common shares was $1,213,000 and has been recorded in accumulated deficit as an equity transaction.

The Company has forward contracts to sell 4.0 million pounds of copper and 0.270 million ounces of silver at fixed prices of $3.55 per pound and $19.00 per ounces, respectively, which have been designated as normal purchase and sales contracts. The fair value of these contracts at March 31, 2011,is a liability of $8.8 million which is not recognized in the balance sheet (see Financial instruments, hedging activities and other instruments).

Related Party Transactions

There were no related party transactions during the first three months of 2011.

Proposed Transactions

There were no proposed transactions during the first three months of 2011.

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

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over six years and have not yet attained a significant level of earnings. In the first quarter of 2011 we incurred a loss of $2.8 million on revenues of $12.8 million. For the 2010 year, we incurred a loss of $0.6 million on revenues of $47.0 million. In 2009, we incurred a loss of $3.7 million on $29.5 million in revenues. In 2008, we incurred a loss of $6.7 million on revenues of $35.9 million. In 2007, we earned approximately $0.9 million on revenues of approximately $39 million. Our loss in 2009 and 2008 was primarily a result of a rapid decrease in copper and silver pricing during the second half of 2008 and lower than expected metals production.

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

We presently do not have the financial resources to develop Rock Creek. At March 31, 2011 we had cash and cash equivalents and short term investments of $10.2 million. We do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop a mine or begin mining operations should it prove feasible to do so. The estimated capital cost of constructing a mine at Rock Creek is in the range of $250 to $275 million and could change materially.

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

Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as the strength of the United States dollar, global and regional industrial demand, and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices have fluctuated from a low of $0.71 per pound in 2002 to a high of $4.48 per pound in 2011, and world average annual silver prices have fluctuated from a low of $3.95 per ounce in 1992 to a high of $41.96 per ounce in 2011. As at March 31, 2011, we have contracts outstanding to sell 4.0 million pounds of copper at an average price of $3.55 per pound and 270,000 ounces of silver at an average price of $19.00. These contracts mature at various dates from June 2011 to February 2012.

Currency fluctuations will affect our competitiveness. The price of copper and silver are denominated in U.S. dollars even though most production originates in countries whose currencies are independently valued. Fluctuations in the value of the U.S. dollar relative to the values of these host country currencies could affect the competitiveness of our operations.

Accounting Changes

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars. Revett Minerals Inc. (the Company) issued its audited annual consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian GAAP and also provided a reconciliation on the differences between Canadian GAAP and U.S. GAAP in note 15 to those audited annual consolidated financial statements. Effective January 1, 2011, the Company began presenting its financial statements in accordance with US GAAP and prior period financial statements were restated to be presents in accordance with US GAAP. All financial information stated herein has been presented in accordance with US GAAP.

Future accounting changes

There were no new pronouncements issued by the FASB that may materially impact the Company’s consolidated financial statements for future periods.

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

As at March 31, 2011, the Company had contracts outstanding to sell 4.0 million pounds of copper at an average price of $3.55 per pound and 270,000 ounces of silver at an average price of $19.00.

These contracts mature at various dates from June, 2011 to February, 2012. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at March 31, 2011 metal prices, would result in a liability of approximately $8.2 million.

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

as well as other factors described elsewhere in our annual Form 10-K and the various regulatory filings done with United States and Canadian and provincial regulatory bodies which are available in Canada at www.sedar.com or in the United States on EDGAR. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. We disclaim any obligation to update any forward-looking statement made here-in except as required by law. Readers are cautioned not to put undue reliance on forward looking statements.

Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, and world political and economic events and the strength of the US dollar. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $4.48 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $41.96. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

During the three months ended March 31, 2011, we reported sales revenue of $12.8 million on sales of approximately 1.9 million pounds of payable copper and 0.225 million ounces of payable silver. During this period copper and silver prices averaged $4.38 per pound and $31.66 per ounce respectively. Had the price of copper or silver changed by $1.00 each, revenue would have changed by approximately $2.1 million.

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $2.0 million of our short term investments are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in Canadian dollars which exposes us to some foreign exchange risk.

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

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at March 31, 2011 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

The Company has evaluated the effectiveness of the design internal controls over financial reporting and concluded they are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements as at March 31, 2011.

Changes in Internal Controls. During the first quarter of 2011, no changes occurred in the Company’s internal control over financial reporting that have affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II: Other Information

Item #1: Legal proceedings

There has been no material changes with regards to Legal proceedings which are reported in the December 31, 2010 Form 10-K.

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

REVETT MINERALS INC.

Date: May 12, 2011	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: May 12, 2011	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer