Form 10-Q
period 2011-06-30
Revett Minerals Inc.
filed 2011-08-11
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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

At August 11, 2011 34,010,936 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at June 30, 2011 and December 31, 2010
(expressed in thousands of United States dollars)
(unaudited)

	June 30, 2011	December 31, 2010
		(recast – note 2(a))
Assets
Current Assets
Cash and cash equivalents	$14,680	$8,766
Concentrate settlement and other receivable	6,065	3,553
Inventories (note 3)	5,164	3,674
Prepaid expenses and deposits	470	392
Total current assets	26,379	16,385
Property, plant, and equipment (net) (note 4)	57,695	57,444
Restricted cash (note 8 (a))	6,507	6,498
Available for sale securities (note 5)	750	-
Other long term assets	752	931

Total assets	$92,083	$81,258

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$2,397	$2,624
Payroll liabilities	1,061	547
Income, property and mining taxes	1,928	1,398
Royalty payable	752	544
Current portion of capital lease obligations	448	624
Total current liabilities	6,586	5,737

Long-term portion of capital lease obligations	590	768
Reclamation and remediation liability (note 8 (a))	8,284	7,946
Future income taxes	1,729	-
Warrant derivative liability (note 6)	1,192	5,876
Total liabilities	18,381	20,327

Temporary equity – shares redeemable at option of holder (note 8 (b))	-	676
Total liabilities and temporary equity	18,381	21,003

Shareholders' equity
Preferred stock, no par value, unlimited authorized, nil issued and outstanding Common stock, no par value unlimited authorized, 34,000,936 (December 31, 2010- 33,177,884) shares issued and outstanding (note 7)	72,689	69,190
Contributed surplus	11,907	5,842
Accumulated other comprehensive income	20	-
Deficit	(10,914)	(14,777)
	73,702	60,255
Commitments and contingencies (note 8)

Total liabilities and shareholders’ equity	$92,083	$81,258

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive Income
Three and six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
		(recast – note 2(a))		(recast – note 2(a))
Revenues	$18,752	$9,322	$31,520	$21,449

Expenses:
Cost of sales (note 3)	9,747	8,633	18,519	17,388
Depreciation and depletion	722	706	1,306	1,421
Exploration and development	201	178	506	273
General & administrative:
Stock based compensation	12	21	3,389	863
Other	854	618	1,751	1,210
Accretion of reclamation and remediation liability	169	173	338	347
	11,705	10,329	25,809	21,502
Income (loss) from operations	7,047	(1,007)	5,711	(53)

Other income (expenses):
Interest expense	(7)	(122)	(27)	(247)
Interest and other income	52	22	81	49
Gain on warrant derivatives (note 6)	2,329	-	1,331	-
Foreign exchange loss	(12)	(39)	(22)	(31)
Total other income (expenses)	2,362	(139)	1,363	(229)

Net income (loss) before income taxes	9,409	(1,146)	7,074	(282)

Income tax recovery (expense)	(1,485)	5	(1,998)	(36)

Net income (loss)	$7,924	$(1,141)	$5,076	$(318)
Other comprehensive income:
Unrealized gain on marketable security	20	-	20	-

Comprehensive income (loss)	$7,944	$(1,141)	$5,096	$(318)

Basic income (loss) per share (note 10)	$0.23	$(0.04)	$0.15	$(0.01)

Diluted income (loss) per share (note 10)	$0.16	$(0.04)	$0.10	$(0.01)

Weighed average number of shares outstanding	33,827,172	26,279,136	33,544,467	26,145,493

Weighted average number of diluted shares outstanding	35,362,850	26,279,136	35,163,469	26,145,493

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three and six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars)
(unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
		(recast – note 2(a))		(recast – note 2(a))

Cash flows from operating activities:
Net income (loss) for the period	$7,924	$(1,141)	$5,076	$(318)
Adjustment to reconcile net income to net cash used by operating activities
Depreciation and depletion	722	706	1,306	1,421
Accretion of reclamation and remediation liability	169	164	338	347
Accretion of debt	-	60	-	118
Foreign exchange loss	12	39	22	31
Stock based compensation	12	21	3,389	863
Loss on disposal of fixed assets	-	-	2	-
Future income tax expense (recovery)	1,485	-	1,864	-
Gain on warrant derivative	(2,329)	-	(1,331)	-
Accrued interest from reclamation trust fund	(2)	(7)	(9)	(16)
Amortization of prepaid insurance premium	32	41	59	88
Gain on settlement of forward contracts	-	(734)	-	(734)
Changes in:
Concentrate settlement and other receivables	(3,314)	837	(2,512)	(565)
Inventories	(602)	163	(1,490)	142
Prepaid expenses and deposits	19	61	(78)	(246)
Accounts payable and accrued liabilities	815	1,100	952	1,066
Net cash provided by operating activities	4,944	1,310	7,588	2,197

Cash flows from investing activities:
Purchase of available for sale securities	(730)	-	(730)	-
Other long term assets	120	-	120	-
Purchase of plant and equipment	(388)	(1,709)	(1,559)	(2,568)
Net cash provided (used) by investing activities	(999)	(1,709)	(2,169)	(2,568)

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	739	31	869	1,257
Repayment of debt	-	(16)	-	(16)
Repayment of capital leases	(174)	(156)	(352)	(311)
Net cash provided (used) by financing activities	565	(141)	517	930

Effects of foreign exchange on cash held
In foreign currencies	(13)	(39)	(22)	(31)

Net increase (decrease) in cash and cash equivalents	4,497	(579)	5,914	528
Cash and cash equivalents, beginning of period	10,183	3,729	8,766	2,622
Cash and cash equivalents, end of period	$14,680	$3,150	$14,680	$3,150

Supplementary cash flow information:
Cash paid for interest expense	$18	$67	$38	$137
Non cash transactions:
Common stock issued to acquire a royalty right (note 8 (b))	-	-	676	-
Debt repayment from settlement of forward contracts	-	734	-	734
Shares issued for compensation	-	-	65	359
Acquisition of plant and equipment under capital lease	-	-	-	44

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Six months ended June 30, 2011 and the year ended December 31, 2010
(expressed in thousands of United States dollars)
(unaudited)

				Accumulated
	Common Shares		Contributed	Comprehensive
	Shares	Amount	Surplus	Income	Deficit	Total
Balance, December 31, 2009 (recast – note 2(a))	25,195,723	$60,312	$4,714	$-	$(14,163)	$50,863
Issue of units for cash	2,908,545	2,940	913	-	-	3,853
Issue of shares for cash	722,780	1,147	-	-	-	1,147
Issue of shares for the settlement of accounts payable	166,836	359	-	-	-	359
Issue of shares for exercise of warrants	3,492,500	3,621	(875)	-	-	2,746
Issue of shares for exercise of options	691,500	811	(301)	-	-	510
Warrants issued on settlement of legal action	-	-	366	-	-	366
Stock-based compensation on options Granted	-	-	1,025	-	-	1,025
Net loss for the period	-	-	-	-	(614)	(614)
Balance, December 31, 2010 (recast note 2 (a))	33,177,884	69,190	5,842	-	(14,777)	60,255

Exchange of shares (Note 8(b))	275,000	1,889	-	-	(1,213)	676
Issue of shares for services	13,052	65	-	-	-	65
Issue of shares for exercise of options and warrants	535,000	1,545	(676)	-	-	869
Warrants reclassified from derivative liability	-	-	3,352	-	-	3,352
Unrealized gain on securities	-	-	-	20	-	20

Stock-based compensation on option grant	-	-	3,389	-	-	3,389
Net income for the period	-	-	-	-	5,076	5,076

Balance, June 30, 2011	34,000,936	$72,689	$11,907	$20	$(10,914)	$73,702

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation and going concern

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of June 30, 2011, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2011 and 2010. The operating and financial results for Revett Minerals for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

These financial statements are prepared on a going concern basis. At June 30, 2011, the Company had working capital of $19.8 million. The Company has generated positive cash flows from operations for the six-months ended June 30, 2011 and the year ended December 31, 2010. Improved ore grades and favorable copper and silver prices have positively impacted the Company’s cash flows. In addition, the Company has sold forward a portion of 2011 production at fixed prices which, based on historic and expected future costs, would result in profitable mining operations. Accordingly, the Company believes it will be able to generate sufficient cash flows to continue as a going concern beyond June 30, 2012.

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
Three and Six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

2. Changes affecting fiscal 2011 consolidated financial statements and Future accounting Changes:

(a) Changes in generally accepted accounting policies:

The Company historically prepared its consolidated financial statements in conformity with Canadian GAAP and provided a supplemental reconciliation to U.S. GAAP. Effective January 1, 2011, the Company adopted U.S. GAAP as its accounting framework for its consolidated financial statements. These unaudited consolidated interim financial statements, including related notes, have therefore been prepared in accordance with U.S. GAAP. All comparative financial information contained herein has been recast to reflect the Company’s results as if the Company had historically reported in accordance with U.S. GAAP. The adjustments resulted in an increase in deficit of $3.7 million, an increase in assets of $3.4 million, an increase in liabilities of $5.9 million, an increase in temporary equity of $0.7 million, a decrease in common stock of $0.7 million, and an increase in contributed surplus $1.3 million, all at January 1, 2011. In addition, net loss for the three and six months ended June 30, 2010 was increased by $0.1 million and $0.2 million, respectively. These differences are outlined in our annual consolidated financial statements for the year ended December 31, 2010 in note 15.

There were no recent amendments by the Financial Accounting Standards Board (“FASB”) to the Accounting Standards Codification that materially impacted the Company’s consolidated financial statements or disclosures for the six months ended June 30, 2011.

(b) Future accounting changes

There were no new pronouncements issued by the FASB that are expected to materially impact the Company’s consolidated financial statements for future periods.

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	June 30, 2011	Dec. 31, 2010

Concentrate inventory	$2,161	$567
Material and supplies	3 ,003	3,107
	$5,164	$3,674

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Cost of sales for the three and six months ended June 30, 2011 and 2010 is comprised of the following:

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
Nature of expense	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Raw materials and consumables used	$3,535	$3,036	$6,772	$6,293
Labor costs	3,511	3,136	6,877	6,254
Other costs	3,345	2,216	6,464	4,572
Net change in concentrate inventories	(644)	245	(1,594)	269
	$9,747	$8,633	$18,519	$17,388

4. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	June 30, 2011	Dec. 31, 2010

Troy:
Property acquisition and development costs	$13,810	$13,652
Plant and equipment	14,273	13,730
Buildings and structures	3,066	2,846
	31,149	30,228
Rock Creek:
Property acquisition costs	34,822	34,822
Other, corporate	4,260	3,685
Other, mineral properties	118	118
	70,349	68,853
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(5,928)	(5,307)
Troy plant and equipment	(5,537)	(5,032)
Troy buildings and structures	(1,093)	(977)
	(12,558)	(11,316)
Other corporate assets	(96)	(93)
	(12,654)	(11,409)
	$57,695	$57,444

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

5. Available for sale securities

Available for sale securities are comprised of common stocks which have been valued using quoted market prices in active markets (Level 1 in the fair value hierarchy). The following table summarizes the Company’s available for sale securities:

	June 30, 2011	Dec. 31, 2010
Cost	$730	$-
Unrealized gain	20
Fair value	$750	$-

6. Warrant derivative liability

Some of the Company’s issued and outstanding common share purchase warrants have exercise price denominated in a foreign currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a gain of $1.3 million from the change in fair value of the warrants for the six months ended June 30, 2011 (June 30, 2010 - $ nil). On June 30, 2011, the Company and a warrant holder agreed to modify the terms of 1.1 million warrants to change the Canadian dollar exercise price to a US dollar exercise price. As a result, these warrants no longer require treatment as a derivative liability. The fair value of these warrants on the date of the modification was $3.4 million and was reclassified to contributed surplus.

The following table presents the fair value reconciliation of the fair value of the warrants:

	For the three	For the three	For the six	For the six
	months	months	months	months
	June 30,	June 30, 2010	June 30,	June 30,
	2011		2011	2010

Balance, beginning of Period	$6,874	$-	$5,876	$-
Gain on derivatives	(2,329)	-	(1,331)	-
Warrants reclassified to contributed surplus	(3,352)	-	(3,352)	-
Balance, end of period	$1,192	$-	$1,192	$-

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at June 30, 2011: weighted average risk-free interest rate 0.45%, weighted average volatility 86.81%, expected dividend yield – nil, and weighted average expected life (in years) 2.2. At December 31, 2010: weighted average risk-free interest rate 1.02%, weighted average volatility 113%, expected dividend yield – nil, and weighted average expected life (in years) 2.7. The fair value estimate is classified as level 2 in the fair value hierarchy.

7. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At June 30, 2011, the Company had 34,000,936 shares of common stock outstanding.

During the first six months ended June 30, 2011, the Company issued 275,000 common shares with a fair value of $1.2 million to acquire a right to convert certain shares into a 2% royalty interest on future Rock Creek production (note 8(b)), issued 13,052 shares for compensation to directors in the amount of $ 0.07 million; issued 295,000 common shares on exercise of stock options for cash proceeds of $0.4 million, and issued 240,000 common shares on exercise of warrants for cash proceeds of $0.5 million.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At June 30, 2011, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue 3,357,374 shares of common stock as at June 30, 2011 and 1,926,500 options are issued and outstanding. There were 922,000 stock options granted during the six months ended June 30, 2011 with an exercise price of $4.98, expiring on March 30, 2016. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 2.07%, volatility of 96% and an expected life of the options of 60 months to calculate the fair values of the options. The weighted average fair value per share was $3.76. During the six months ended June 30, 2011, 8,000 options were cancelled or expired and 295,000 options were exercised. As at June 30, 2011, the intrinsic value of options outstanding and exercisable was $2.0 million. As at June 30, 2011 and 2010, there was no unrecognized compensation cost related to unvested stock options.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

As at June 30, 2011, the following stock options were outstanding:

Options	Options	Exercise	Expiry
Granted	Exercisable	Price	Date

4,000	4,000	6.25 CDN	September 15, 2011
6,000	6,000	2.15	September 30, 2011
169,000	169,000	5.50 CDN	October 4, 2011
5,000	5,000	7.25 CDN	December 4, 2011
90,000	90,000	5.55 CDN	January 10, 2012
8,000	8,000	5.75 CDN	March 5, 2012
6,000	6,000	3.00 CDN	April 29, 2013
10,000	10,000	2.50	November 1, 2013
35,000	35,000	4.30	December 13, 2013
10,000	10,000	4.45	February 25, 2014
139,500	139,500	0.52 CDN	March 31, 2014
34,000	34,000	0.45 CDN	April 27, 2014
110,000	110,000	0.45	September 10, 2014
15,000	15,000	1.05	November 2, 2014
30,000	30,000	1.65	December 30, 2014
312,000	312,000	2.15	March 15, 2015
20,000	20,000	1.50	June 17, 2015
20,000	20,000	2.50	November 1, 2015
900,500	900,500	4.98	March 21, 2016
2,500	2,500	5.93	April 8, 2016
1,926,500	1,926,500	3.76

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at June 30, 2011 for the purchase of common shares of Revett Minerals.

WARRANT SUMMARY TABLE

	Number	Exercise price	Expiry

Revett Minerals	60,000	CDN$ 2.50	October 20, 2011
Revett Minerals	136,291	CDN$ 1.75	August 24, 2013
Revett Minerals	244,836	CDN$ 1.75	August 31, 2013
Revett Minerals	1,071,427	$ 1.81	August 24, 2013
	1,512,554

During the six months ended June 30, 2011, 240,000 warrants were exercised and 117,332 warrants expired.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

8. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Three months ended	Year ended
	June 30, 2011	Dec. 31, 2010

Reclamation and remediation liability beginning of period	$7,946	$8,166
Reduction in present value of liability due to mine life extension	-	(914)
Accretion expense, year to date	338	694
Ending balance	$8,284	$7,946

As at June 30, 2011, the Company has $6.5 million in restricted cash which is collateral for the reclamation bond at the Troy Mine.

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

c) Rock Creek Development

On May 29, 2010, the US District Court ruled that the Forest Service's decision to approve the Rock Creek project is vacated and the 2003 Record of Decision (RoD) and 2001 Final

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Environmental Impact Statement (FEIS) are set aside and remanded to the Forest Service for further action. Based on the Company's review of the judgment, the Company does not believe that the judgment prevents the Company from developing the Rock Creek project but it may delay such development until the Company is able to satisfactorily address the Court’s concerns

Oral arguments were held July 14, 2011, in Portland, Oregon with the U.S. Court of Appeals for the Ninth Circuit regarding the litigation of Rock Creek Alliance, et al versus the U. S. Fish & Wildlife Service (USFWS). The USFWS prevailed in the Federal District Court on the issues related to the Endangered Species Act (ESA).

Subsequently several environmental groups appealed that portion of the District Court’s May 2010 ruling to the Ninth Circuit. Since May 2010, when the Federal District Judge vacated the FEIS and RoD because of noted deficiencies related to the National Environmental Policy Act (NEPA), Revett has been working with USFS to satisfy those issues identified in the Court’s Opinion. In cooperation with the U.S. Forest Service, a Supplemental EIS (SEIS) study will be completed to correct the NEPA deficiencies identified by the Court and the USFS has appointed a contractor for completion of the SEIS.

In a ruling issued on July 21, 2011, the Montana District Court determined that the Company will be required to obtain an “individual MPDES discharge permit” rather than a “general permit” as originally granted by the Montana DEQ. This permit relates specifically to storm water management during road reconstruction in Phase 1 of the mine project and not the ESA challenges that are currently being defended in the Ninth Circuit Court of Appeals. The Company will take steps to address the court’s concerns with the State agencies that are responsible for administration of the Montana Water Quality Act. A decision whether to appeal the District Courts’ decision will be made in consultation with the agencies in the coming weeks. The Company does not anticipate that this ruling will affect the overall timeline of project development and completion of a SEIS.

Although the Company believes that it will ultimately receive environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from developing the Rock Creek project which could result in the impairment and write-down of the carrying value related to the Rock Creek property.

d) Cabinet Resources Group, Inc. (plaintiff) v. Montana Department of Environmental Quality and Troy Mine, Inc. (defendants):

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Six months ended June 30, 2011 and 2010
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

9. Financial Instruments

At June 30, 2011, the Company had two forward contracts to sell 2.65 million pounds of copper at a price of $3.55 per pound and 0.180 million ounces of silver at an average price of $ 19.00 per ounce. These contracts mature at various dates from September, 2011 through February 2012. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at June 30, 2011 metal prices, would result in a liability of approximately $4.8 million.

10. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2011 and 2010 (thousands, except per-share amounts):

	Three and Six Months Ended
	June 30,
	2011	2010	2011	2010
Numerator
Net income (loss) for basic earnings per share	$7,924	$(1,141)	$5,076	$(318)
Gain on warrant derivative associated with dilutive warrants	(2,329)	--	(1,331)	--
Net income (loss) for diluted earnings per share	$5,595	$(1,141)	$3,745	$(318)
Denominator
Basic weighted average common shares	33,827,172	26,279,136	33,544,467	26,145,493
Dilutive stock options and warrants	1,535,678	--	1,619,002	--
Diluted weighted average common shares	35,362,850	26,279,136	35,163,469	26,145,493

Basic income (loss) per share	$0. 23	$(0.05)	$0.15	$(0.01)

Diluted income (loss) per share	$0.16	$(0.05)	$0.11	$(0.01)

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Note 10 – Earnings per share continued:

The gain on warrant derivative associated with dilutive warrants is deducted for diluted earnings per share purposes because the gain would not have been recognized had the warrants been converted at the beginning of the period.

Options to purchase 1,181,000 shares of our common stock were excluded from the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2011. As the exercise price of the options exceeded the average price of our stock during these periods and were anti-dilutive.

For the three months and six month periods ended June 30, 2010, options and warrants to purchase 5.9 million shares of our common stock were excluded from the computation of diluted earnings per share because there exercise prices exceeded the average price of our stock during the periods and were anti-dilutive.

Management’s Discussion and Analysis of Financial Condition and Results of Operations as at August 11, 2011

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month and six month periods ended June 30, 2011 should be read in conjunction with the unaudited interim financial statements and notes as at and for the three and six months ended June 30, 2011 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2010 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR.

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and unless otherwise stated, are presented in U.S. dollars. The Company issued its audited annual consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian GAAP and also provided a reconciliation on the differences between Canadian GAAP and U.S. GAAP in note 15 to those audited annual consolidated financial statements. The change in generally accepted accounting principles is described in note 2.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Six Months Ended June 30, 2011

As at August 11, 2011, the Company’s principal assets consisted of a 100% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 100% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

As at June 30, 2011 the Company increased cash and cash equivalents on hand by 68% to $14.7 million compared to $8.8 million at December 31, 2010. For the six month period ended June 30, 2011, the Company reported net profit of $5.1 million (which includes a $3.4 million non-cash charge for the issuance of stock options during the period and a $1.3 million gain on the valuation of warrant derivatives) or $0.15 income per share compared to a net loss of $0.3 million or $0.01 per share for the six months ended June 30, 2010.

For the three months ended June 30, 2011, we had net income of $7.9 million, or $0.23 per share compared to a net loss of $1.1, or $0.05 loss per share for the three months ended June 30, 2010. This increase is primarily due to improved metal grades and recoveries from increased production from the C Bed area. Silver production was 342,822 ounces, a 65% increase from the same period in 2010 and copper production was 3.03 million pounds, a 60% increase from the same period in 2010. Net income for the three months ended June 30, 2011, also included a $2.3 million gain on valuation of warrant derivatives.

Exploration efforts continued in and around the Troy Mine with additional resources added in the C Bed area.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the same period in 2010.

The major highlights for the quarter ended June 30, 2011, included:

  Silver production of 342,822 ounces and over 3.03 million pounds of copper production resulting in a 65% increase in silver and a 60% increase in copper compared to the same period in 2010. Improved silver and copper grades along with higher metal recoveries resulted from increased production from the C Bed area.
  The Company achieved record quarterly revenues at $18.8 million for the three months ended June 30, 2011.
  Cash cost per ounce of silver and per pound of copper improved significantly with the improved metal production. Cash costs for the second quarter of 2011 calculated on a net of by-product basis were $3.38 per ounce for silver and $0.73 per pound of copper.
  The successful exploration program in and around the Troy Mine continues to add ore resource, including an additional 1,157,946 tons of indicated resource at a grade of 1.07 opt silver and 0.41% copper in the C Bed mining horizon, approximately a 50% increase of the C Bed inferred resources that were reported January 8, 2011.
  The Company’s working capital has increased to $19.8 million at June 30, 2011, an 86% increase since December 31, 2010.
  Production during the second quarter of 2011 was on plan at 3,964 tons per day.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended June 30, 2011, with a comparison to the same three month period in 2010.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Tons milled	352,818	354,359
Tons milled per day	3,964	3,982
Copper grade (%)	0.52	0.33
Silver grade (opt)	1.14	0.70
Copper recovery (%)	82.0	81.0
Silver recovery (%)	85.0	84.0
Copper produced (lbs)	3,028,252	1,888,935
Silver produced (ozs)	342,822	207,948

Production during the second quarter of 2011 was on plan at 3,964 tons per day and very close to the production of 3,982 tons per day in the second quarter of 2010. Due to significantly higher metal grades from mining more production from the C Bed area, metal production was significantly improved. Copper production was higher at 3,028,252 pounds while silver production increased to 342,822 ounces as compared to 207,948 ounces of silver and 1,888,935 pounds of copper in the second quarter of 2010. Mining in the C Beds continued as planned and metal grades in the C Beds are also as expected. For the second quarter, ore grades increased 63% for silver and 58% for copper as compared to the second quarter of 2010. Although recoveries are still somewhat lower than plan of 87% for silver and 85% for copper, recoveries in the second quarter of 2011 improved to 85.04% for silver and 82.36% for copper compared to recoveries of 83.9% for silver and 80.7% for copper in the second quarter of 2010. Metallurgical studies evaluating grind size and non-sulfide content are continuing to determine if further modifications can be made to improve metal recoveries.

Financial Results:

a)	Revenue: For the second quarter of 2011 compared to the second quarter of 2010, revenue increased from $9.3 million to $18.8 million primarily due to the increase in the price of copper and silver and higher copper and silver production. During the quarter ended June 30, 2011, the LME price of copper and silver averaged $4.15 per pound and $38.17 per ounce, respectively, compared to average prices of $3.19 per pound and $18.32 per ounce in the second quarter of 2010. Due to the fixed pricing the Company had in place, the net price received for the metals was lower than the average prices during the period. Copper sales during the second quarter were 2.9 million pounds of copper and 315,396 ounces of silver. The physical metal sold represents an increase of 61% for copper and an increase of 65% for silver from the second quarter of 2010.

b)

Cost of Sales: The cost of sales increased by 13% in the second quarter when compared to the same period in 2010. A significant increase in treatment and refining charges, higher mining taxes due to increased revenues and a restructured production royalty were the primary reasons for this increase.

c)	General and administration costs: The 2011 increase during the quarter is primarily a result of higher legal and consulting fees along with a modest increase in investor relations expenditures.

d)

Gain on warrant derivatives: The $2.3 million gain on warrant derivatives reflects the change in fair value of this warrant derivative between March 31, 2011 and June 30, 2011. A lower closing share price and lower volatility reduced the fair value of the derivative liability.

e)

Net income: The Company recorded a net income of $7.9 million or $0.23 per share for the second quarter compared to net loss of $1.1 million or $0.05 per share in the second quarter of 2010. The primary reason for this increase is improved metal sales and favorable metals pricing.

The table below illustrates certain key operating statistics for Troy for the six months ended June 30, 2011, with a comparison to the same six month period in 2010.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Tons milled	644,508	733,951
Tons milled per day	3,621	4,123
Copper grade (%)	0.48	0.36
Silver grade (opt)	1.09	0.78
Copper recovery (%)	80.0	83.0
Silver recovery (%)	84.0	86.0
Copper produced (lbs)	5,026,662	4,345,125
Silver produced (ozs)	587,890	495,207

Financial Results:

a)	Revenue: For the first six months of 2011 compared to the same period in 2010, revenue increased from $21.4 million to $31.5 million primarily due to the increase in the price of copper and silver and higher copper and silver production. During the six months ended June 30, 2011, the LME price of copper and silver averaged $4.26 per pound and $34.92 per ounce, respectively, compared to average prices of $3.23 per pound and $17.62 per ounce in the first six months of 2010. Due to the fixed pricing the Company had in place, the net price received for the metals was lower than the average prices during the period. Copper sales were 4.9 million pounds of copper and 540,858 ounces of silver. The physical metal sold represents an increase of 12% for copper and an increase of 9% for silver from the first six months of 2010.

b)

Cost of Sales: The cost of sales increased by 7% in the first six months when compared to the same period in 2010. A significant increase in treatment and refining charges, higher mining taxes due to increased revenues and a restructured production royalty were the primary reasons for this increase.

c)

General and administration costs: The 2011 increase during the six month period is a result of non-cash stock option expense of $3.4 million compared to 2010 stock option expense of $0.9 million in 2010. The stock option expense was calculated by using the Black Scholes pricing model.

d)

Gain on warrant derivatives: The $1.3 million gain on warrant derivatives reflect the change in fair value of this warrant derivative between December 31, 2010 and June 30, 2011. A lower closing share price and lower volatility reduced the fair value of the derivative liability.

g)

Net income: The Company recorded a net income of $5.1 million or $0.15 per share for the first six months compared to net loss of $0.3 million or $0.01 per share in the same period 2010. The primary reason for this increase is improved metal sales and favorable metals pricing.

Summarized Financial Results by Quarter

	2009	2009	2010	2010	2010	2010	2011	2011
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Cu Production (million lbs)	1.9	2.0	2.5	1.9	2.3	2.1	2.0	3.0
Ag Production (000’s ozs)	251	253	287	208	277	235	245	343
Total Sales (millions)	$ 8.1	$8.1	$12.1	$9.3	$12.4	$13.2	$12.8	$18.8
Cash Flow from Operations(1) (millions)	$0.2	$0.3	$2.7	$0.8	$4.2	$4.7	$3.4	$7.4
Net Income (loss) (millions)	($1.1)	($0.9)	$0.8	($1.1)	$0.7	($1.3)	($2.8)	$7.9
EPS- Basic	($0.05)	($0.05)	$0.03	($0.05)	$0.00	($0.04)	($0.09)	$0.23
EPS- Fully diluted	($0.05)	($0.05)	$0.03	($0.05)	$0.00	($0.04)	($0.09)	$0.16
Cash and Cash Equivalents & Short term Investments ending (millions)	$2.5	$2.6	$3.7	$3.2	$6.6	$8.8	$10.2	$14.7
Total Assets ending (millions)	$74.4	$71.9	$74.8	$74.1	$79.4	$81.3	$83.4	$92.1
Total liabilities ending (millions)	$22.0	$19.8	$19.5	$19.8	$21.6	$20.3	$21.8	$18.4
Total Equity ending (millions)	$52.4	$52.1	$55.3	$54.2	$57.8	$60.3	$61.7	$73.7

(1) This is a non-GAAP measurement. These amounts reflect the net cash flow from the Troy Mine before capital spending and equipment payments and changes in working capital.

Financing Activities

During the first six months of 2011, the Company did not enter into any new capital leases. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease obligations	1,038	448	590
Long term Reclamation costs (undiscounted)	12,900	-	-	-	12,900
Total contractual obligations	13,938	448	590	-	12,900

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2011 and some may be renewed annually. The obligations in 2011 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At June 30, 2011, working capital was $19.8 million, including cash and cash equivalents of $14.7 million. At June 30, 2011, net concentrate receivable was $5.6 million compared to $3.4 million at December 31, 2010 and copper concentrate inventory (stated at cost) was $2.2 million compared to $0.6 million at December 31, 2010. The net realizable value or liquidation value of the concentrate inventory at June 30, 2011, was approximately $5.1 million.

At today’s copper and silver prices the Company is generating positive cash flow. Declines in copper and silver prices could erode the Company’s cash and working capital position. For the remainder of 2011, the Company has sold forward approximately 50% of copper production at an average price of $3.55 per pound and approximately 25% of silver production at an average price of $19.00 per ounce. (see “Off Balance Sheet Arrangements”)

Off Balance Sheet Arrangements

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

The Company has forward contracts to sell 2.65 million pounds of copper and 0.180 million ounces of silver at fixed prices of $3.55 per pound and $19.00 per ounces, respectively, which have been designated as normal purchase and sales contracts. The fair value of these contracts at June 30, 2011, is a liability of $4.8 million which is not recognized in the balance sheet (see Financial instruments, hedging activities and other instruments).

Related Party Transactions

There were no related party transactions during the first six months of 2011.

Proposed Transactions

There were no proposed transactions during the first six months of 2011.

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

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over six years and have not yet attained a consistent record of profitability. In the first six months of 2011 we incurred net income of $5.1 million on revenues of $31.5 million. For the 2010 year, we incurred a loss of $0.6 million on revenues of $47.0 million. In 2009, we incurred a loss of $3.7 million on $29.5 million in revenues. In 2008, we incurred a loss of $6.7 million on revenues of $35.9 million. In 2007, we earned approximately $0.9 million on revenues of approximately $39 million. Our loss in 2009 and 2008 was primarily a result of a rapid decrease in copper and silver pricing during the second half of 2008 and lower than expected metals production.

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

We presently do not have the financial resources to develop Rock Creek. At June 30, 2011 we had cash and cash equivalents and short term investments of $14.7 million. We do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop a mine or begin mining operations should it prove feasible to do so. The estimated capital cost of constructing a mine at Rock Creek is in the range of $250 to $275 million and could change materially.

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

Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as the strength of the United States dollar, global and regional industrial demand, and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices have fluctuated from a low of $0.71 per pound in 2002 to a high of $4.48 per pound in 2011, and world average annual silver prices have fluctuated from a low of $3.95 per ounce in 1992 to a high of $41.96 per ounce in 2011. As at June 30, 2011, we have contracts outstanding to sell 2.65 million pounds of copper at an average price of $3.55 per pound and 180,000 ounces of silver at an average price of $19.00. These contracts mature at various dates from September 2011 to February 2012.

Currency fluctuations will affect our competitiveness. The price of copper and silver are denominated in U.S. dollars even though most production originates in countries whose currencies are independently valued. Fluctuations in the value of the U.S. dollar relative to the values of these host country currencies could affect the competitiveness of our operations.

Accounting Changes

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars. Revett Minerals Inc. (the Company) issued its audited annual consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian GAAP and also provided a reconciliation on the differences between Canadian GAAP and U.S. GAAP in note 15 to those audited annual consolidated financial statements. Effective January 1, 2011, the Company began presenting its financial statements in accordance with US GAAP and prior period financial statements were restated to be presented in accordance with US GAAP. All financial information stated herein has been presented in accordance with US GAAP.

Future accounting changes

There were no new pronouncements issued by the FASB that may materially impact the Company’s consolidated financial statements for future periods.

Financial Instruments, Hedging Activities and Other Instruments

The largest market risk the Company is exposed to are changes in the prices of copper and silver which will have a significant effect on revenue, cash flow and the value of concentrate receivables or payables because a significant portion of the Company’s sales are subject to a future pricing mechanism. Changes in metal prices will change both revenue and the value of concentrate receivables or payables. The Company does have a hedging policy which permits the Company to fix the sales price of concentrate to be produced in the future or for which concentrate has been sold and for which final settlement has not occurred.

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

As at June 30, 2011, the Company had contracts outstanding to sell 2.65 million pounds of copper at an average price of $3.55 per pound and 180,000 ounces of silver at an average price of $19.00. These contracts mature at various dates from September, 2011 to February, 2012. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts.

Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at June 30, 2011 metal prices, would result in a liability of approximately $4.8 million.

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

During the six months ended June 30, 2011, we reported sales revenue of $31.5 million on sales of approximately 4.9 million pounds of payable copper and 0.54 million ounces of payable silver. During this period copper and silver prices averaged $4.26 per pound and $34.92 per ounce respectively. Had the price of copper or silver changed by $1.00 each, revenue would have changed by approximately $2.1 million.

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $1.9 million of our cash equivalents are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in Canadian dollars which exposes us to some foreign exchange risk.

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

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at June 30, 2011 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is 28 gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

The Company has evaluated the effectiveness of the design of internal controls over financial reporting and concluded they are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements as at June 30, 2011.

Changes in Internal Controls. During the second quarter of 2011, no changes occurred in the Company’s internal control over financial reporting that have affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II: Other Information
Legal proceedings

Refer to Note 8 (b) in the June 30, 2011 financial statements which discusses the changes with regards to Legal proceedings from that reported in the December 31, 2010 Form 10-K.

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

REVETT MINERALS INC.

Date: August 11, 2011	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: August 11, 2011	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer