Form 10-Q/A
period 2011-06-30
Revett Minerals Inc.
filed 2011-08-24
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q/A

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ x ] No[ ]

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

EXPLANATORY NOTE

The purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T and also to correct two rounding errors as well as a discrepancy between the Consolidated Statements of Cash Flows and the Consolidated Statements of Operations and Comprehensive Income. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three and six months ended June 30, 2011 and 2010
(expressed in thousands of United States dollars)
(unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
		(recast – note 2(a))		(recast – note 2(a))

Cash flows from operating activities:
Net income (loss) for the period	$7,924	$(1,141)	$5,076	$(318)
Adjustment to reconcile net income to net cash used by operating activities
Depreciation and depletion	722	706	1,306	1,421
Accretion of reclamation and remediation liability	169	173	338	347
Accretion of debt	-	60	-	118
Foreign exchange loss	12	39	22	31
Stock based compensation	12	21	3,389	863
Loss on disposal of fixed assets	-	-	2	-
Future income tax expense (recovery)	1,485	-	1,864	-
Gain on warrant derivative	(2,329)	-	(1,331)	-
Accrued interest from reclamation trust fund	(2)	(7)	(9)	(16)
Amortization of prepaid insurance premium	32	41	59	88
Gain on settlement of forward contracts	-	(734)	-	(734)
Changes in:
Concentrate settlement and other receivables	(3,314)	837	(2,512)	(565)
Inventories	(602)	163	(1,490)	142
Prepaid expenses and deposits	19	61	(78)	(246)
Accounts payable and accrued liabilities	816	1,091	952	1,066
Net cash provided by operating activities	4,944	1,310	7,588	2,197

Cash flows from investing activities:
Purchase of available for sale securities	(730)	-	(730)	-
Other long term assets	119	-	120	-
Purchase of plant and equipment	(388)	(1,709)	(1,559)	(2,568)
Net cash provided (used) by investing activities	(999)	(1,709)	(2,169)	(2,568)

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	739	31	869	1,257
Repayment of debt	-	(16)	-	(16)
Repayment of capital leases	(174)	(156)	(352)	(311)
Net cash provided (used) by financing activities	565	(141)	517	930

Effects of foreign exchange on cash held
In foreign currencies	(13)	(39)	(22)	(31)

Net increase (decrease) in cash and cash equivalents	4,497	(579)	5,914	528
Cash and cash equivalents, beginning of period	10,183	3,729	8,766	2,622
Cash and cash equivalents, end of period	$14,680	$3,150	$14,680	$3,150

Supplementary cash flow information:
Cash paid for interest expense	$18	$67	$38	$137
Non cash transactions:
Common stock issued to acquire a royalty right (note 8 (b))	-	-	676	-
Debt repayment from settlement of forward contracts	-	734	-	734
Shares issued for compensation	-	-	65	359
Acquisition of plant and equipment under capital lease	-	-	-	44

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

Not Applicable

Item #3: Defaults Upon Senior Securities

Not Applicable

Item #4: Submission To A Vote of Securities Holders

Not Applicable.

Item #5: Other Information

Not Applicable

Item #6: Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act *

101	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Filed with this Form 10-Q/A for Revett Minerals Inc..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVETT MINERALS INC.

Date: August 23, 2011	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: August 23, 2011	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer