Form 10-Q
period 2011-09-30
Revett Minerals Inc.
filed 2011-11-14
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO__________.

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
[   ] yes     [X] No

At November 14, 2011 34,050,936 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at September 30, 2011 and December 31, 2010
(expressed in thousands of United States dollars)
(unaudited)

	September 30,	December 31, 2010
	2011	(recast – note 2(a))
Assets
Current Assets
Cash and cash equivalents	$19,890	$8,766
Concentrate settlement and other receivable	2,594	3,553
Inventories (note 3)	7,516	3,674
Prepaid expenses and deposits	336	392
Total current assets	30,336	16,385
Property, plant, and equipment (net) (note 4)	57,355	57,444
Restricted cash (note 8 (a))	6,514	6,498
Available for sale securities (note 5)	1,669	-
Other long term assets	825	931

Total assets	$96,699	$81,258

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$2,542	$2,624
Payroll liabilities	1,084	547
Income, property and mining taxes	2,053	1,398
Royalty payable	823	544
Current portion of capital lease obligations	373	624
Total current liabilities	6,875	5,737

Long-term portion of capital lease obligations	500	768
Reclamation and remediation liability (note 8 (a))	8,452	7,946
Future income taxes	3,532	-
Warrant derivative liability (note 6)	953	5,876
Total liabilities	20,312	20,327

Temporary equity – shares redeemable at option of holder (note 8 (b))	-	676
Total liabilities and temporary equity	20,312	21,003

Shareholders' equity
Preferred stock, no par value, unlimited authorized, nil issued and outstanding Common stock, no par value unlimited authorized, 34,050,936 (December 31, 2010- 33,177,884) shares issued and outstanding (note 7)	72,840	69,190
Contributed surplus	11,873	5,842
Accumulated other comprehensive income	(272)	-
Deficit	(8,054)	(14,777)
	76,387	60,255
Commitments and contingencies (note 8)

Total liabilities and shareholders’ equity	$96,699	$81,258

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive Income
Three and nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September 30,	September 30, 2010	September 30,	September 30, 2010
	2011	(recast – note 2(a))	2011	(recast – note 2(a))
Revenues	$16,706	$12,402	$48,226	$33,851

Expenses:
Cost of sales (note 3)	9,654	8,577	28,173	25,966
Depreciation and depletion	812	700	2,118	2,120
Exploration and development	632	131	1,139	405
General & administrative:
Stock based compensation	30	-	3,418	863
Other	1,075	715	2,826	1,923
Accretion of reclamation and remediation liability	169	173	506	520
	12,372	10,296	38,180	31,797
Income from operations	4,334	2,106	10,046	2,054

Other income (expenses):
Interest expense	(6)	(99)	(33)	(346)
Interest and other income	91	36	169	84
Gain (loss) on warrant derivatives (note 6)	239	(1,372)	1,571	(1,372)
Foreign exchange gain (loss)	(7)	36	(27)	4
Total other income (expenses)	317	(1,399)	1,680	(1,630)

Net income before income taxes	4,651	707	11,726	424

Income tax recovery (expense)
Current income tax	(124)	(51)	(258)	(88)
Future income tax	(1,668)	-	(3,532)	-

Net income	$2,859	$656	$7,936	$336
Other comprehensive income:
Unrealized loss on marketable securities	(292)	-	(272)	-

Comprehensive income	$2,567	$656	$7,664	$336

Basic income per share (note 10)	$0.08	$0.02	$0.24	$0.01

Diluted income per share (note 10)	$0.07	$0.02	$0.18	$0.01

Weighed average number of shares outstanding	34,022,762	27,491,412	33,705,651	26,597,655

Weighted average number of diluted shares outstanding	35,373,150	32,069,168	35,237,343	32,225,175

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three and nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars)
(unaudited)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Cash flows from operating activities:
Net income (loss) for the period	$2,859	$656	$7,936	$336
Adjustment to reconcile net income to net cash used by operating activities
Depreciation and depletion	812	700	2,118	2,120
Accretion of reclamation and remediation liability	169	173	506	520
Accretion of debt	-	49	-	168
Foreign exchange loss (gain)	8	(36)	27	(4)
Stock based compensation	30	-	3,418	863
Loss on disposal of fixed assets	-	-	2	-
Future income tax expense (recovery)	1,668	51	3,532	-
Gain on warrant derivative	(239)	1,372	(1,571)	1,372
Accrued interest from reclamation trust fund	(7)	(12)	(16)	(28)
Amortization of prepaid insurance premium	36	40	95	127
Gain on settlement of forward contracts	-	-	-	(734)
Changes in:
Concentrate settlement and other receivables	3,471	(1,253)	959	(1,033)
Inventories	(2,353)	141	(3,842)	283
Prepaid expenses and deposits	134	113	56	(132)
Accounts payable and accrued liabilities	495	(728)	1,454	(388)
Net cash provided by operating activities	7,083	1,266	14,674	3,470

Cash flows from investing activities:
Purchase of available for sale securities	(1,211)	-	(1,941)	-
Other long term assets	(109)	-	11	-
Purchase of plant and equipment	(472)	(1,701)	(2,031)	(4,269)
Net cash provided (used) by investing activities	(1,792)	(1,701)	(3,961)	(4,269)

Cash flows from financing activities:
Proceeds form the issuance of common stock, net	88	4,106	956	5,363
Repayment of debt	-	(142)	-	(158)
Repayment of capital leases	(162)	(153)	(518)	(464)
Net cash provided (used) by financing activities	(74)	3,811	438	4,741

Effects of foreign exchange on cash held In foreign currencies	(7)	36	(27)	4

Net increase in cash and cash equivalents	5,210	3,412	11,124	3,946
Cash and cash equivalents, beginning of period	14,680	3,156	8,766	2,622
Cash and cash equivalents, end of period	$19,890	$6,568	$19,890	$6,568

Supplementary cash flow information:
Cash paid for interest expense	$23	$53	$61	$191
Non cash transactions:
Common stock issued to acquire a royalty right (note 8 (b))	-	-	676	-
Debt repayment from settlement of forward contracts	-	-	-	734
Shares issued for compensation	-	-	65	359
Acquisition of plant and equipment under capital lease	-	-	-	42

See accompanying notes to interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Nine months ended September 30, 2011 and the year ended December 31, 2010
(expressed in thousands of United States dollars except for number of shares)
(unaudited)

				Accumulated
	Common Shares		Contributed	Comprehensive
	Shares	Amount	Surplus	Income		Deficit	Total
					$
Balance, December 31, 2009 (recast – note 2(a))	25,195,723	$60,312	$4,714	$-		(14,163)	$50,863
Issue of units for cash	2,908,545	2,940	913	-		-	3,853
Issue of shares for cash	722,780	1,147	-	-		-	1,147
Issue of shares for the settlement of accounts payable	166,836	359	-	-		-	359
Issue of shares for exercise of warrants	3,492,500	3,621	(875)	-		-	2,746
Issue of shares for exercise of options	691,500	811	(301)	-		-	510
Warrants issued on settlement of legal action	-	-	366	-		-	366
Stock-based compensation on options Granted	-	-	1,025	-		-	1,025
Net loss for the period	-	-	-	-		(614)	(614)
Balance, December 31, 2010 (recast note 2 (a))	33,177,884	69,190	5,842	-		(14,777)	60,255

Issued on exchange of shares (Note 8(b))	275,000	1,889	-	-		(1,213)	676
Issue of shares for services	13,052	65	-	-		-	65
Issue of shares for exercise of options and Warrants	585,000	1,696	(740)	-		-	956
Warrants reclassified from derivative Liability (note 6)	-	-	3,353	-		-	3,353
Unrealized loss on marketable securities	-	-	-	(272)		-	(272)
Stock-based compensation on option grant	-	-	3,418	-		-	3,418
Net income for the period	-	-	-	-		7,936	7,936

Balance, September 30, 2011	34,050,936	$72,840	$11,873	$(272)		$(8,054)	$76,387

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of September 30, 2011, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2011 and 2010. The operating and financial results for Revett Minerals for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

2. Changes affecting fiscal 2011 consolidated financial statements and Future accounting Changes:

(a) Changes in generally accepted accounting policies:

The Company historically prepared its consolidated financial statements in conformity with Canadian GAAP and provided a supplemental reconciliation to U.S. GAAP. Effective January 1, 2011, the Company adopted U.S. GAAP as its accounting framework for its consolidated financial statements. These unaudited consolidated interim financial statements, including related notes, have therefore been prepared in accordance with U.S. GAAP. All comparative financial information contained herein has been recast to reflect the Company’s results as if the Company had historically reported in accordance with U.S. GAAP. The adjustments resulted in an increase in deficit of $3.8 million, an increase in assets of $3.4 million, an increase in liabilities of $5.9 million, an increase in temporary equity of $0.7 million, a decrease in common stock of $0.7 million, and an increase in contributed surplus $1.3 million, all at January 1, 2011. These differences are outlined in our annual consolidated financial statements for the year ended December 31, 2010 in note 15. In addition, net loss for the three and nine months ended September 30, 2010 was increased by $1.5 million and $1.7 million, respectively.

There were no recent amendments by the Financial Accounting Standards Board (“FASB”) to the Accounting Standards Codification that materially impacted the Company’s consolidated financial statements or disclosures for the nine months ended September 30, 2011.

(b) Future accounting changes

There were no new pronouncements issued by the FASB that are expected to materially impact the Company’s consolidated financial statements for future periods.

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	September 30, 2011	December 31, 2010

Concentrate inventory	$4,230	$567
Material and supplies	3,286	3,107
	$7,516	$3,674

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Cost of sales for the three and nine months ended September 30, 2011 and 2010 is comprised of the following:

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
Nature of expense	September 30,	September 30,	September30,	September 30,
	2011	2010	2011	2010

Raw materials and
consumables used	$4,375	$2,501	$12,229	$8,794
Labor costs	3,685	3,050	10,562	9,304
Other costs	3,663	2,748	9,045	7,409
Net change in concentrate
inventories	(2,069)	278	(3,663)	459
	$9,654	$8,577	$28,173	$25,966

4. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	Sept. 30, 2011	Dec. 31, 2010

Troy:
Property acquisition and development costs	$14,079	$13,652
Plant and equipment	14,400	13,730
Buildings and structures	3,066	2,846
	31,545	30,228
Rock Creek:
Property acquisition costs	34,895	34,822
Other, corporate	4,260	3,685
Other, mineral properties	118	118
	70,818	68,853
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(6,339)	(5,307)
Troy plant and equipment	(5,856)	(5,032)
Troy buildings and structures	(1,172)	(977)
	(13,367)	(11,316)
Other corporate assets	(96)	(93)
	(13,463)	(11,409)
	$57,355	$57,444

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

5. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets (Level 1 in the fair value hierarchy). The following table summarizes the Company’s available for sale securities:

	September 30, 2011	December 31, 2010
Cost	$1,941	$-
Unrealized loss	(272)
Fair value	$1,669	$-

6. Warrant derivative liability

Some of the Company’s issued and outstanding common share purchase warrants have exercise price denominated in a foreign currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a gain of $1.6 million from the change in fair value of the warrants for the nine months ended September 30, 2011 (September 30, 2010 - $ 1.4 million loss). On June 30, 2011, the Company and a warrant holder agreed to modify the terms of 1.1 million warrants to change the Canadian dollar exercise price to a US dollar exercise price. As a result, these warrants no longer require treatment as a derivative liability. The fair value of these warrants on the date of the modification was $3.4 million and was reclassified to contributed surplus.

The following table presents the reconciliation of the fair value of the warrants:

	For the three	For the three	For the nine	For the nine
	months	months	months	months
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010

Balance, beginning of Period	$1,192	$1,209	$5,876	$1,209
Loss (gain) on derivatives	(239)	1,372	(1,571)	1,372
Warrants reclassified to contributed surplus	-	-	(3,352)	-
Balance, end of period	$953	$2,581	$953	$2,581

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at September 30, 2011: weighted average risk-free interest rate 0.25%, weighted average volatility 74.4%, expected dividend yield – nil, and weighted average expected life (in years) 1.9. At December 31, 2010: weighted average risk-free interest rate 1.02%, weighted average volatility 113%, expected dividend yield – nil, and weighted average expected life (in years) 2.7. The fair value estimate is classified as level 2 in the fair value hierarchy.

7. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights. At September 30, 2011, the Company had 34,050,936 shares of common stock outstanding.

During the first nine months ended September 30, 2011, the Company issued 275,000 common shares with a fair value of $1.2 million to acquire a right to convert certain shares into a 2% royalty interest on future Rock Creek production (note 8(b)), issued 13,052 shares for compensation to directors in the amount of $ 0.07 million; issued 345,000 common shares on exercise of stock options for cash proceeds of $0.5 million, and issued 240,000 common shares on exercise of warrants for cash proceeds of $0.5 million.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At September 30, 2011, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue 3,345,374 shares of common stock as at September 30, 2011 and 1,882,500 options are issued and outstanding. There were 930,000 stock options granted during the nine months ended September 30, 2011 with an average exercise price of $4.97, and average expected life of 4.5 years. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 0.87% - 2.07%, volatility of 95% - 96% and an expected life of the options of 3 – 5 years to calculate the fair values of these options. During the nine months ended September 30, 2011, 9,500 options were cancelled or expired and 345,000 options were exercised. As at September 30, 2011, the intrinsic value of options outstanding and exercisable was $1.6 million. As at September 30, 2011 and 2010, there was no unrecognized compensation cost related to unvested stock options.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

As at September 30, 2011, the following stock options were outstanding:

Options	Options	Exercise	Expiry
Granted	Exercisable	Price	Date

169,000	169,000	5.50 CDN	October 4, 2011
5,000	5,000	7.25 CDN	December 4, 2011
90,000	90,000	5.55 CDN	January 10, 2012
8,000	8,000	5.75 CDN	March 5, 2012
6,000	6,000	3.00 CDN	April 29, 2013
10,000	10,000	2.50	November 1, 2013
35,000	35,000	4.30	December 13, 2013
10,000	10,000	4.45	February 25, 2014
132,500	132,500	0.52 CDN	March 31, 2014
30,000	30,000	0.45 CDN	April 27, 2014
110,000	110,000	0.45	September 10, 2014
15,000	15,000	1.05	November 2, 2014
30,000	30,000	1.65	December 30, 2014
279,000	279,000	2.15	March 15, 2015
20,000	20,000	1.50	June 17, 2015
20,000	20,000	2.50	November 1, 2015
900,500	900,500	4.98	March 21, 2016
2,500	2,500	5.93	April 8, 2016
10,000	10,000	4.17	September 12, 2016
1,882,500	1,882,500	3.81

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at September 30, 2011 for the purchase of common shares of Revett Minerals.

	WARRANT	SUMMARY	TABLE

	Number	Exercise price	Expiry

Revett Minerals	60,000	CDN$ 2.50	October 20, 2011
Revett Minerals	136,291	CDN $1.75	August 24, 2013
Revett Minerals	244,836	CDN $ 1.75	August 31, 2013
Revett Minerals	1,071,427	$ 1.81	August 24, 2013
	1,512,554

During the nine months ended September 30, 2011, 240,000 warrants were exercised and 117,332 warrants expired.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

8. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Nine months ended	Year ended
	September 30, 2011	Dec. 31, 2010

Reclamation and remediation liability beginning of period	$7,946	$8,166
Reduction in present value of liability due to mine life extension	-	(914)
Accretion expense, year to date	506	694
Ending balance	$8,452	$7,946

As at September 30, 2011, the Company has $6.5 million in restricted cash which is collateral for the reclamation bond at the Troy Mine.

b) Kennecott Royalty Option

During 2002, Kennecott and Revett Silver, a wholly owned subsidiary of the Company, agreed to amend the February 21, 2000 Asset Purchase and Sale Agreement pursuant to which Revett Silver acquired Kennecott’s interest in Troy and Rock Creek. Among other things, the amendment granted Kennecott the right to acquire a 2% net smelter return royalty (the NSR royalty) from the sale of metals from a defined area of the Company's Rock Creek property anytime until the later of one year after Rock Creek achieves 80% of designed commercial capacity production or December 31, 2015. Kennecott was required to surrender 450,000 shares of the Company's common shares previously issued to acquire the NSR royalty. On March 21, 2011, the Company purchased the right to convert the 450,000 shares to a 2% net smelter royalty interest on future Rock Creek production that was previously owned by Kennecott in exchange for the issue of an additional 275,000 of its common shares. The exchange was accounted for as an exchange of the original 450,000 common shares with a conversion feature for 725,000 common shares without a conversion feature. The carrying value of the original 450,000 shares of $676,000 has been transferred from temporary equity to share capital. The fair value of the additional 275,000 common shares was $1,213,000 and has been recorded in accumulated deficit as an equity transaction.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

c) Rock Creek Developments

On May 29, 2010, the US District Court ruled that the United States Forest Service's (USFS) decision to approve the Rock Creek project is vacated and the 2003 Record of Decision (RoD) and 2001 Final Environmental Impact Statement (FEIS) are set aside and remanded to the USFS for further action. Based on the Company's review of the judgment, the Company does not believe that the judgment prevents the Company from developing the Rock Creek project but it will delay such development until the Company is able to satisfactorily address the Court’s concerns

Although the District Court remanded the FEIS and RoD back to the USFS based on issues related to the National Enviromental Policy Act (“NEPA”), the USFS prevailed on the issues related to the Endangered Species Act (ESA). Subsequently several environmental groups appealed that portion of the District Court’s May 2010 ruling to the Ninth Circuit. Oral arguments were held July 14, 2011 in front of the Ninth Circuit, in Portland, Oregon, the litigation of Rock Creek Alliance, et al versus the USFWS. We are currently waiting for a ruling from the Ninth Circuit

Since May 2010, Revett has been working with USFS to satisfy those issues identified in the Court’s Opinion. In cooperation with the U.S. Forest Service, a Supplemental EIS (SEIS) study is to be completed to correct the NEPA deficiencies identified by the Court and the USFS has appointed a contractor for completion of the SEIS.

In a ruling issued on July 21, 2011, the Montana District Court determined that the Company will be required to obtain an “individual Montana Pollutant Discharge Elimination Systems (MPDES) discharge permit” rather than a “general permit” as originally granted by the Montana DEQ. This permit relates specifically to storm water management during road reconstruction in Phase 1 of the mine project and not the ESA challenges that are currently being defended in the Ninth Circuit Court of Appeals. The Company will take steps to address the court’s concerns with the State agencies that are responsible for administration of the Montana Water Quality Act. A decision whether to appeal the District Courts’ decision will be made in consultation with the agencies in the coming weeks. The Company does not anticipate that this ruling will affect the overall timeline of project development or completion of the SEIS.

Although the Company believes that it will ultimately receive environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from developing the Rock Creek project which could result in the impairment and write-down of the carrying value related to the Rock Creek property.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

d) Cabinet Resources Group, Inc. (plaintiff) v. Montana Department of Environmental Quality and Troy Mine, Inc. (defendants):

The plaintiff’s suit alleges that Troy is being operated in violation of the Montana Metal Mine Reclamation Act (“MMRA”) because of deficiencies in its reclamation plan and that all of the defendants have violated the Montana Constitution and various state statutes and regulations by allowing such operations to continue. The plaintiff seeks a declaration that the Troy operating permit and reclamation plan are void and invalid; alternatively it seeks a writ of mandamus from the court requiring the DEQ to enforce the MMRA and presumably suspend or revoke Troy’s operating permit, declare a forfeiture of the Company’s performance bond and enjoin the Company from further operations at Troy pending approval of a new reclamation plan. The Company believes this action is without merit, particularly in view of the on-going completion of an EIS on the mine reclamation plan with the USFS and DEQ at Troy and the increased performance bonds provided to the DEQ. The Court has indicated that it will not set a trial date until DEQ has completed its required review of the reclamation plan. The Company is vigorously defending itself with respect to this action.

9. Financial Instruments

At September 30, 2011, the Company had three forward contracts to sell 3.97 million pounds of copper at an average price of $3.85 per pound and 0.09 million ounces of silver at an average price of $19.00 per ounce. Two of these contracts which have an average forward price of $3.55 for copper and $19.00 for silver mature at various dates ending in February, 2012. The forward contract which has an average price of $4.00 for copper matures at various dates from March, 2012, through February, 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at September 30, 2011 metal prices, would result in a gain of approximately $1.4 million.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and Nine months ended September 30, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

	Three and Nine Months Ended
	September 30,
	2011	2010	2011	2010
Numerator
Net income for basic earnings per share	$2,859	$656	$7,934	$336
Gain on warrant derivative associated with dilutive warrants	(239)	-	(1,571)	-
Net income (loss) for diluted earnings per share	$2,620	$656	$6,363	$336
Denominator
Basic weighted average common shares	34,022,762	27,491,412	33,705,651	26,597,655
Dilutive stock options and warrants	1,350,388	2,774,886	1,531,693	2,613,987
Diluted weighted average common shares	35,373,150	30,266,298	35,237,343	29,211,642

Basic income per share	$0. 08	$0.02	$0.24	$0.01

Diluted income per share	$0.07	$0.02	$0.18	$0.01

For the three and nine month periods ended September 30, 2011, the gain on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the gain would not have been recognized had the warrants been converted at the beginning of the period.

Options to purchase 1,185,000 and 1,175,000 shares of our common stock were excluded from the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2011, respectively. The exercise price of these options exceeded the average price of our stock during these periods and were anti-dilutive.

For the three months and nine month periods ended September 30, 2010, options and warrants to purchase 2,588,286 and 2,542,286 shares, respectively, of our common stock were excluded from the computation of diluted earnings per share because their exercise prices exceeded the average price of our stock during the periods and were anti-dilutive.

Management’s Discussion and Analysis of Financial Condition and Results of Operations as at November 14, 2011

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three and nine month periods ended September 30, 2011 should be read in conjunction with the unaudited interim financial statements and notes as at and for the three and nine months ended September 30, 2011 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2010 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR.

The unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and unless otherwise stated, are presented in U.S. dollars. The Company issued its audited annual consolidated financial statements for the year ended December 31, 2010 in accordance with Canadian GAAP and also provided a reconciliation on the differences between Canadian GAAP and U.S. GAAP in note 15 to those audited annual consolidated financial statements. The change in generally accepted accounting principles is described in note 2 to the unaudited interim consolidated financial statements.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview

As at November 14, 2011, the Company’s principal assets consisted of a 100% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 100% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

As at September 30, 2011, the Company increased cash and cash equivalents on hand by 127% to $19.9 million compared to $8.8 million at December 31, 2010. For the nine month period ended September 30, 2011, the Company reported net profit of $7.9 million (which includes a $3.4 million non-cash charge for the issuance of stock options during the period and a $1.6 million gain on the valuation of warrant derivatives) or $0.24 per share compared to a net income of $0.3 million or $0.01 per share for the nine months ended September 30, 2010.

For the three months ended September 30, 2011, we had net income of $2.9 million, or $0.08 per share compared to a net income of $0.7 million or $0.02 per share for the three months ended September 30, 2010. This increase is primarily due to improved metal grades from increased production from the C Bed area and improved recoveries from modifications in the mill circuit. Silver production was 402,700 ounces, a 45% increase from the same period in 2010 and copper production was 3.27 million pounds, a 39% increase from the same period in 2010.

Exploration efforts continued in and around the Troy Mine with additional resources added in the C Bed area.

Results of Operations for the Three Months Ended September 30, 2011 Compared to the same period in 2010.

The major highlights for the quarter ended September 30, 2011, included:

  Silver production of 402,700 ounces and over 3.27 million pounds of copper production resulting in a 45% increase in silver production and a 39% increase in copper production compared to the same period in 2010. Improved silver and copper grades along with higher metal recoveries resulted from increased production from the C Bed area and process improvements in the mill.
  The Company achieved revenues of $16.7 million for the three months ended September 30, 2011.
  Mill throughput of 4,370 tons per day and silver production at 402,700 ounces are the highest quarterly numbers since the mine reopened in late 2004.
  The successful exploration program in and around the Troy Mine continues to add ore resource, including an additional 1,157,946 tons of indicated resource at a grade of 1.07 opt silver and 0.41% copper in the C Bed mining horizon, approximately a 50% increase of the C Bed inferred resources that were reported January 8, 2011.
  The Company’s working capital has increased to $23.5 million at September 30, 2011, a 121% increase since December 31, 2010

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended September 30, 2011, with a comparison to the same three month period in 2010.

	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010
Tons milled	393,341	352,296
Tons milled per day	4,370	3,914
Copper grade (%)	0.49	0.44
Silver grade (opt)	1.18	0.95
Copper recovery (%)	84.5	76.6
Silver recovery (%)	86.9	83.2
Copper produced (lbs)	3,272,526	2,347,643
Silver produced (ozs)	402,700	277,437

Production during the third quarter of 2011 was above plan at 4,370 tons per day and higher than the production of 3,914 tons per day in the third quarter of 2010. Due to significantly higher tonnage and metal grades from mining in the C Bed area, metal production was significantly improved. Copper production was higher at 3,272,526 pounds while silver production increased to 402,700 ounces as compared to 277,437 ounces of silver and 2,347,643 pounds of copper in the third quarter of 2010. Mining in the C Beds continued as planned and metal grades in the C Beds are also as expected. For the third quarter, ore grades increased 24% for silver and 12% for copper as compared to the third quarter of 2010. Although recoveries are still somewhat lower than plan of 87% for silver and 86% for copper, recoveries in the third quarter of 2011 improved to 86.9% for silver and 84.5% for copper compared to recoveries of 83.2% for silver and 76.6% for copper in the third quarter of 2010.

Financial Results:

a)

Revenue: For the third quarter of 2011 compared to the third quarter of 2010, revenue increased from $12.4 million to $16.7 million primarily due to the increase in the price of copper and silver and higher copper and silver production. During the quarter ended September 30, 2011, the LME price of copper and silver averaged $4.08 per pound and $38.79 per ounce, respectively, compared to average prices of $3.29 per pound and $18.96 per ounce in the third quarter of 2010. Due to the fixed pricing the Company had in place, the net price received for the metals was lower than the average prices during the period at $3.78 for copper and $31.04 for silver. Sales during the third quarter were 2.6 million pounds of copper and 295,325 ounces of silver.

b)

Cost of Sales: The cost of sales increased by 13% in the third quarter when compared to the same period in 2010. Higher mining taxes due to increased revenues and a restructured production royalty were the primary reasons for this increase.

c)	General and administration costs: The 2011 increase during the quarter is primarily a result of higher legal and consulting fees along with an increase in investor relations expenditures.

d)

Gain on warrant derivatives: The $0.2 million gain on warrant derivatives reflects the change in fair value of this warrant derivative between June 30, 2011 and September 30, 2011. A lower closing share price and lower volatility reduced the fair value of the derivative liability.

e)

Net income: The Company recorded a net income of $2.9 million or $0.08 per share for the third quarter compared to net income of $0.7 million or $0.01 per share in the third quarter of 2010. The primary reason for this increase is improved metal sales and favorable metals pricing.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the same period in 2010.

The table below illustrates certain key operating statistics for Troy for the nine months ended September 30, 2011, with a comparison to the same nine month period in 2010.

	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010
Tons milled	1,037,849	1,086,247
Tons milled per day	3,873	4,053
Copper grade (%)	0.49	0.38
Silver grade (opt)	1.12	0.84
Copper recovery (%)	82.0	81.0
Silver recovery (%)	85.0	85.0
Copper produced (lbs)	8,299,188	6,692,768
Silver produced (ozs)	990,590	772,644

Financial Results:

a)

Revenue: For the nine months ended September 30, 2011 compared to the same period in 2010, revenue increased from $33.9 million to $48.2 million primarily due to the increase in the price of copper and silver and higher copper and silver production. During the nine months ended September 30, 2011, the LME price of copper and silver averaged $4.20 per pound and $36.21 per ounce, respectively, compared to average prices of $3.42 per pound and $20.16 per ounce in the first nine months of 2010. Due to the fixed pricing the Company had in place, the net price received for the metals was lower than the average prices during the period at $3.80 for copper and $30.35 for silver. Sales during the nine months were 6.9 million pounds of copper and 780,716 ounces of silver.

b)

Cost of Sales: The cost of sales increased by 9% in the first nine months when compared to the same period in 2010. Higher mining taxes due to increased revenues and a restructured production royalty were the primary reasons for this increase.

c)

General and administration costs: The 2011 increase during the nine month period is a result of non-cash stock option expense of $3.4 million compared to 2010 stock option expense of $0.9 million in 2010. The stock option expense was calculated by using the Black Scholes pricing model. The 2011 increase during the first nine months is primarily a result of higher legal and consulting fees along with an increase in investor relations expenditures.

d)

Gain on warrant derivatives: The $1.6 million gain on warrant derivatives reflect the change in fair value of this warrant derivative between December 31, 2010 and September 30, 2011. A lower closing share price and lower volatility reduced the fair value of the derivative liability.

g)

Net income: The Company recorded a net income of $7.9 million or $0.24 per share for the first nine months compared to net income of $0.3 million or $0.01 per share in the same period 2010. The primary reason for this increase is improved metal sales and favorable metals pricing.

Summarized Financial Results by Quarter

	2009	2010	2010	2010	2010	2011	2011	2011
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Cu Production (million lbs)	2.0	2.5	1.9	2.3	2.1	2.0	3.0	3.3
Ag Production (000’s ozs)	253	287	208	277	235	245	343	403
Total Sales (millions)	$8.1	$12.1	$9.3	$12.4	$13.2	$12.8	$18.8	$16.7
Cash Flow from Operations before changes in working capital (1) (millions)	$0.3	$2.7	$0.8	$4.2	$4.7	$3.4	$7.4	$8.3
Net Income (loss) (millions)	($0.9)	$0.8	($1.1)	$0.7	($1.3)	($2.8)	$7.9	$2.9
EPS- Basic	($0.05)	$0.03	($0.05)	$0.00	($0.04)	($0.09)	$0.23	$0.08
EPS- Fully diluted	($0.05)	$0.03	($0.05)	$0.00	($0.04)	($0.09)	$0.16	$0.08
Cash and Cash Equivalents & Short term Investments (millions)	$2.6	$3.7	$3.2	$6.6	$8.8	$10.2	$14.7	$19.9
Total Assets ending (millions)	$71.9	$74.8	$74.1	$79.4	$81.3	$83.4	$92.1	$96.7
Total liabilities (millions)	$19.8	$19.5	$19.8	$21.6	$20.3	$21.8	$18.4	$20.3
Total Equity (millions)	$52.1	$55.3	$54.2	$57.8	$60.3	$61.7	$73.7	$76.4

(1) This is a non-GAAP measurement. These amounts reflect the net cash flow from the Troy Mine before capital spending, equipment payments and changes in working capital.

Financing Activities

During the first nine months of 2011, the Company did not enter into any new capital leases. Revett Silver had previously entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease obligations	873	373	500
Long term Reclamation costs (undiscounted)	12,900	-	-	-	12,900
Total contractual obligations	13,773	373	500	-	12,900

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2011 and some may be renewed annually. The obligations in 2011 under the terms of these leases are $0.1 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At September 30, 2011, working capital was $23.5 million, including cash and cash equivalents of $19.9 million. At September 30, 2011, net concentrate receivable was $2.6 million compared to $3.6 million at December 31, 2010 and copper concentrate inventory (stated at cost) was $4.2 million compared to $0.6 million at December 31, 2010. The net realizable value or liquidation value of the concentrate inventory at September 30, 2011, was approximately $7.5 million. The increase in the concentrate inventory is due to improved production and lack of rail cars to ship the concentrate.

At today’s copper and silver prices the Company is generating positive cash flow. Declines in copper and silver prices could erode the Company’s cash and working capital position. For the remainder of 2011, the Company has sold forward approximately 50% of copper production at an average price of $3.55 per pound and approximately 25% of silver production at an average price of $19.00 per ounce. (see “Off Balance Sheet Arrangements”).

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

The Company has three forward contracts to sell 3.97 million pounds of copper and 0.09 million ounces of silver at fixed prices of $3.85 per pound and $19.00 per ounces, respectively, which have been designated as normal purchase and sales contracts. Two of these contracts which have an average forward price of $3.55 for copper and $19.00 for silver mature at various dates ending in February, 2012. The forward contract which has an average price of $4.00 for copper matures at various dates from March, 2012, through February, 2013. The fair value of these contracts at September 30, 2011, is an asset of $1.4 million which is not recognized in the balance sheet (see Financial instruments, hedging activities and other instruments).

Related Party Transactions

There were no related party transactions during the first nine months of 2011.

Proposed Transactions

There were no proposed transactions as at September 30, 2011.

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

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over six years and have not yet attained a consistent record of profitability. In the first nine months of 2011 we incurred net income of $7.9 million on revenues of $48.2 million. For the 2010 year, we incurred a loss of $0.6 million on revenues of $47.0 million. In 2009, we incurred a loss of $3.7 million on $29.5 million in revenues. In 2008, we incurred a loss of $6.7 million on revenues of $35.9 million. In 2007, we earned approximately $0.9 million on revenues of approximately $39 million. Our loss in 2009 and 2008 was primarily a result of a rapid decrease in copper and silver pricing during the second half of 2008 and lower than expected metals production.

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

We presently do not have the financial resources to develop Rock Creek. At September 30, 2011 we had cash and cash equivalents and short term investments of $19.9 million. We do not have sufficient cash to fund our evaluation program at Rock Creek and we do not have sufficient funds to allow us to develop a mine or begin mining operations should it prove feasible to do so. The estimated capital cost of constructing a mine at Rock Creek is in the range of $250 to $275 million and could change materially.

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

Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as the strength of the United States dollar, global and regional industrial demand, and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices have fluctuated from a low of $0.71 per pound in 2002 to a high of $4.48 per pound in 2011, and world average annual silver prices have fluctuated from a low of $3.95 per ounce in 1992 to a high of $41.97 per ounce in 2011. As at September 30, 2011, we have contracts outstanding to sell 3.97 million pounds of copper at an average price of $3.85 per pound and 90,000 ounces of silver at an average price of $19.00. These contracts mature at various dates from December 2011 to February 2013.

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

Future Accounting Changes

There are no new pronouncements issued by the FASB that may materially impact the Company’s consolidated financial statements for future periods.

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

As at September 30, 2011, the Company had contracts outstanding to sell 3.97 million pounds of copper at an average price of $3.85 per pound and 90,000 ounces of silver at an average price of $19.00. These contracts mature at various dates from December, 2011 to February, 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at September 30, 2011 metal prices, would result in a gain of approximately $1.4 million.

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

During the nine months ended September 30, 2011, we reported sales revenue of $48.2 million on sales of approximately 6.9 million pounds of payable copper and 0.780 million ounces of payable silver. During this period copper and silver prices averaged $4.20 per pound and $36.21 per ounce respectively. Had the price of copper or silver changed by $1.00 each, revenue would have changed by approximately $7.7 million.

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $1.7 million of our cash equivalents are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in Canadian dollars which exposes us to some foreign exchange risk. The Company does not believe the risk is material.

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

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision and with the participation of its management, including the chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as at September 30, 2011 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management of Revett Minerals, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

The Company has evaluated the design of internal controls over financial reporting and concluded they are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements as at September 30, 2011.

Changes in Internal Controls. During the third quarter of 2011, no changes occurred in the Company’s internal control over financial reporting that have affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II: Other Information
Legal proceedings

Refer to Note 8 (b) in the September 30, 2011 financial statements which discusses the changes with regards to Legal proceedings from that reported in the December 31, 2010 Form 10-K.

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

REVETT MINERALS INC.

Date: November 14, 2011	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: November 14, 2011	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer