Form 10-K
period 2011-12-31
Revett Minerals Inc.
filed 2012-03-29
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Small Reporting Company [   ]             Large accelerated filer [   ]             Accelerated filer [X]             Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which such equity was last sold on the Toronto Stock Exchange, was approximately $136.7 million as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of common stock outstanding at March 28, 2012: 34,157,216.

Documents Incorporated by Reference: None

(ii)

Explanatory Note: As used in this report, the terms the “Company,” “we,” “us” and “our” are sometimes used to refer to Revett Minerals Inc. and where the context so requires, its wholly-owned Revett Silver Company subsidiary and Revett Silver Company’s wholly-owned Troy Mine Inc. and RC Resources, Inc. subsidiaries. Unless otherwise noted, all monetary denominations are in U.S. dollars.

Special Note on Forward-Looking Statements

          Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” and are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include our current expectations and projections about future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate” and similar expressions.

          These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. That being said, they are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

          Troy is an underground copper and silver mine. The mine was operated by ASARCO from 1981 to 1993 and then placed on care and maintenance. We restarted operations at Troy in 2004 and resumed commercial production in January 2005. Rock Creek is a large development-stage underground copper and silver project. Revett Silver owns all of Troy and Rock Creek through two wholly-owned Montana subsidiaries, Troy Mine Inc. and RC Resources Inc., respectively.

          On November 17, 2010, we completed a one for five common share consolidation. This report reflects the impact of this consolidation for all common shares and per share amounts reported herein.

          On December 10, 2011, we entered into a $20.0 million revolving credit facility with Societe Generale. The facility is subject to interest at the London Interbank Offered Rate (“LIBOR”) plus 350 basis points for an initial three year term and may be increased to $30.0 million under specified circumstances. Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its Troy Mine Inc. and RC Resources, Inc. subsidiaries are guarantors. As at December 31, 2011 there have been no draws on this facility

          At March 28, 2012, 34,157,216 common shares of Revett Minerals were issued and outstanding, and an additional 2,978,774 common shares were deemed outstanding pursuant to presently exercisable options and warrants. Such shares are listed for trading on the Toronto Stock Exchange under the symbol “RVM” and on the AMEX Division of the New York Stock Exchange under the symbol “RVM”.

          Our principal executive office is located at 11115 East Montgomery, Suite G, Spokane Valley, Washington 99206, and our telephone number at that address is (509) 921-2294. Revett Minerals’ registered office is located at 1 First Canadian Place, 100 King Street West, Suite 1600, Toronto, Ontario, Canada M5X 1G5.

          Financial Information about Segments. Revett Minerals’ operations comprise a single business segment, located in the United States. Information concerning its revenues, profits and losses, and total assets, liabilities and equity for the years ended December 31, 2011, 2010 and 2009 is included in the consolidated financial statements that appear elsewhere in this report.

          Narrative Description of Business. Revett Minerals operates the Troy Mine, an underground copper and silver mine and is engaged in the development of the Rock Creek Project.

          Troy Mine. Troy is an underground copper and silver mine located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy. The mine comprises 24 patented lode-mining claims, 511 unpatented lode-mining claims, approximately 850 acres of fee land and 356 acres of patented claim land. The patented claims were legally surveyed in 1983. All of the mining claims are in good standing.

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

          The Troy concentrate typically contains between 34% and 40% copper, and between 70 to 110 ounces of silver per ton. During 2011, Troy produced 10.7 million pounds of copper and 1.3 million ounces of silver in concentrate. At December 31, 2011, the estimated proven and probable ore reserves at Troy were 10.5 million tons grading 1.18 ounces per ton silver and 0.47% copper using a net smelter return cut off of $28.49 per ton.

          Rock Creek Project. Rock Creek is a development-stage copper and silver deposit located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana and sixteen air miles southeast of the Troy Mine. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, 5 tunnel site claims, 85 mill site claims and 1,427 acres of fee land, 673 of which will be used as habitat replacement for grizzly bears. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only; the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983 and occupy an area of approximately 1,809 acres. All of the Rock Creek Project mining claims are in good standing.

          The first phase of development at Rock Creek is the completion of a two year evaluation program, estimated to cost from $20 million to $25 million, to determine if it is economical to develop the mineral deposit. The proposed evaluation program will include the development of an evaluation adit to collect additional technical information on the deposit, additional infill drilling to establish and confirm resource estimates, geotechnical design studies and bulk sampling of the mineralization for use in metallurgical testing. The evaluation program is subject to receipt of permits and approvals from the various federal and state agencies having jurisdiction over the project. In addition to permitting approval, the Company will also be required to satisfy certain mitigation requirements before it can develop the adit, which will include procurement of a reclamation bond and funding of a grizzly bear mitigation plan, design and construction of a water treatment facility and construction of improvements to the road leading to the proposed adit site.

          The permitting process is complex. The deposit is partially located on United States Forest Service (the “Forest Service”) land (within the Kootenai National Forest) and under the Cabinet Mountains Wilderness Area, and federal and state approval is required to explore and develop it. In 2001, the Forest Service issued the final environmental impact statement (“Final EIS”) under the National Environmental Policy Act (“NEPA”). In 2003, the Forest Service and the Montana Department of Environmental Quality (the “DEQ”) issued a joint administrative decision approving our proposed plan of operations at the Rock Creek Project (the “Record of Decision”). The Record of Decision was based primarily on the findings in the Final EIS and a companion biological opinion issued by the U.S. Fish and Wildlife Service (“USFWS”) in 2003 pursuant to the requirements of the Endangered Species Act (“ESA”). Although subsequently challenged by several regional and national environmental groups under NEPA and the ESA, the biological opinion was ultimately upheld in a November 16, 2011 ruling by the Ninth Circuit Court of Appeals. We are currently working with the Forest Service to develop a supplemental EIS to comply with a lower court’s NEPA opinion. If we are required to submit a modified plan of operation for the Rock Creek Project in order to comply with NEPA, it could delay development and likely engender additional legal challenges and appeals.

          The Copper and Silver Markets. Copper and silver are internationally traded metals whose prices are determined by global economic conditions of supply and demand.

          Historically, copper prices have been very volatile. The following table sets forth the average annual prices of copper on the London Metal Exchange since 2007, as reported by the exchange. During this period, average annual copper prices have ranged from a low of $2.34 per pound in 2009 to a high of $4.00 per pound in 2011.

LME Average Cash Official Price (US$/Pound)

2011	2010	2009	2008	2007
4.00	3.42	2.34	3.15	3.23

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

          Silver prices are also highly volatile from year to year. The following table illustrates the average annual London Bullion Market Association (“LBMA”) Silver Fix since 2007. These average annual prices have ranged from a low of $13.38 per ounce in 2007 to a high of $35.11 per ounce in 2011.

London Average Fix (US$/Ounce)

2011	2010	2009	2008	2007
35.11	20.16	14.38	15.03	13.38

          We believe silver prices will remain generally favourable in the long term because of strong demand in the electronics industry and consistent demand from institutions that purchase and hold silver for investment purposes.

          Environmental Matters. Like all mining companies doing business in the United States, the Company is subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species in the vicinity of its mining operations. These include permitting or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by mining activities once commercial operations have ceased. These laws are administered and enforced by various federal agencies and, in many instances, by state agencies operating under parallel state statutes and regulations. The principal environmental laws affecting the Company’s current and proposed operations at Troy and Rock Creek are described elsewhere in this report.

          Employees. The Company had 193 full-time employees and one part-time employee at December 31, 2011. Approximately 187 of these employees work at Troy in production and management capacities, and the remainder work in management and administrative capacities at the Company’s corporate office. These employees are not represented by a collective bargaining unit.

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

          We have had losses in prior years. We have been engaged in commercial mining operations at Troy for just over seven years and only recently attained a significant level of earnings. In 2010 we incurred a loss of $0.6 million from revenues of $47.0 million. In 2009 we incurred a loss of $3.7 million on revenues of $33.1 million. In 2008 we incurred a loss of $6.7 million on revenues of $39.5 million, and in 2007 we earned $0.9 million on revenues of $38.9 million. Our loss in 2008 and 2009 was primarily due to significantly lower metal prices during the last half of 2008 and the first half of 2009.

          Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as the strength of the United States dollar, global and regional industrial demand, and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices have fluctuated from a low of $0.71 per pound in 2002 to a high of $4.00 per pound in 2011, and world average annual silver prices have fluctuated from a low of $3.95 per ounce in 1992 to a high of $35.11 per ounce in 2011. As at December 31, 2011, we have contracts outstanding to sell 2.6 million pounds of copper at an average price of $4.00 per pound. These contracts mature at various dates from March 2012 to February 2013.

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

          Environmental challenges could prevent us from ever developing Rock Creek. Our proposed development of Rock Creek has been challenged on environmental grounds by several regional and national environmental organizations at various times subsequent to the Forest Service’s issuance of a Record of Decision approving our plan of operation in 2003. Some of these challenges are substantial and ongoing, and allege violations of the procedural and substantive requirements of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek, including ESA, NEPA, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Forest Service Organic Act of 1897 and the Administrative Procedural Act. Although we have generally been successful in addressing most of the environmental challenges to our operations, we cannot predict with any degree of certainty how possible future challenges will be resolved. Rock Creek is potentially the more significant of our two mining assets. Continued court challenges to the Record of Decision and its accompanying biological opinion have delayed us from proceeding with our planned development. If we are successful in completing the Supplemental EIS as directed by the District Court and defending other challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek. (See the section of this report entitled “Legal Proceedings.”)

          Our reclamation liability at Troy could be substantial. In acquiring Troy, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.9 million performance bond. We have submitted a revised reclamation plan for Troy to the Montana DEQ and they are in the process of completing environmental analysis in cooperation with the Forest Service. The Agencies have given notice that an Environmental Impact Statement will be completed and subsequently changes may be made to the estimated reclamation costs and the amount of the performance bond. We do not presently know whether the revised plan will actually result in increased reclamation costs at Troy. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production, and could include provisions requiring us to perpetually treat all of the discharged water from the mine. These factors could result in the imposition of a higher performance bond. Further, our reclamation liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the $16.8 million maximum allowed under the current surety agreement would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on our financial condition.

          We presently do not have the financial resources to develop Rock Creek. We may not have sufficient cash to allow us to develop a mine or begin mining operations at Rock Creek should it prove feasible to do so.

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

Item 1B. Unresolved Staff Comments.

          We are an accelerated filer as defined in Rule 12b-2 of the Exchange Act. At December 31, 2011, we had one unresolved staff comment, that being our failure to include certain mine safety statistical information required by Item 4(b) of Part I of Form 10-K (and Items 106 and 601(b)(95) of Regulation S-K) in our annual report on Form 10-K for the year ended December 31, 2010. We promptly responded to the staff’s inquiry, advising them that the nondisclosure was inadvertent and that such statistical information would be fully disclosed in ensuing years. While we reasonably believe that our response rectifies the matter, we have received no confirmation from the staff to this effect.

Item 2. Properties.

          We acquired our interest in the Troy Mine and Rock Creek Project in February 2005 through our acquisition of Revett Silver. Revett Silver, in turn, acquired Troy and Rock Creek from ASARCO and Kennecott in October 1999 and February 2000. Revett Silver holds Troy through its wholly-owned subsidiary Troy Mine Inc. and it holds Rock Creek through its wholly-owned subsidiary RC Resources Inc. Both properties are located in northwestern Montana.

          Geological Setting. The geology of the region is characterized by a thick sedimentary sequence, Proterozoic in age. Within this sequence, there are four major conformable groups: Lower Belt, Ravalli, Middle Belt Carbonate and Missoula Groups. The Troy and Rock Creek deposits are found within the Ravalli Group, specifically in the Revett Formation. This Formation represents a mature, clastic, metamorphosed sandstone sequence of varying thicknesses with the sulfide mineralization being stratabound and disseminated; minor secondary enriched mineralization also occurs as fracture-fillings. Varying degrees of copper and silver mineralization occurs within favorable beds throughout the Revett Formation (in excess of 2,000 feet thick) as depicted in the following diagram.

          Stratabound Copper-Silver Deposits. Base and precious metals mineralization is associated with sulfide dissemination occurring within selected portions of the Precambrian Belt Supergroup, and more specifically within the Revett Formation. This type of mineralization, referred to as stratabound disseminated copper deposits, is interpreted to result from the migration of metal-bearing solutions through unconsolidated porous sediments prior to, or during, diagenesis. This class of copper and silver deposits has received considerable research to understand their genesis and determine the fundamental controls on ore distribution. All deposits are similar and appear to exhibit lateral metal and mineral zoning which were interpreted to derive from primary ore-forming processes.

          Copper-Silver Mineralization. Copper is found in the sulfide minerals bornite and chalcocite and most often occurs as fine-grained disseminations with concentrations of these minerals comprising along fractures, veinlets and bedding planes usually less than six percent of the total sulfide. The main copper sulfide zones are the chalcocite-chlorite and the bornite-calcite zones. Significant amounts of silver are found in these zones, primarily within the copper sulfides as well as some enriched native silver. The thickness of these zones and their copper and silver grades are generally quite continuous across large areas, while locally there are segments thinner or of lower grade. Enveloping the chalcocite-chlorite and bornite-calcite zones, are four additional concentric mineral zones that generally have no economic value. The chalcopyrite-ankerite zone is on the proximal side of the ore zones. The other three mineral zones are chalcopyrite-calcite, galena-calcite and pyrite-calcite which are sequentially located on the distal side of the ore zones.

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

          The Troy Mine is located in Lincoln County, Montana which is sparsely inhabited with several rural communities. Libby, the county seat, is located approximately 32 miles northeast of the mine. The mine site is accessed by a seven mile paved mine road which connects to Montana Highway 56, a paved all-weather road connecting Montana Highway 200 to U.S. Highway 2. The copper-silver concentrates from Troy are trucked to a leased load out facility and rail siding in Libby for rail shipment to a port as designated by our concentrate purchaser. The mine is connected to the local power grid managed by a local electric cooperative.

          Rock Creek is located in Sanders County, Montana, approximately 5 miles northeast of the town of Noxon. Thompson Falls, the county seat, is located approximately 37 miles southeast of Noxon along Montana Highway 200. An active railway line parallels Highway 200 and will connect directly to a copper-silver concentrate load out facility at the project site. Electrical service is available throughout the area including a high voltage power line which passes through the project area. Rock Creek is ideally situated from an infrastructure standpoint as all major services (power, highway, rail and water) are available within four miles of the planned and approved project site.

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

          In 1973, ASARCO leased the Troy project from Kennecott and began permitting and development of the Troy Mine. Production commenced in August 1981 and continued until April 1993, when operations were placed on care and maintenance due mainly to low metal prices. During the twelve year period of production, the Troy Mine produced approximately 4.0 million ounces of silver and 34 million pounds of copper per year. A total of 44.4 million ounces of silver and 389.9 million pounds of copper were produced during this period. The mine and plant improvements were owned by ASARCO with Kennecott retaining a 25% net profits interest.

          In 1973, ASARCO also acquired Rock Creek claims from Kennecott and commenced an exploration program comprising 121 boreholes. According to a final exploration report prepared by ASARCO in 1989, the Rock Creek deposit contained a mineral resource estimated at 143.76 million tons grading an average of 0.68% copper and 1.65 ounces of silver per ton using a polygonal method.

          In 1982 and 1983, U.S. Borax and Chemical Corporation, a subsidiary of Rio Tinto PLC (“U.S. Borax”), explored the lateral extensions of Rock Creek deposit on adjacent claims. In 1984 U.S. Borax estimated the mineral inventory of 48 million tons grading 0.54% Cu and 1.66 opt Ag in three satellite zones (the “Adjacent Properties”) using a polygonal methodology. This mineral inventory and methodology has not been audited. Revett Silver acquired these Adjacent Properties in 2000 as part of the Kennecott (also a subsidiary of Rio Tinto) transaction.

          Revett Silver subsequently acquired the mineral rights to two other exploration stage stratabound copper/silver prospects located south of, and on trend with Rock Creek, these being the Vermilion River and Sims Creek projects.

           In 2010, Troy Mine Inc. acquired a total 152 unpatented claims from Kennecott. These claims are located east and north of the Troy expanding our claim holdings by approximately 3,000 acres providing important new ground for exploration activities to potentially extend the mine life.

           In 2011 RC Resources Inc. acquired 8 unpatented claims (the JE claims) and staked an additional 200 unpatented claims (the Lost Girl claims) northwest of Rock Creek expanding the property position at Rock Creek by approximately 4,000 acres.

          Troy Mine. Troy is an underground “room and pillar” copper and silver mine with a conventional flotation mill located in Lincoln County, Montana. Developed by ASARCO in 1980 and 1981 at a cost of approximately $100 million, the mine comprises 24 patented lode-mining claims and approximately 511 unpatented lode-mining claims. We re-opened Troy in December 2004 at a cost of approximately $8 million, and have continuously operated it since then. Copper concentrate high in silver content is currently shipped by rail from a loadout facility in Libby, MT under a renewable long term contract. The Troy concentrates typically contain 34% to 40% copper and 70 to 110 troy ounces of silver per ton. The Troy concentrates are considered high grade and clean with no deleterious elements.

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

          Exploration drilling by the Company between 2006 and 2011 to delineate additional mineralization beneath the SOB in the lower member of the Revett formation was successful in discovering several new ore bodies located in the “C Beds” as well as adding reserves in the “A” and “I” Beds in the South Ore Body. These deposits are now incorporated in our probable reserves (see following Troy Exploration discussion).

Current Troy Reserve Estimates (December 31, 2011)

Category	Area	Million Tons	Ag Grade (Opt)	Cu Grade (%)	Contained Ag (Moz)	Contained Cu (Mlbs)
Proven Reserves	North Ore Body	2.01	1.33	0.68	2.68	27.39
	South Ore Body	0.83	1.59	0.81	1.31	13.34
	East Ore Body	0.08	1.26	0.63	0.09	0.95
	Lower Revett - A Bed	0.00	0.00	0.00	0.00	0.00
	Lower Revett - C Bed	0.00	0.00	0.00	0.00	0.00
	Lower Revett - I Bed	0.00	0.00	0.00	0.00	0.00
Total	Proven Reserves	2.91	1.40	0.72	4.08	41.67
Probable Reserves	North Ore Body	0.36	0.62	0.33	0.23	2.36
	South Ore Body	0.00	0.00	0.00	-	-
	East Ore Body	0.91	1.40	0.61	1.28	11.07
	Lower Revett - A Bed	0.91	0.86	0.26	0.78	4.75
	Lower Revett - C Bed	1.42	1.40	0.61	1.98	17.20
	Lower Revett - I Bed	4.02	1.02	0.27	4.09	21.81
Total	Probable Reserves	7.62	1.10	0.38	8.36	57.20
Proven & Probable	North Ore Body	2.37	1.22	0.63	2.90	29.75
	South Ore Body	0.83	1.59	0.81	1.31	13.34
	East Ore Body	0.99	1.39	0.61	1.38	12.02
	Lower Revett - A Bed	0.91	0.86	0.26	0.78	4.75
	Lower Revett - C Bed	1.42	1.40	0.61	1.98	17.20
	Lower Revett - I Bed	4.02	1.02	0.27	4.09	21.81
Total	Proven & Probable Reserves	10.53	1.18	0.47	12.44	98.87

          The following key factors were used in determining the foregoing reserves:

Key Factors / Parameters	Silver	Copper	Other/Total
Metal Prices (prior 5 year averages)	$19.61	$3.23
NSR Cutoff (Incl. Royalty)			$28.49 / Ton
NSR by Metal (1.18 Ag, 0.47 Cu)	$17.91	$22.96	$40.87 / Ton
Mining Recovery			100%
Dilution (Incl. Reserve Calc.)			0%
Metallurgical Recoveries – LOM Avg.	85.86%	84.18%

Current Troy Resources Estimate (December 31, 2011)

Category	Area	Million Tons	Ag Grade (Opt)	Cu Grade (%)
Measured Resource	North Ore Body	27.99	1.32	0.65
	South Ore Body	16.91	1.47	0.71
	East Ore Body	3.15	1.13	0.52
	Lower Revett - A Bed	0.12	0.85	0.26
	Lower Revett - C Bed	0.42	1.52	0.65
	Lower Revett - I Bed	0.00	0.00	0.00
Total Measured Resource	Total	48.60	1.36	0.66
Indicated Resource	North Ore Body	0.31	0.62	0.33
	South Ore Body	2.62	0.96	0.27
	East Ore Body	2.75	1.34	0.62
	Lower Revett - A Bed	1.40	0.85	0.26
	Lower Revett - C Bed	2.02	1.37	0.58
	Lower Revett - I Bed	6.02	1.02	0.27
Total Indicated Resource	Total	15.12	1.09	0.38
Total Measured & Indicated	North Ore Body	28.30	1.31	0.65
	South Ore Body	19.54	1.40	0.65
	East Ore Body	5.89	1.23	0.56
	Lower Revett - A Bed	1.53	0.85	0.26
	Lower Revett - C Bed	2.44	1.39	0.60
	Lower Revett - I Bed	6.02	1.02	0.27
Total Measured & Indicated	Total	63.72	1.29	0.60

(Pillars Incl. in Meas. & Ind.)	Total	(44.79)	(1.35)	(0.66)

Total Inferred (JF Property)[1]	Total	11.00	1.40	0.40

1)

Resources listed for the JF Property are a historical estimate within the meaning of National Instrument 43-101 of Canadian Securities Administrators (“NI 43-101”) and are based upon a 1992 ASARCO internal report of “11 million tons grading 0.40% Cu and 1.40 opt Ag. The ASARCO report was prepared before the adoption of NI 43-101 and uses categories other than the ones set out in section 1.2 of NI 43-101. We consider it to be relevant, even though no “Qualified Person”, within the meaning of NI 43-101 has done sufficient work to classify the historical estimate as current mineral resources. We do not treat ASARCO’s historical estimate as current mineral resources and will not do so unless and until we have undertaken additional steps to validate ASARCO’s drilling data either by re-assaying the prior drill core or by supplementing it with new drilling data.

          Reserve and mineral resource estimates were performed by Larry Erickson, P. Eng., an employee of the Company. Reserve and mineral resource estimates conform to Canadian Standards on Mineral Resources and Mineral Reserves Definitions and Guidelines (CIM Guidelines, August 20, 2000) in compliance with NI 43-101 requirements. Mineral Reserves are the mineable portion of the overall remaining Mineral Resource. Mineral Resource is the total of all ore-grade rock which includes the Mineral Reserves, pillars, Resources below NSR cut-off grade and Resources not included in the Life of Mine Plan. Mineral Resource has been subdivided into “measured and indicated” classifications, and Mineral Reserve has been subdivided into “proven and probable” classifications following Canadian Institute of Mining Metallurgy and Petroleum, CIM, Definition Standards. United States investors are cautioned that while the terms “measured mineral resources” and “indicated mineral resources” are recognized and required by Canadian regulations, the terms are not recognized by the U.S. Securities and Exchange Commission (SEC). The SEC describes the equivalent as “Mineralized Material”. The estimation of mineral resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. United States investors are cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves. United States investors are also cautioned that while the term “inferred mineral resources” is recognized and required by Canadian regulations, it is not recognized by the U.S. Securities and Exchange Commission (SEC). The estimation of inferred mineral resources involves a great amount of uncertainty as to their existence and economic feasibility. United States investors are cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves

          Operations. ASARCO operated Troy at approximately 8,500 tons per day (“tpd”) between 1981-1993 while mining primarily in the 60 foot thick Middle Quartzite unit where two-thirds of the production came from bench mining. We are currently operating at the planned rate of approximately 4,000 tpd with the majority of our mine plan focused on the remaining 30 to 40 foot thick East Ore Body, Lower Quartzites, A Bed, C Bed and I Bed areas. We believe continued workforce training focused on safety and productivity combined with development of access to new mining areas such as the I Beds will help us work towards increasing production levels. Production has been increased 28% since 2007.

Troy Mine Production (1,000s)	2007	2008	2009	2010	2011	Total 2007-11	2012e
Mill Production (tons)	1,109	1,307	1,337	1,363	1,417	6,533	1,436
Grades - Ag (opt)	1.07	1.00	1.00	0.87	1.07	1.00	1.13
- Cu (%)	0.50%	0.43%	0.39%	0.40%	0.46%	0.43%	0.47%
Recovery - Ag (%)	88.9%	89.8%	84.7%	85.0%	84.9%	86.6%	86.5%
- Cu (%)	86.9%	87.5%	83.2%	81.2%	82.0%	84.1%	84.8%
Production - Ag (oz)	1,054	1,179	1,135	1,008	1,291	5,667	1,400
- Cu (lbs)	9,681	9,791	8,624	8,794	10,651	47,543	11,500
Cash Cost ($/st)	$ 32.46	$ 30.88	$ 23.13	$ 24.83	$ 30.52	$ 28.36	$ 30.45

Note: Cash Costs are in dollars per short ton including all direct site costs, treatment, freight, refining and royalty costs. The cash cost per ton is a non-GAAP measure. The Company believes that cash cost per ton is a benchmark for performance and is well understood and widely reported in the mining industry.

          In 2011, Troy achieved the highest mill throughput and metal production since the mine was reopened in December 2004. Production increased from 3,277 tons per day in the first quarter to 4,208 tons per day in the fourth quarter averaging 3,957 tons per day for the year. Approximately 40% of the ore was mined from the higher grade C Bed area with the remainder mined mainly from the A Beds and Lower Quartzite areas which are lower grade areas. Metal recoveries were 84.85% for silver and 82.01% for copper.

          In 2012, we expect to process 1.4 million tons of ore grading 1.13 ounces per ton silver and 0.47% copper and recover 1.4 million ounces of silver and 11.5 million pounds of copper. The proven and probable reserves currently defined at Troy provide for a seven year life-of-mine plan at our current production rate.

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

          Since the Rock Creek Project is hosted in the upper quartzite units of the Lower Revett Formation, specifically the “A, C, E & G-Beds”, we believe the potential for ore grade mineralization exists in these and other beds. Our drilling not only confirmed mineralization in the “I-Beds” but also resulted in the discovery of mineable reserves hosted in the “I Beds”, “C Beds” and “A Beds” directly beneath the current workings. We have completed development of the A Bed and C Bed areas and will continue to produce ore from these areas in 2012. We also plan to begin development of access to the I Bed area in the second half of 2012. This access development is expected to take approximately 24 months to complete. Drilling targeting expansion of the “I Beds” and other areas will continue in the 2012 drilling program which has been budgeted at $1.9 million.

Generalized Cross-Section of the Troy Mine Area Looking East

          In addition to the “I-Bed” mineralization beneath the current Troy workings, ASARCO discovered and delineated the “JF” copper/silver deposit to the south of the mine. ASARCO reported in an internal report a “Mineral Reserve” for the JF deposit of “11 million tons grading 1.4 ounces per ton of silver and 0.4% copper.” We completed the first phase of drilling and re-assaying of existing core from the ASARCO drill program on the JF property in 2011 and plan to continue a confirmatory drill program on the area between Troy and JF as well as the JF deposit area in 2012. Although the re-assaying of existing core confirmed ASARCO results on the JF property, due to down-hole deviation, the two angle holes drilled in 2011 did not reach the area of mineralization.

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

          Mine Reclamation Plan. We have posted a reclamation performance bond for the Troy Mine. The amount of the bond was $12.9 million as of December 31, 2011, which included $6.5 million in a restricted cash account. We are presently conducting environmental studies at the mine in conjunction with the DEQ and the Forest Service for completion of a revised reclamation plan. This plan, once accepted, may dictate a further adjustment of the amount of the reclamation performance bond. A key issue involving Troy’s reclamation and remediation is whether water discharges from the mine will require treatment even though there is presently no evidence of acid rock drainage nor any evidence of the mobilization of other deleterious constituents at the mine site. At December 31, 2011, we had accrued an $8.0 million liability relating to our reclamation and remediation obligations at Troy.

          Rock Creek. Rock Creek is a large development-stage stratabound copper and silver deposit located in Sanders County, Montana. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, 5 tunnel site claims and 85 mill site claims. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only and the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983 and occupy an area of approximately 1,809 acres. All of the Rock Creek mining claims are in good standing. The project also includes 754 acres of fee land associated with project facilities and 673 acres of fee land to be used for grizzly bears mitigation purposes.

          The project is approximately sixteen air miles or forty-five road miles southeast from the Troy Mine. While the ore body lies under the Cabinet Mountain Wilderness area, the Company will access mining operations from outside the wilderness. The project development plan will be very similar to that used at the Troy Mine. The designs for Rock Creek contemplate operations at a rate of 10,000 tpd, producing on average fifty-two million pounds of copper and six million ounces of silver per year.

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

Rock Creek Resource Estimates (April 2004)

Resources (1)	Area	Tons (M tons)(2)	Ag Grade (Opt)	Cu Grade (%)	Contained Ag (Moz)	Contained Cu (Mlbs)
Inferred	Chicago Block	78.0	1.45	0.65	113.0	1,025.0
	St. Paul Block	48.0	2.10	0.92	101.0	883.0
	North Basin Block	10.0	1.50	0.57	15.0	114.0
Total Inferred		136.0	1.67	0.72	229.0	2,022.0
1.	Mineral Resources have been categorized in accordance with the classifications defined by the CIMM.

2.

The estimated mineral resources are based upon a technical report (the “ Rock Creek Report”) dated May 7, 2004, amended as of January 27, 2005, prepared by SRK Consulting, Toronto in accordance with NI 43-101. The estimates were prepared and are based upon a cut-off grade of US$ 10.00 net smelter return per ton calculated at US$ 7.00/oz Ag and US$1.00/lb Cu.

          Permitting History and Status. After seventeen years of study and review, the Forest Service and DEQ jointly issued a Record of Decision in June 2003 approving our proposed plan of operation. The Record of Decision was based primarily on the findings detailed in the final EIS issued in 2001 and a non-jeopardy biological opinion issued by the USFWS in May 2003. The Final EIS followed six years of public and inter-agency review and comment (the initial draft EIS was issued in October 1995) with subsequent project development modifications and mitigations, as required under NEPA. In May 2010, the Record of Decision and final EIS were remanded back to the Forest Service for further action by the Federal District Court in Montana and completion of a Supplemental EIS is now required to address several deficiencies noted by the Judgment.

          The Company has support infrastructure including an office and core storage building at the site in anticipation of a favorable ruling from the courts. Approval was granted to construct the evaluation adit support facilities (office, shop, dry, etc.) on private land and reclamation bonding was provided.

          Project Development. If we are allowed to proceed with our evaluation program at Rock Creek, we will install remaining infrastructure (including improvements to the access road, power transmission and a water treatment facility) and construct an adit approximately 7,000 feet long to gain access into the deposit. After mineralization is reached (at approximately 3,500 feet), we will then collect data to support a full technical and economic feasibility study. This process is expected to take approximately two years and will include both direct development in mineralization and an infill drilling program with a view to establishing proven and probable reserves within a portion of the ore body.

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

          The Adjacent Properties at Rock Creek are comprised of three unpatented claim groups, Copper Gulch, Horizon Basin and Rock Peak, which cover lateral extensions of the Rock Creek deposit. The prior owners of the Adjacent Properties drilled 36 boreholes into the mineralization of these claims groups and estimated the mineral inventory of 48 million tons grading 0.54% Cu and 1.66 opt Ag in three satellite zones using a polygonal methodology.

Rock Creek Adjacent Properties	Tons (M tons)	Ag Grade (Opt)	Cu Grade (%)	Contained Ag (Moz)	Contained Cu (Mlbs)
Rock Peak	10.9	2.70	0.65%	29.43	141.70
Horizon Basin	4.2	1.80	0.60%	7.56	50.40
Copper Gulch	32.7	1.30	0.50%	42.51	327.00
Total Adjacent Properties – Inferred (1)	47.8	1.66	0.54%	79.50	519.10

1)

Resources listed for the Adjacent Properties at Rock Creek are a “historical mineral resource estimate” within the meaning of “NI 43-101” and are based upon a 1984, U.S. Borax internal report titled an “Economic Analysis of the Rock Peak Project” by W. McGregor & M.D. Regan. This historical mineral resource estimate, was prepared before the adoption of NI 43-101 and uses categories other than the ones set out in section 1.2 of NI 43-101. We consider it relevant even though no Qualified Person within the meaning of NI 43-101 has done sufficient work to classify the historical estimate as current mineral resources. We do not treat U.S. Borax’s historical estimate as current mineral resources and will not do so unless and until we have undertaken additional steps to validate U.S. Borax’s drilling data either by re-assaying the prior drill core or by supplementing it with new drilling data. Consequently, you should not rely upon U.S. Borax’s historical estimate.

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

         The Company holds the required Operating Permit for mine operations at Troy which includes discharge of excess mine water at the tailing facility and has also completed preliminary engineering for design of a water treatment facility for its proposed evaluation activities at Rock Creek. The Company has also established a financial assurance program to cover the reclamation and remediation costs at Troy once mining operations cease. There are two components to this program: a $12.9 million surety bond that is held by Montana DEQ that can be used only for reclamation if the Company were to file for bankruptcy; and a prepaid insurance policy that protects the Company from reclamation and remediation costs in excess of the surety bond. The company pays an annual surety bond premium and the surety bond is secured by $6.5 million in restricted cash (“the commutation account”) and is included among the Company’s long-term assets. Interest on the commutation account is recorded as income when earned and accumulates in the account. The Company believes it can complete the reclamation of the mine within the $6.5 million amount and has the provision to submit invoices for ongoing reclamation expenses that are then reimbursed from the commutation account. To date, a total of $1.2 million has been reimbursed from the account and the current balance is $6.5 million. The Company amortizes the costs associated with the accrued reclamation costs using the units of production method, which is consistent with the manner in which it accounts for other asset retirement obligations pertaining to its mining assets. The Montana DEQ and U.S. Forest Service are currently preparing an environmental impact statement to determine the adequacy of the final reclamation plan at Troy. One of the key items under review is the long term water discharge and effectiveness of attenuation of low level metals in the tailings facility. Studies have shown the discharge of excess mine water to the tailing facility is an effective long term water disposal method which was done from the period of April 1993 to December 2004 while the mine was shut down and kept on care & maintenance status.

          The Company has filed an application for renewal of a water discharge permit under the Montana Water Quality Act pertaining to its proposed Rock Creek development. The Company’s prior permit has been challenged in Montana state court by several environmental organizations, who contended that the DEQ arbitrarily issued the permit without first conducting a required non-degradation review. The Montana Supreme Court ultimately remanded the permit application to Montana DEQ “for further proceedings in conformity herewith”. The Company will continue to pursue the renewal of the MPDES Permit with Montana DEQ. This MPDES Permit is not required for the Rock Creek evaluation adit. The Company will be required to post a bond with the DEQ in conjunction with its proposed evaluation activities at Rock Creek, which will cover water treatment activities. Management estimates that the initial amount of this bond will be approximately $3 million for the first phase of the project subject to increases if and when Rock Creek is commercially developed.

          The Company held permits for construction activities for Phase I of the Rock Creek Project that covered discharge of diffuse storm water. Several environmental organizations challenged the general stormwater permit in Montana state court, seeking a declaration that the proposed construction activities are not eligible for coverage under the permit and that the Company may not commence construction without obtaining a valid permit. The court ruled in favor of the plaintiffs in July 2011and the Company is now in the process of re-applying for the construction permit. This construction permit is required before the construction of Phase 1 of the Rock Creek Project can begin. The Company is also in the process of appealing the district court’s decision to the Montana Supreme Court.

          The Endangered Species Act. ESA requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered species or threatened species. ESA’s definition of “species” includes any distinct population segment of any vertebrate fish or wildlife that interbreeds when mature. In order to facilitate the conservation of imperilled species, ESA establishes an interagency consultation process. When a federal agency proposes an action that “may affect” a listed species, which in the case of the Rock Creek Project includes grizzly bears and bull trout, the Forest Service must provide a “biological assessment” of the effects of the proposed action. Unless the USFWS determines that the proposed action will have no adverse effect on listed species, it must review all of the information provided by the action agency, as well as any other relevant information, and prepare a “biological opinion” setting forth the effects of the proposed action. In preparing such an opinion, the USFWS must use the best available scientific and economic data to determine whether the proposed action is likely to jeopardize the species, the amount and extent of any incidental “taking” or harm to the species that may result from the action, and whether it should identify any conservation measures to promote the recovery of the listed species. ESA also provides that, once the interagency consultation process has been initiated, neither the federal agency nor the permit or license applicant (in this case, the Company) may make any irreversible commitment of resources with respect to the proposed agency action that would have the effect of foreclosing the formulation or implementation of any reasonable or prudent measures to avoid jeopardizing the listed species.

          The USFWS issued a biological opinion in May 2003, which concluded that the proposed development of Rock Creek would not jeopardize the continued existence of grizzly bears or bull trout. The opinion was subsequently challenged by several environmental organizations on ESA grounds in a lawsuit brought in the United States District Court for the District of Montana and was later remanded to the USFWS for further study. In October 2006 the USFWS issued a revised biological opinion reaffirming its earlier decision. The revised opinion was also challenged in the district court. On May 4, 2010, the district court issued a decision dismissing the groups’ ESA challenge. The environmental groups appealed that dismissal to the Ninth Circuit Court of Appeals, which issued an opinion in November 2011 affirming he district court’s decision and upholding the Fish and Wildlife Service’s determination that the mine would entail “no adverse modification” to bull trout critical habitat and would result in “no jeopardy” to grizzly bears.

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

          The Federal Clean Air Act and the Montana Air Quality Act. The federal Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air quality permitting program for such discharges. The Montana Air Quality Act imposes similar limitations and permitting requirements. Hazardous materials are defined in both acts and in their enabling regulations to include various metals. The Company holds all of the required air quality permits pertaining to its operations at Troy. In December 2001, it obtained an air quality permit from the DEQ with respect to Rock Creek, however an environmental group subsequently challenged that permit, contending that nitrous emissions from diesel-powered mining equipment operating underground would exceed permitted levels. The suit was voluntarily dismissed during the first quarter of 2003 and the Permit was issued. However, because of a three year time limitation requiring start of construction for the permit to continue to be valid, the air quality permit at Rock Creek expired and a new application is currently in process.

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

          The Federal Comprehensive Environmental Response, Compensation and Liability Act and the Montana Metal Mine Reclamation Act. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes clean-up and reclamation obligations stemming from unlawful discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges. The Montana Metal Mine Reclamation Act (“MMRA”) is similar to CERCLA in principal, but focuses principally on the clean up and reclamation of mining properties and unlawful discharges from mining operations. CERCLA is jointly administered and enforced by the Environmental Protection Agency and the DEQ. The MMRA is administered and enforced by the DEQ alone. A local environmental group has challenged the validity of Troy’s closure plan. (See the section of this report entitled “Legal Proceedings.”)

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

          We have answered the complaint and asserted several affirmative defenses to plaintiff’s claims. We have also filed a motion seeking to dismiss Revett Minerals on the grounds that it does not do business in Montana. Discovery has been substantially completed, although no trial date has been set. The court has indicated that it will not set a trial date until DEQ has completed its required review of the reclamation plan. We are funding an ongoing environmental impact statement with DEQ concerning proposed revisions to the existing reclamation plan and increased performance bond requirements, and therefore believe the claim is without merit. We expect that the EIS will be completed in 2012.

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

          The two cases were subsequently consolidated and cross motions for summary judgment were filed. On May 4, 2010, the district court entered a decision dismissing the environmental groups’ ESA challenges, yet vacated the 2001 Final EIS and Record of Decision, both of which were remanded to the Forest Service with directives to update the NEPA analysis of the Rock Creek Project’s effect on the bull trout population and habitat, and to incorporate sediment reduction measures to minimize the adverse environmental effect of Phase I of the mine project. The Company is currently working with the Forest Service on a supplemental EIS to address the issues identified in the court’s decision. The environmental groups appealed the dismissal of their ESA challenges to the Ninth Circuit Court of Appeals which issued a decision in November 2011, affirming the district court’s dismissal of the ESA challenges.

          Management’s Analysis of Actions pertaining to Rock Creek. Management expects the Forest Service will be able to complete a supplemental EIS addressing the issues raised by the court’s decision in Case 1, and that once that supplemental EIS is issued, the Forest Service will be in a position to issue a revised Record of Decision for the Rock Creek Project. The Company is currently working with the Forest Service on the supplemental EIS, which is expected to be completed in 2012.

          Even if the Company successfully completes a supplemental EIS addressing the issues identified above and receives a revised Record of Decision there could be continuing delays to the Company’s planned evaluation program at Rock Creek. These delays could make it more difficult to obtain the financing needed to fund commercial development. Even if the Company is ultimately successful in defending these matters, it still must comply with a number of requirements and conditions as development of Rock Creek progresses, failing which it could be denied the ability to continue.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2011.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

          Market Information. The following table sets forth the high and low closing prices per share, denominated in Canadian dollars, for our common stock for each quarter of 2011, 2010 and 2009 as reported on the Toronto Stock Exchange. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions. As of March 15, 2012, the Federal Reserve Bank of New York noon buying rate was $1.01 Canadian dollars per U.S. dollar.

	2011		2010
	Low	High	Low	High
First Quarter	(Cdn) $3.60	(Cdn) $5.60	(Cdn) $1.65	(Cdn) $2.30
Second Quarter	(Cdn) $3.53	(Cdn) $5.93	(Cdn) $1.48	(Cdn) $2.05
Third Quarter	(Cdn) $3.90	(Cdn) $4.93	(Cdn) $1.33	(Cdn) $2.50
Fourth Quarter	(Cdn) $3.46	(Cdn) $5.50	(Cdn) $2.15	(Cdn) $4.90

2009
	Low	High
First Quarter	(Cdn) $0.35	(Cdn) $0.65
Second Quarter	(Cdn) $0.45	(Cdn) $1.00
Third Quarter	(Cdn) $0.45	(Cdn) $0.85
Fourth Quarter	(Cdn) $0.65	(Cdn) $1.75

          Shareholders. The Company had 131 shareholders of record as of March 28, 2012.

          Dividends. The Company has not declared or paid any cash or stock dividends on its common stock since inception, and does not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

          Securities Authorized for Issuance under Equity Incentive Plans. The following table sets forth information as of March 28, 2012 concerning securities authorized for issuance pursuant to Revett Mineral’s equity compensation plans.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,978,773	$2.77	3,633,374

          Sales of Unregistered Securities. Revett Minerals sold the following securities during the past three years without registering them under the Securities Act:

  On February 12, 2009, Revett Minerals issued 2.0 million units, each unit consisted of one common share of the Company and three-quarters of one purchase warrant, at $0.30 per unit. Each full warrant allows the holder to acquire one common share of the Company at $0.50 for a period of two years. The units were purchased by sixteen purchasers, fourteen of whom resided in the United States and two of whom resided in Canada. Revett Minerals offered and sold these securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. It offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the Securities Act.

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

  During the year ended December 31, 2011, Revett Minerals issued 405,000 common shares upon the exercise of stock options previously granted to employees and consultants, resulting in gross proceeds of $0.6 million. Revett Minerals offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  During the year ended December 31, 2011, 248,280 warrants were exercised resulting in proceeds of $0.5 million. Revett Minerals offered and sold these securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. It offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the
  Securities Act.

  In March 2011, Revett Minerals issued 13,052 common shares to directors in the amount of $0.1 million. Revett Minerals offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  In March 2011, Revett Minerals issued 275,000 common shares to purchase a royalty interest on the Rock Creek project. The fair value of the shares issued was $1.2 million. Revett Minerals offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

          Repurchases of Equity Securities by the Registrant or Affiliated Purchasers. Neither the Company nor any affiliated purchaser repurchased any equity securities of the Company in any month during the fiscal year ended December 31, 2011.

Item 6. Selected Financial Data.

          Selected Historical Financial Data. The following tables set forth Revett Minerals’ selected historical financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The year end financial data has been derived from our consolidated audited financial statements, and should be read in conjunction with the Management’s Discussion and Analysis section of this report and our audited consolidated financial statements and the notes thereto.

	As at December 31
	(expressed in thousands of dollars)
	2011	2010	2009	2008	2007
Balance Sheet Data:
Current assets	$35,449	$16,385	$7,779	$5,992	$25,247
Property, plant and equipment	57,602	57,444	56,086	63,228	60,714
Restricted cash	6,519	6,498	6,633	7,597	7,386
Other assets	3,780	931	1,370	1,125	1,264
Total assets	$103,350	$81,258	$71,868	$77,942	$94,611

Current liabilities	$7,621	$5,737	$8,382	$10,470	$15,049
Long-term debt	408	768	2,572	579	1,784
Reclamation and remediation liability	7,955	7,946	8,166	7,526	7,141
Warrant derivative liability	1,170	5,876	-	-	-
Future income taxes	3,943	-	-	5,917	8,391
Temporary equity	-	676	676	1,076	1,076
Total liabilities	$21,097	$21,003	$19,796	$25,568	$33,441
Non-controlling interest	-	-	-	5,253	8,175
Shareholders' equity	82,253	60,255	52,072	47,121	52,995
Total liabilities and shareholders’ equity	$103,350	$81,258	$71,868	$77,942	$94,611

	For the Years Ended December 31,
	(expressed in thousands of dollars, except share and per share amounts)
	2011	2010	2009	2008	2007
Income Statement Data:
Revenue	$70,111	$47,004	$33,092	$39,487	$38,885

Cost of sales	42,262	34,385	32,115	40,727	30,894
Depreciation and depletion	1,853	2,642	2,686	1,864	1,393
Exploration	1,752	702	343	2,120	2,131
General and administrative	7,055	4,044	2,833	5,578	4,518
Accretion of reclamation	675	694	640	590	559
Total expenses	$53,597	$42,467	$38,617	$50,879	$39,495

Other income (expenses):	1,487	(5,118)	(386)	(674)	1,454
Income (loss) before income taxes and non-controlling interest	18,001	(581)	(4,064)	(12,066)	844
Net income (loss) for the period	13,496	(614)	(3,673)	(6,690)	871
Deficit, beginning of period	(14,777)	(14,163)	(10,490)	(3,800)	(4,671)
Deficit, end of period	$(2,494)	$(14,777)	$(14,163)	$(10,490)	$(3,800)

Per Share Data:
Basic income (loss) per share	$0.36	$(0.02)	$(0.15)	$(0.45)	$005
Fully diluted income (loss) per share	$0.31	$(0.02)	$(0.15)	$(0.45)	$0.05

Weighted average number of shares
Outstanding- Basic	33,803,368	27,928,475	21,260,952	14,996,511	14,661,763
- Fully diluted	35,257,668	27,928,475	21,260,952	14,996,511	14,715,942
Dividends paid during the period	-	-	-	-	-

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operation.

          Explanatory Note: The following discussion of our financial condition and results of operation should be read in conjunction with Revett Minerals’ consolidated audited financial statements as at December 31, 2011 and 2010 and the years ended December 31, 2011, 2010 and 2009, which include the accounts of Revett Minerals and its wholly-owned subsidiary Revett Silver, and the accounts of Revett Silver’s wholly owned subsidiaries, Troy Mine Inc. and RC Resources Inc. These financial statements have been prepared in accordance with United States generally accepted accounting principles.

          Overview. Our principal mining properties are the Troy Mine and the Rock Creek Project. We acquired these properties from ASARCO and Kennecott in 1999 and 2000 at a total cost of approximately $25 million through our Revett Silver Company subsidiary. The Troy Mine was kept on a care and maintenance basis from 1999 until 2004 and was reopened in late 2004. Commercial production recommenced in January 2005. Troy is an underground copper and silver mine located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy and Rock Creek is a large exploration-stage copper and silver property located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana. Since 2000, we have also been pursuing an operating permit for Rock Creek. These activities and other corporate activities have been funded from proceeds received from sales of our common stock, from the sale of some of our deeded property and cash flow from Troy operations.

          Our goals are to continue to increase production and profitability at Troy and successfully develop Rock Creek. While we believe we can achieve the former, evaluating Rock Creek and putting it into production if it is economical to do so are formidable challenges. Consequently, we cannot give an assurance that Rock Creek can be successfully developed.

          Results of Operations.

          Comparison of Years Ended December 31, 2011 and 2010. During 2011 the most significant events affecting our financial performance was the increase in the price of copper and silver, and higher metals production. Metal prices will continue to be the most significant factor influencing our operations going forward. The following are highlights of the changes over these two periods:

  Our revenues increased in 2011 because of higher production and a significant increase in the price of copper and silver as compared to 2010. For 2011, the average price of copper was $4.00 per pound ($3.42 in 2010) and the average price of silver was $35.11 per ounce ($20.16 in 2010). This favorable pricing variance, coupled with a 21% increase in payable copper production and a 28% increase in payable silver production due to higher throughput and ore grades resulted in a 49% increase in revenues for 2011 as compared to 2010.

  Our cost of goods sold during 2011 increased by $7.9 million to $42.2 million, a 23% increase when compared to 2010. The increase in cost of goods sold is primarily the result of higher mill production, increased labor costs due to the production incentive bonuses, a 4% increase in treatment and refining costs, increases in health and general insurance costs and higher royalty and mining taxes due to increased revenues.

  Other expenses recorded during the year included the non-cash accretion for reclamation and remediation liability of $0.7 million (unchanged from 2010), exploration and development expenditures at Troy and Rock Creek of $1.8 million (compared to $0.7 million in 2010), a $1.3 million gain reflecting the change in fair value of the warrant derivatives from prior year end and net other income of $0.2 million (compared to a net other expense of $0.5 million in 2010).

  Troy produced 10,651,495 pounds of copper in concentrate and 1,291,009 ounces of silver in concentrate in 2011 compared to 8,794,445 pounds of copper in concentrate and 1,008,089 ounces of silver in concentrate in 2010. Higher silver and copper production in 2011 is a result of mining higher ore grades and a 4% improvement in mill throughput.

  Milling throughput at Troy for 2011 was 1,416,572 tons of ore (3,957 tons per day), which was approximately 4% higher than 2010. Metal grades for silver and copper during the year were higher due primarily to increased production in the C Bed mine area.

  The 25% increase in administration costs in 2011 was due primarily to fees and costs related to obtaining a listing on a major US stock exchange, higher ongoing legal fees, increased donations for NW Montana organizations and increased emphasis in investor/shareholders relations.

          The following table compares our key operating statistics for the twelve months ended December 31, 2011 compared to the same periods in 2010 and 2009:

Years Ended
Item	December 31, 2011	December 31, 2010	December 31, 2009
Tons milled	1,416,572	1,362,890	1,337,224
Tons milled per day	3,957	3,807	3,735
Copper grade	0.46 percent	0.40 percent	0.39 percent
Copper recovery	82.02 percent	81.16 percent	83.17 percent
Copper production	10,651,495 pounds	8,794,445 pounds	8,624,059 pounds
Copper sold (payable)	10,157,018 pounds	8,499,831 pounds	8,335,153 pounds
Silver grade	1.07 ounces per ton	0.87 ounces per ton	1.00 ounces per ton
Silver recovery	84.85 percent	85.05 percent	84.70 percent
Silver production	1,291,009 ounces	1,008,089 ounces	1,135,281 ounces
Silver sold (payable)	1,136,843 ounces	927,442 ounces	1,022,888 ounces

          Expenses pertaining to Rock Creek totaled $0.8 million during the year ended December 31, 2011 ($0.4 million in 2010), and were comprised of legal fees of approximately $0.2 million; consulting fees of approximately $0.2 million; and public relations and miscellaneous expenditures of approximately $0.4 million including funding of ongoing grizzly bear mitigation.

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

          Mine Safety Disclosures

          Our operations at the Troy Mine are subject to health, safety and other standards imposed under the federal Mine Safety and Health Act of 1977 (“FMSHA”) and regulations promulgated thereunder. FMSHA is administered by the Mine safety and Health Administration (“MSHA”).

          During the year ended December 31, 2011 MSHA issued 39 citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties of $55,866 for the violations.

          There were no mining fatalities at the Troy Mine during the year ended December 31, 2011, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the year alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. This said, MSHA did issue one order pursuant to Section 104(b) of FMSHA during the year, pertaining to failing to use certain fall protection equipment. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA. No imminent danger orders were issued under Section 107(a) of FMSHA during the year.

          We are a party to five pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us. The following table sets forth relevant information concerning the statutory basis for these violations, and all five actions are contests of proposed penalties.

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessme nts Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violations Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24-01467	39	1	0	0	0	$55,866	0	No	No	5	5	1

          Liquidity and Capital Resources.

          Our liquidity position is directly related to the level of concentrate production, the cost of this production and the provisional and final prices received for the copper and silver in concentrate that is sold. During 2011, commodity prices in general and copper/silver prices in particular increased dramatically. This price increase resulted in a corresponding increase in our cash and working capital position as at December 31, 2011. At December 31, 2011, we had positive working capital of $28.0 million (compared to working capital of $10.6 million at the end of 2010). In order to hedge against price volatility in 2012, we have sold forward 2.6 million pounds of copper at an average price of $4.00 per pound. We raised $1.1 million in 2011 through the issue of shares, including the exercise of stock options and warrants. In December of 2011, we entered into a three year $20 million revolving credit agreement with Societe Generale. The facility is subject to interest at the London Interbank Offered Rate (“LIBOR”) plus 350 basis points for an initial three year term and may be increased to $30.0 million under specified circumstances. Revett Silver Company is the designated borrower under the facility. Revett Minerals and its Troy Mine Inc. and RC Resources, Inc. subsidiaries are guarantors. As of December 31, 2011 there have been no draws on this facility.

          Capital spending in 2011 totaled $2.7 million. The primary capital spending was for the development of bore raises for the C Bed area of the Troy Mine, which was $0.8 million. Other acquisitions included claim purchases around the Troy Mine, access road improvements and a CAT Road Grader for improved mine productivity.

          Capital spending in 2010 totaled $4.9 million of which $0.3 million was financed by a capital lease. The primary capital spending was for the development of access to the C Bed area of the Troy Mine, which was $3.9 million

          Capital spending in 2009 totaled $1.4 million of which $1.1 was financed by capital leases. Other expenses include engineering costs for a water treatment plant and site facilities for Rock Creek and various pieces of equipment at Troy.

Financing Activities.

          During the year ended December 31, 2011, we issued 275,000 common shares with a fair value of $1.2 million to acquire a right to convert certain shares into a 2% royalty interest on future Rock Creek production. During the year, we also issued 13,052 common shares valued at $0.07 million to directors as compensation, issued an additional 405,000 common shares upon the exercise of outstanding stock options resulting in cash proceeds of $0.6 million, and issued 248,280 common shares upon the exercise of outstanding warrants for cash proceeds of $0.5 million.

          On January 13, 2010, we completed a private placement of 722,780 common shares pursuant to an existing participation rights agreement with one of our shareholders. We realized gross proceeds of Cdn$1.2 million in the transaction.

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

          Off-Balance Sheet Arrangements.

          Our original purchase agreement with Kennecott gave Kennecott the right to exchange the 450,000 common shares for a two percent net smelter return royalty from the sale of metals extracted from a defined portion of Rock Creek. This royalty obligation would commence the date the project achieves an 80 percent production rate and would continue until Kennecott has received payments, which is currently estimated to be $9.9 million. On March 21, 2011, we purchased this 2% royalty interest by issuing 275,000 common shares to one of the transaction parties.

          Royal Gold, Inc. holds a 3% gross smelter royalty on a defined area of production from the Troy Mine and a 1% net smelter royalty (NSR) on production from Rock Creek pursuant to the terms of a royalty agreement dated October 13, 2009.

          On December 10, 2011, we entered into a revolving credit agreement with Societe Generale. The $20.0 million credit facility is subject to interest at the London Interbank Offered Rate (“LIBOR”) plus 350 basis points for an initial three year term. The credit facility may be increased to $30.0 million under specified circumstances. Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its subsidiaries Troy Mine Inc. and RC Resources, Inc. are the guarantors of the facility. Draws under the facility may be in the form of revolving credit loans or letters of credit. The facility is collateralized by first priority liens and security interests in the properties and assets comprising the Troy Mine and by Revett Minerals pledge of the outstanding common stock of its wholly-owned Revett Silver Company subsidiary. The Company paid a commitment fee and transaction costs of $0.9 million which will be amortized over the term of this credit facility. No funds had been drawn under the facility as of December 31, 2011.

          Tabular Disclosure of Contractual Obligations. The following table sets forth information as of December 31, 2011 concerning our known debt obligations, royalty obligations, capital lease obligations and reclamation obligations.

		Payments Due by Period
		(expressed in thousands of dollars)
Contractual Obligation	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
Accrued liabilities	$7,621	$7,621	$0	$0	$0
Capital lease obligations	$768	$360	$408	$0	$0
Operating leases	$354	$354	$0	$0	$0
Long-term reclamation costs	$14,482	$0	$0	$0	$14,482
Total contractual obligations	$23,225	$8,335	$408	$0	$14,482

          Our long term debt at December 31, 2011 consisted of capital lease obligations related to the purchase of equipment used at the Troy Mine.

          Related Party Transactions. There were no related party transactions in 2011, 2010 or 2009.

          Proposed Transactions. There are no proposed transactions at December 31, 2011.

          Principal Risks and Uncertainties. As is described elsewhere in this report, our proposed development of Rock Creek was challenged on environmental grounds by several regional and national environmental organizations. Although we have generally been successful in addressing most of the environmental challenges to our operations, including the environmental groups’ ESA claims, which were resolved in our favor in November 2011, we cannot predict with any degree of certainty whether future challenges or impediments will arise. Rock Creek is the more significant of our two mining assets; continued court challenges will inevitably delay us from proceeding with our planned development and a successful challenge could prevent us from developing the project at all. If we are successful in defending these challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek. We are also subject to other significant risks. (See “Risk Factors”)

          Critical Accounting Estimates. Our significant accounting polices are presented in Note 3 of the audited financial statements. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory and other factors that influence our business prospects. These estimates have a significant effect on the financials statements and actual results may differ significantly from our estimates.

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

          Future Metal Prices. The value of our more significant assets and liabilities are determined principally by prevailing metals prices and estimates. Prevailing metals prices are also a significant determinant in the cost and carrying value of our property, plant and equipment, inventories, future tax assets and liabilities, certain of our accounts receivable and the fair value of hedging contracts. Metal prices, historically, have been very volatile with recent prices being near their highs for the last decade and these prices have influenced our property, plant and equipment carrying values and the estimates of reserves. We can offer no assurance that prices will continue at the levels experienced for the past few years. Changes in metal prices may result in changes in the value of derivatives and other financial instruments recognized in impairment charges on mineral property, plant and equipment and write down of inventories to net realizable value.

          Embedded Financial Derivatives. Some of our assets and liabilities may contain embedded derivatives for which no corresponding market value may be readily determined. This includes the estimates of future copper and silver prices in the pricing mechanism through which we sell our copper (what we refer to as the open quotational period). We make estimates of the fair value of these instruments using quoted forward metal prices.

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

          We have completed a life of mine undiscounted cash flow analysis of Troy based upon our most recent proven and probable ore reserves, expected production rates and costs, and estimated revenues (which are in turn based on estimated metal prices for copper and silver of $3.25 per pound and $20.00 per ounce, respectively, in 2012, and $3.23 per pound and $19.61 per ounce, respectively, for years thereafter until the end of the mine life. The projected undiscounted cash flows to be generated exceeded the carrying costs of Troy, and no write-down was required at December 31, 2011. However, these estimates are based on significant assumptions. While we have analyzed external and internal data in arriving at these assumptions, and while we believe they are reasonable, it is possible future conditions may change and that these changes could result in different assumptions which might result in an impairment of the carrying value of our mineral property, plant and equipment.

          We capitalize costs related to the acquisition of property and mineral rights, construction of production facilities and the development of mine infrastructure. Costs of permitting, evaluation and feasibility are capitalized upon completion of an analysis which demonstrates the economic viability of the mineral deposit. Drilling and related costs incurred on sites without an existing mine and on areas outside the boundary of a known mineral deposit that contains proven and probable reserves are accounted for as exploration expenditures and are expensed as incurred. Drilling and related costs incurred to define and delineate a residual minerals deposit that has not previously been classified as a proven or probable reserve at a development stage or production stage mine will only be capitalized when management determines there is sufficient evidence that the expenditure will result in a future economic benefit to the Company in the accounting period when the expenditure is made. Diversity of practice exists among participants in the mining industry regarding the accounting treatment of these costs. Some mining companies elect not to capitalize drilling and related costs to convert mineral resources to reserves at their development or productions stage properties, but, instead, treat them as expenses.

          Management evaluates whether there is sufficient geologic and economic certainty to convert a mineral deposit into a proven or probable reserve based upon the known geology and metallurgy, existing or planned mining and processing facilities, and existing operating permits and environmental programs. Prior to capitalizing such costs, management must determine there is a probable future economic benefit to the Company, the Company has or can obtain the economic benefit and control access to it, and the transaction or event giving rise to the economic benefit has already occurred. Once commercial production has commenced, these costs are amortized using the units-of-production method based on proven and probable reserves. Production facilities and equipment are stated at cost and are depreciated using the straight-line or units-of-production method at rates sufficient to depreciate the assets over their estimated useful lives, not to exceed the life of the mine to which the assets relate. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to six years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. The carrying value of property, plant and equipment is dependant on the rates used for depreciation and depletion, which themselves are estimates.

          Concentrate Receivables and Revenue. We sell our copper in concentrate based upon our own assays of metal content, moisture content and the estimated dry weight of the copper-silver concentrate loaded in rail cars. These weight and assay estimates are subject to final confirmation by the receiving smelter and are subject to change. In addition, we record the anticipated revenue to be received from the sale of each concentrate shipment based upon our determination of the weight and assays of each shipment and in accordance with the contract to which the sale relates. Preliminary payments are thus based upon copper and silver prices that are determined prior to the date of the provisional invoice, whereas the final price received is determined by quoted metal prices in periods subsequent to the date of the provisional invoice. Changes in these estimates or in metal prices could result in a significant change to the results from operations.

          Reclamation and Remediation Obligations. We have a legal obligation to reclaim our mineral properties and have estimated the cost of these obligations in accordance with current standards of applicable laws and regulations. These estimates are reviewed by third party consultants and government authorities. In arriving at these estimates, we must also estimate the timing and magnitude of future payments for remediation work, as well as prevailing rates of interest during the remediation period, in order to determine its periodic accretion and the depreciation expense. There were no material changes in our estimates of final reclamation and remediation obligations during 2011, 2010 and 2009, however, the end of mine life of Troy in 2011 did change from 2018 to 2019, which necessitated changes in the depreciation and accretion charges relating to the asset retirement obligation. We cannot predict the effect of a material increase in these estimates on our financial position.

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

          We are required by applicable accounting standards to fair value (i.e., mark to market) the amount of the accounts receivable that has been shipped and provisionally priced, but for which final prices have not yet been determined. At each month end, we then adjust our revenue to account for future prices. In order to do this, we must estimate the future prices that will prevail when the final prices are determined. We use future contract prices in effect as at the end of each month to estimate these prices. At December 31, 2011, we had 2.7 million pounds of copper and 0.3 million ounces of silver that had not been final priced; and the mark to market value of these receivables was a liability of $0.4 million.

          Forward sales with the company’s customer that have not been shipped have been designated as normal purchase and sales by applicable accounting standards and are not marked to market. As at December 31, 2011, we had contracts outstanding to sell 2.6 million pounds of copper at an average price of $4.00 per pound. These contracts mature at various dates from March 2012 to February 2013. Accordingly, the effects of these contracts are accounted for in the period they are settled.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, and world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $4.00 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $35.11. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

          During the twelve months ended December 31, 2011, we reported sales revenue of $70.1 million on sales of approximately 10.2 million pounds of payable copper and 1.1 million ounces of payable silver. During this period copper and silver prices averaged $4.00 per pound and $35.11 per ounce respectively. Had the price of copper or silver changed by $1.00, our revenue would have changed by approximately $11.3 million.

          A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $1.6 million of our cash equivalents are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

          The consolidated balance sheets of the Company as of December 31, 2011 and consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2011, included in this report has been audited by KPMG LLP, Boise Idaho, independent registered public accountants. Such financial statements have been prepared in accordance with United States generally accepted accounting principles.

          The consolidated balance sheet of the Company as at December 31, 2010 and the consolidated statement of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010 and 2009, included in this report have been audited by KPMG LLP, Vancouver, Canada, independent registered public accountants. Such financial statements have been prepared in accordance with United States generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Revett Minerals Inc.:

We have audited Revett Minerals Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Revett Mineral Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the lack of appropriate system access controls and a lack of sufficient technical accounting and financial reporting resources have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Revett Minerals Inc. as of December 31, 2011 and the related statements of operations and comprehensive income (loss), shareholder’s equity and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 28, 2012, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Revett Minerals Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boise, Idaho
March 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Revett Minerals Inc.:

We have audited the accompanying consolidated balance sheet of Revett Minerals Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revett Minerals Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Revett Minerals Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2012 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boise, Idaho
March 28, 2012

INDEPENDENT AUDITORS’ REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Revett Minerals Inc.

We have audited the accompanying consolidated financial statements of Revett Minerals Inc. (the Company), which comprise the consolidated balance sheet as at December 31, 2010, the consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each the years in the two year period ended December 31, 2010, and notes, comprising a summary of significant accounting policies and other explanatory information.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Revett Minerals Inc. as at December 31, 2010 and its consolidated results of operations and its consolidated cash flows for each of the years in two-year period ended December 31, 2010 in accordance with U.S. generally accepted accounting principles.

Chartered Accountants

Vancouver, Canada

March 22, 2011

Revett Minerals Inc.
Consolidated Balance Sheets
(expressed in thousands of United States dollars)

December 31,	2011	2010
		(recast – note 2)
Assets
Current Assets
Cash and cash equivalents	$16,086	$8,766
Short-term investments	9,066	-
Concentrate settlement and other receivables	4,673	3,553
Inventories	4,710	3,674
Prepaid expenses and deposits	914	392
Total current assets	35,449	16,385
Property, plant, and equipment (net)	57,602	57,444
Restricted cash	6,519	6,498
Available for sale securities	2,540	-
Other long term assets	1,240	931

Total assets	$103,350	$81,258
Liabilities and shareholders’ equity

Current liabilities
Trade accounts payable	$2,574	$2,624
Payroll liabilities	992	547
Income, property and mining taxes	2,634	1,398
Royalty payable	882	544
Deferred income tax payable	179	-
Current portion of capital lease obligations	360	624
Total current liabilities	7,621	5,737
Long-term portion of capital lease obligations	408	768
Reclamation liability	7,955	7,946
Deferred income taxes	3,943	-
Warrant derivative liability	1,170	5,876
Total liabilities	21,097	20,327

Temporary equity – shares redeemable at option of holder	-	676
Total liabilities and temporary equity	21,097	21,003

Commitments and contingencies (note 15)
Shareholders’ equity

Preferred stock, no par value and no shares issued and outstanding	-	-

Common stock, no par value , 34,119,216 and 33,117,884 shares issued and outstanding at December 31, 2011 and 2010, respectively	84,587	75,032
Accumulated other comprehensive income, net of tax	160	-
Accumulated deficit	(2,494)	(14,777)
	82,253	60,255

Total liabilities and shareholders’ equity	$103,350	$81,258

See accompanying notes to the consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(expressed in thousands of United States dollars except share and per share amounts)

Years ended December 31,	2011	2010	2009
		(recast – note 2)	(recast – note 2)
Revenues	$70,111	$47,004	$33,092

Expenses:
Cost of sales	42,262	34,385	32,114
Depreciation and depletion	1,853	2,642	2,686
Exploration and development	1,752	702	343
General & administrative:
Stock based compensation	3,213	1,025	387
Other	3,842	3,019	2,447
Accretion of reclamation liability	675	694	640
	53,597	42,467	38,617
Income (loss) from operations	16,514	4,537	(5,525)

Other income (expenses):
Interest expense	(62)	(601)	(544)
Interest and other income	256	117	145
Gain (loss) on warrant derivatives	1,328	(4,667)	-
Foreign exchange gain (loss)	(35)	33	13
Total other income (expenses)	1,487	(5,118)	(386)
Net income (loss) before income taxes and non-controlling interest	18,001	(581)	(5,911)

Income tax benefit (expense)
Current income tax	(470)	(33)	-
Deferred income tax	(4,035)	-	1,847

Net income (loss) before non-controlling interest	$13,496	$(614)	$(4,064)

Net loss attributed to non-controlling interest	-	-	391

Net income (loss) attributed to the Company	13,496	(614)	(3,673)
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	160	-	-

Comprehensive income (loss) attributed to the Company	$13,656	$(614)	$(3,673)

Net income (loss) for basic earnings per share (note 18)	$12,283	$(614)	$(3,673)

Net income (loss) for diluted earnings per share (note 18)	$10,955	$(614)	$(3,673)

Basic income (loss) per share (note 18)	$0.36	$(0.02)	$(0.15)

Diluted income (loss) per share (note 18)	$0.31	$(0.02)	$(0.15)

Weighted average number of shares outstanding	33,803,368	27,928,475	21,260,952

Weighted average number of diluted shares outstanding	35,257,668	27,928,475	21,260,952

See accompanying notes to the consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
(expressed in thousands of United States dollars)

Years ended December 31,	2011	2010	2009
		(recast – note 2)	(recast – note2)
Cash flows from operating activities:

Net income (loss)	$13,496	$(614)	$(3,673)
Adjustment to reconcile net income to net cash used by operating activities:
Depreciation and depletion	1,853	2,642	2,686
Accretion of reclamation and remediation liability	675	694	640
Deferred financing fee amortization	23	393	70
Foreign exchange loss (gain)	-	(33)	(13)
Stock based compensation	3,213	1,025	387
Loss on disposal of fixed assets	2	2	-
Deferred income tax expense (benefit)	4,035	-	(1,847)
Non-controlling interest	-	-	(391)
Loss (gain) on warrant derivative	(1,328)	4,667	-
Accrued interest from reclamation trust fund	(21)	(30)	(59)
Amortization of prepaid insurance premium	131	157	156
Loss on debt settlement	-	-	151
Warrants issued on settlement of legal action	-	366	-
Gain on settlement of forward contracts	-	(734)	-
Changes in:

Concentrate settlement and other receivables	(1,120)	(2,316)	(1,013)
Income taxes receivable	-	-	99
Inventories	(1,036)	(44)	65
Prepaid expenses and deposits	(124)	(102)	51
Accounts payable and accrued liabilities	1,970	(908)	2,315
Net cash provided by (used in) operating activities	21,769	5,165	(376)

Cash flows from investing activities:

Purchase of available for sale securities	(2,294)	-	-
Other long term assets	-	46	-
Release of restricted cash	-	-	1,023
Purchase of short term investments	(9,066)	-	-
Proceeds from sale of mineral interest and other assets	-	-	1,836
Purchase of plant and equipment	(2,679)	(4,582)	(412)
Net cash provided by (used in) investing activities	(14,039)	(4,536)	2,447

Cash flows from financing activities:

Proceeds from the issuance of common stock, net	1,075	8,256	851
Repayment of debt	-	(2,151)	(1,389)
Repayment of capital leases	(624)	(623)	(557)
Deferred financing fees	(861)	-	-
Net cash provided by (used in) financing activities	(410)	5,482	(1,095)

Effects of foreign exchange on cash held in foreign currencies	-	33	13

Net increase in cash and cash equivalents	7,320	6,144	989
Cash and cash equivalents, beginning of period	8,766	2,622	1,633
Cash and cash equivalents, end of period	$16,086	$8,766	$2,622

See accompanying notes to the consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows, continued
(expressed in thousands of United States dollars)

(continued)	2011	2010	2009
		(recast – note 2)	(recast – note 2)
Supplementary cash flow information:
Cash paid for interest	$105	$219	$406
Cash paid for income taxes	59	-	-
Non cash transactions:
Warrants reclassified from derivative liability	3,314	-	-
Common stock issued on exchange of shares	1,213	-	-
Common stock reclassified from temporary equity to common stock	676	-	-
Shares issued for services	65	-	-
Acquisition of plant and equipment under capital lease business	-	332	1,082
Reduction of reclamation and remediation liability and offset to mineral property, plant, and equipment	-	914	-
Shares issued to settle accounts payable	-	359	-
Debt repayment from settlement of forward contract	-	734	-
Warrants issued on settlement of legal action	-	366	-
Note payable in lieu of concentrate settlement payable	-	-	4,292
Common stock issued to acquire non-controlling interest	-	-	2,388
Common stock issued in connection with debt restructuring and	-	-	1,546
settlement of accounts payable
Redemption of shares in exchange for royalty	-	-	41

See accompanying notes to the consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
(expressed in thousands of United States dollars except for number of shares)

	Common Stock		Accumulated
			Other				Total
			Comprehensive	Accumulated		Noncontrolling	Stockholder's
	Shares	Amount	Income	Deficit	Total	interest	equity
Balance, December 31, 2008 (recast note 2)	15,042,139	$57,611	$-	$(10,490)	$47,121	$5,253	$52,374
Issued to acquire non-controlling interest	5,116,697	4,861	-	-	4,861	(4,861)	-
Issue of shares for cash	771,112	279	-	-	279	-	279
Issue of units for cash	2,000,000	564	-	-	564	-	564
Issue of shares and warrants on debt restructuring	1,666,667	1,621	-	-	1,621	-	1,621
Issue of shares for settlement of accounts payable	702,620	545	-	-	545	-	545
Issue of shares for exercise of warrants and options	17,500	8	-	-	8	-	8
Redemption of shares for royalty	(121,012)	359	-	-	359	-	359
Stock-based compensation on options granted	-	387	-	-	387	-	387
Net loss for the period	-	-	-	(3,673)	(3,673)	(392)	(4,065)

Balance, December 31, 2009 (recast note 2)	25,195,723	66,235	-	(14,163)	52,072	-	52,072
Issue of units for cash	2,908,545	2,644	-	-	2,644	-	2,644
Issue of shares for cash	722,780	1,147	-	-	1,147	-	1,147
Issue of shares for the settlement of accounts payable	166,836	359	-	-	359	-	359
Issue of shares for exercise of warrants	3,492,500	2,746	-	-	2,746	-	2,746
Issue of shares for exercise of options	691,500	510	-	-	510	-	510
Warrants issued on settlement of legal action	-	366	-	-	366	-	366
Stock-based compensation on options granted	-	1,025	-	-	1,025	-	1,025
Net loss for the period	-	-	-	(614)	(614)	-	(614)
Balance, December 31, 2010 (recast note 2)	33,177,884	75,032	-	(14,777)	60,255	-	60,255

Issued on exchange of shares	275,000	1,889	-	(1,213)	676	-	676
Issue of shares for services	13,052	65	-	-	65	-	65
Issue of shares for exercise of options	405,000	593	-	-	593	-	593
Issue of shares for exercise of warrants	248,280	546	-	-	546	-	546
Warrants reclassified from derivative liability	-	3,314	-	-	3,314	-	3,314
Unrealized gain on marketable securities, net of tax	-	-	160	-	160	-	160
Stock-based compensation on options granted	-	3,148	-	-	3,148	-	3,148
Net income for the period	-	-	-	13,496	13,496	-	13,496
Balance, December 31, 2011	34,119,216	$84,587	$160	$(2,494)	$82,253	-	$82,253

See accompanying notes to the consolidated financial statements.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

1. Nature of Operations

Revett Minerals Inc. (“Revett Minerals” or the “Company”) was incorporated under the Canada Business Corporations Act in August 2004 for the purpose of accessing public markets to finance future development of the Rock Creek Project (“Rock Creek”) and provide the public with a vehicle for participating in the operations of the Troy Mine (“Troy”). Following the initial public offering (“IPO”) in February 2005, the Company acquired a 65% controlling interest in Revett Silver Company (“Revett Silver”) and as a result of subsequent acquisitions of the non-controlling interests in Revett Silver completed in 2009, the Company now owns 100% of Revett Silver, which in turn owns 100% of Rock Creek and Troy. Rock Creek is a development stage copper and silver property located in northwest Montana. Troy is an operating copper and silver mine also located in northwest Montana.

2. Changes affecting the 2011 consolidated financial statements and future accounting changes:

(a) Changes in generally accepted accounting policies (GAAP):

The Company historically prepared its consolidated financial statements in conformity with Canadian GAAP and provided a supplemental reconciliation to U.S. GAAP. Effective January 1, 2011, the Company adopted U.S. GAAP as its accounting framework for its consolidated financial statements. These consolidated financial statements, including related notes, have therefore been prepared in accordance with U.S. GAAP. All comparative financial information contained herein has been recast to reflect the Company’s results as if the Company had historically reported in accordance with U.S. GAAP.

There were no pronouncements or amendments issued by the Financial Accounting Standards Board (“FASB”) to the Accounting Standards Codification that materially impacted the Company’s consolidated financial statements or disclosures for the twelve months ended December 31, 2011.

(b) Future accounting changes:

There were no new pronouncements or amendments issued by the FASB that are expected to materially impact the Company’s consolidated financial statements for future periods.

3. Significant Accounting Policies

(a) Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company’s wholly-owned subsidiary, Revett Silver and Revett Silver’s wholly owned subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

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

Non-controlling interests were classified in the consolidated statement of operations as part of consolidated net earnings and the accumulated amount of non-controlling interests was included in the consolidated balance sheet as part of stockholders’ equity until the acquisitions of the non-controlling interest in Revett Silver Company was completed in 2009.

(b) Use of estimates:

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

(c) Cash and cash equivalents:

Cash and cash equivalents consist of funds deposited with various financial institutions and all short-term money market instruments which, on acquisition, have an original maturity of three months or less. The Company's cash and cash equivalents are not subject to any restriction.

(d) Short-term investments and available for sale securities:

The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such determinations at each reporting date. Short-term investments are available for liquidity needs and are classified as trading and recorded at market value with changes recorded in earnings. Marketable equity securities are categorized as available for sale and carried at fair market value with changes recorded in accumulated other comprehensive income.

Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless other than temporary impairment in value has occurred, in which case such accumulated loss would be charged to current period net income (loss). Unrealized gains and losses originally included in accumulated other comprehensive income are reclassified to current period net income (loss) when the sale or determination of other than temporary impairment of securities occurs.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

(e) Revenue recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and no obligations remain, collection is reasonably assured and price is reasonably determinable. Copper and silver concentrates are sold under pricing arrangements where final prices are determined by quoted metal prices in periods subsequent to the date of sale. Revenues are recorded at the time of sale based on forward prices for the expected date of final settlement and are re-valued at each period end. Therefore, revenue from the sale of metals in concentrate are subject to mark-to-market adjustments and adjustment upon final settlement of estimated metal prices, weights, and assays. Adjustments to revenue for metal prices are recorded monthly and other adjustments are recorded on final settlement.

(f) Stock-based compensation:

The Company has a share option plan which is described in note 11. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Compensation costs related to stock options are included in administrative and general expenses.

(h) Income (loss) per share:

Basic income (loss) per common share is calculated using the weighted average number of common shares issued and outstanding during the year. Diluted income (loss) per common share is calculated using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Stock options and warrants are included in the calculation of diluted earnings per common share only if earnings are positive and to the extent the market price of the common shares exceeds the exercise price of the stock options and warrants.

(i) Foreign currency translation:

The Company’s functional currency for all subsidiaries is the United States dollar. Transactions and account balances originally stated in currencies other than the United States dollar have been translated into United States dollars as follows:

  Revenue and expense items at the rate of exchange in effect on the dates they occur.
  Non-monetary assets and liabilities at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rate in effect on the balance sheet date.
  Monetary assets and liabilities at the exchange rate in effect at the balance sheet date.

Transaction gains and losses are recorded in the statement of operations in the period in which they occur.

(j) Inventories:

Material and supplies are valued at the lower of average cost or market. Stockpiled ore and work-in-process inventory are valued at the lower of the average production cost or net realizable value after an allowance for additional processing costs. Finished goods inventory which consists of copper and silver concentrate available for sale is valued at the lower of the average production cost or net realizable value. Production costs include the cost of raw materials, direct labor, mine site overhead expenses, and depreciation and depletion of mineral property, plant, and equipment.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

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

It is reasonably possible that the ultimate cost of remediation and reclamation could change in the future due to uncertainties associated with defining the nature and extent of environmental contamination, the application of laws and regulations by regulatory authorities and changes in remediation technology. The Company continually reviews its accrued liabilities as evidence becomes available indicating that its remediation and reclamation obligations may have changed. Any such increases in costs could materially impact the future amounts charged to operations for reclamation and remediation obligations and are accounted for as a change in estimate.

(n) Income taxes:

The Company recognizes provision for income taxes based on the asset and liability method. The Company recognizes deferred income tax assets and liabilities and the expected income tax consequences of events that have been recognized in its financial statements. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the date of enactment. The Company records a valuation allowance against any portion of those deferred income tax assets that management believes will not be realized.

(o) Hedging instruments:

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

4. Inventory

The major components of the Company’s inventory accounts are as follows as of December 31:

	2011	2010

Concentrate inventory	$1,490	$567
Material and supplies	3,220	3,107
	$4,710	$3,674

5. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts as of December 31 are as follows:

	2011	2010

Troy:
Property acquisition and development costs	$13,591	$13,652
Plant and equipment	14,461	13,730
Buildings and structures	4,042	2,846
	32,094	30,228
Rock Creek:
Property acquisition costs	34,972	34,822

Other, corporate	4,286	3,685
Other, mineral properties	118	118
	71,470	68,853
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(6,338)	(5,307)
Troy plant and equipment	(6,167)	(5,032)
Troy buildings and structures	(1,260)	(977)
	(13,765)	(11,316)
Other corporate assets	(103)	(93)
	(13,868)	(11,409)
	$57,602	$57,444

The net book value of assets under capital leases at December 31, 2011 was $1.3 million (2010 - $2.5 million). Drilling costs of $0.1 million were capitalized due to converting mineral resources to reserves at the Troy Mine in 2011. No drilling costs were incurred and capitalized at the Rock Creek property for any of the periods presented.

Included in other corporate assets are Rock Creek mitigation lands with a carrying value of $3.6 million. This land will be gifted to the U.S. Forest Service or the State of Montana, as directed, as the Rock Creek evaluation program and mine development proceeds. The property costs for Rock Creek will be amortized when the property is placed into production, or written off if Rock Creek cannot be developed.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

6. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at December 31:

	2011	2010
Cost	$2,294	-
Unrealized gain	246	-
Fair value	$2,540	$-

The Company held no available for sale securities at December 31, 2010.

7. Warrant derivative liability

Some of the Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a gain of $1.3 million from the change in fair value of the warrants for the year ended December 31, 2011. The Company recognized a loss of $4.7 million in change in fair value of the warrants for the year ended December 31, 2010. On June 30, 2011, the Company and a warrant holder agreed to modify the terms of 1.1 million warrants to change the Canadian dollar exercise price to a US dollar exercise price. These warrants no longer require treatment as a derivative liability and the fair value of these warrants on the date of the modification of $3.4 million was reclassified to common stock.

The following table presents the reconciliation of the fair value of the warrants:

	For the year	For the year
	ended	ended
	December 31,	December
	2011	31, 2010

Balance, beginning of period	$5,876	$-
Warrant value at issuance	-	1,209
Loss (gain) on derivatives	(1,328)	4,667
Warrants exercised	(64)	-
Warrants reclassified to common stock	(3,314)	-
Balance, end of period	$1,170	$5,876

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at December 31, 2011: weighted average risk-free interest rate 0.25%, weighted average volatility 67.57%, expected dividend yield – nil, and weighted average expected life (in years) 1.67. At December 31, 2010: weighted average risk-free interest rate 1.02%, weighted average volatility 118%, expected dividend yield – nil, and weighted average expected life (in years) 2.6.

8. Restricted cash and other assets

On March 29, 2005, the Company purchased from a North American insurance company an environmental risk transfer program (the “ERTP”). The total cost of the ERTP was $8.4 million. Of this $8.4 million paid, $6.5 million was deposited in an interest-bearing account with the insurer (the “Commutation Account”). The Commutation Account principal plus interest earned are reserved exclusively to pay the Company's existing reclamation and mine closure liabilities at Troy. If the costs of reclaiming Troy are less than the value of the Commutation Account at that time, the Company will be entitled to a refund of the amount of the trust fund not expended. If the reclamation costs exceed the value of the Commutation Account, the insurance company will fund the excess up to a maximum limit of $16.8 million of total expenditures (including the amount funded by the Commutation Account). The policy expires in 2020 and the Company has not recorded a receivable related to the ERTP since it is not probable that any amounts will be realized from the insurance company prior to the expiration of the policy. At December 31, 2011 and 2010, the Commutation Account balance was $6.5 million.

The remaining $1.9 million paid comprises premiums paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is being amortized over the life of the Troy Mine on a units-of-production basis. At December 31, 2011, the balance for the prepaid insurance was $0.8 million, of which the long-term portion of $0.7 million is included in other assets. At December 31, 2010, the balance for the prepared insurance was $1.0 million, of which the long-term portion of $0.9 million was included in other assets.

9. Debt and capital lease obligations

At December 31, 2011 and 2010, the balance of the Company’s long-term debt and capital lease obligations were as follows:

	2011	2010
Capital leases	$768	$1,392
Less current portion	360	624
	$408	$768

Notes payable:

On January 23, 2009, the Company entered into a Senior Floating Rate Note (the “Note”) for $4.3 million with an interest rate of LIBOR plus five percent with its primary concentrate sales customer. The Note was secured by a first mortgage on certain lands acquired for the Rock Creek Project.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

On August 24, 2009, the Company and its customer entered into an agreement to modify the terms of the Note. Of the outstanding principal value of the Note, $1.0 million was repaid through the issuance of 1.6 million common shares of the Company. The term of the remaining note payable of $3.1 million was extended with principal payments of $0.2 million due on December 31, 2009, $0.5 million payable on each June 30 and December 31 thereafter through December 31, 2011, and the remaining principal payment of $0.9 million due on June 30, 2012. The Company was also required to make additional payments equal to the amount by which the Company’s cash balance exceeds $3.0 million at the end of each quarter to a maximum payment of $0.5 million per quarter, commencing on March 31, 2010. The interest on the Note continued at LIBOR plus five percent payable on the last day of each quarter. In addition, the Company issued warrants to purchase up to 2,000,000 common shares of the Company at an exercise price of $1.00 per share with an expiry date of June 30, 2012. The fair value of the warrants was $0.6 million determined using the Black-Scholes option pricing formula with the following assumptions: volatility of 96.17%; risk free interest rate of 1.81% and expected life of 2 years. The value of the warrants was allocated between the remaining principal amount of the note and the amount settled through the issuance of shares based on the relative fair value of each component. The amount allocated to the remaining principal value of $0.4 million was netted against the remaining principal value of the note and was being amortized over the remaining life of the note using the effective interest method. The amount allocated to the debt settlement of $0.2 million was expensed in the year ended December 31, 2010.

On October 20, 2010, the Company’s concentrate customer, elected to exercise 2,000,000 stock purchase warrants at an exercise price of $1.00 per share. The proceeds were used to settle, in full, the Company’s remaining note payable. The remaining unamortized discount of $0.2 million was included in interest expense on settlement of the Note.

Capital leases:

The Company has a number of capital leases for mining equipment for use at Troy. Obligations under capital leases are as follows:

2012	$397
2013	376
2014	48
Total minimum lease payments	821

Less amount representing interest (at rates ranging from 2.9% to 8.0%)	53
Present value of net minimum capital lease payments	768

Less current portion	360
$408

For the year ended December 31, 2011, 2010 and 2009, interest expense on capital leases was $0.1 million, $0.1 million and $0.2 million.

Revolving credit facility:

On December 10, 2011, the Company entered into a revolving credit agreement with a financial institution. The $20.0 million credit facility is subject to interest at the London Interbank Offered Rate (“LIBOR”) plus 350 basis points for an initial three year term. The credit facility may be increased to $30.0 million under specified circumstances.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its subsidiaries Troy Mine Inc. and RC Resources, Inc. are the guarantors of the facility. Draws under the facility may be in the form of revolving credit loans or letters of credit. The facility is collateralized by first priority liens and security interests in the properties and assets comprising the Troy Mine Inc. and RC Resources, Inc. and by Revett Minerals Inc.’s pledge of the outstanding common stock of Revett Silver Company. This agreement is subject to financial covenants regarding consolidated fixed charge coverage ratio, consolidated current ratio and consolidated tangible net worth. The Company is in compliance with all the covenants at December 31, 2011.

The Company paid a commitment fee and other transaction costs of $0.9 million that will be amortized over the term of this credit facility. As of December 31, 2011 there have been no draws on this facility.

10. Reclamation and remediation liability

The Company’s mining properties are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company believes its operations are in compliance with all material applicable laws and regulations.

The Company has recorded a reclamation liability for the estimated costs of reclaiming Troy. The Montana Department of Environmental Quality (“DEQ”) looks to the Company as primary obligor of the reclamation liabilities, and required the Company to post a reclamation bond in the amount of $12.9 million. The Company has purchased an environmental risk transfer program which will fund the expected reclamation and remediation liability at Troy and also provides cash collateral of $6.5 million as security to the DEQ for the required reclamation bond (note 8).

Changes in the reclamation liability for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Reclamation and remediation liability, beginning of year	$7,946	$8,166
Reduction in present value of liability due to mine life extension, net	(666)	(914)
Accretion expense	675	694
	$7,955	$7,946

In 2010, the estimated end of the operating life of Troy was extended from 2016 to 2018. This resulted in a decrease of the reclamation and remediation liability of $0.9 million for 2010 with a corresponding decrease to the associated long-lived asset. The total undiscounted amount of the estimated future expenditures required to settle the environmental remediation obligation at December 31, 2010 was $14.4 million. The environmental remediation expenditures are expected to occur at the end of mine operations, being 2018, and were discounted at the Company’s credit-adjusted risk-free rate of 8.5% . Other assumptions used by management to determine the carrying amount of the asset retirement obligation at December 31, 2010 were: labor costs based on current market place wages required to hire contractors to carry out reclamation activities; market risk premium for unforeseeable circumstances; and the rate of inflation over the expected years to settlement.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

In 2011, the estimated end of the operating life of Troy was extended from 2018 to 2019. This resulted in a decrease of the reclamation and remediation liability of $0.7 million for 2011 with a corresponding decrease to depreciation and depletion expense because the associated asset retirement obligation asset had a zero balance. The total undiscounted amount of the estimated future expenditures required to settle the environmental remediation obligation at December 31, 2011 was $14.5 million. The environmental remediation expenditures are expected to occur at the end of mine operations, beginning 2019.The incremental cash flows as a result of the increase in mine life have been discounted at the Company’s credit-adjusted risk-free rate of 6.5%. Other assumptions used by management to determine the carrying amount of the asset retirement obligation are: labor costs based on current market place wages required to hire contractors to carry out reclamation activities; market risk premium for unforeseeable circumstances; and the rate of inflation, ver the expected years to settlement.

11. Share Capital

Common Stock:

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

On January 5, 2009, Royal Gold exercised its option to convert its 121,012 common shares of the Company and 728,275 common shares of Revett Silver into a one percent net smelter royalty from future production at Rock Creek. See Note 15, Royal Gold Royalty.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

In August 2009, the Company issued 1,666,667 common shares to its primary customer as principal payment on a note payable (see note 9). The principal of the note payable was reduced by $1.0 million.

In October 2009, the Company issued 702,620 shares to settle accounts payable. The fair value of the shares issued was $0.5 million.

During the year ended December 31, 2009, the Company issued a total of 5,116,697 of its common shares in exchange for 25,583,487 of Class B common shares of Revett Silver, increasing the Company’s interest in Revett Silver from 69.8% to 100%.

On January 13, 2010, the Company issued 722,780 common shares in a private placement for CAD$1.60 per share or gross proceeds of CAD$1.2 million (U.S. $1.1 million).

In March 2010, the Company issued 166,836 common shares to settle accrued liabilities to employees and directors in the amount of $0.4 million.

During August 2010, the Company issued 2,908,545 units for net proceeds of $3.9 million. Each unit consisted of one common share and one-half a warrant, with each whole warrant exercisable into common shares at CAD$1.75 per share, exercisable until August 24, 2013. The Company also issued 8,280 warrants and paid $0.02 million cash as a finder’s fee. The proceeds of units were allocated between the common shares and warrants issued on a relative fair value basis resulting in $3.0 million allocated to the common shares and $0.9 million to the warrants. The fair market value of the common shares was based on the market price of the shares on the issue date and the fair value of the warrants was determined using the Black-Scholes option pricing formula with the following assumptions: volatility of 110%; risk free interest rate of 0.77%; and expected life of 3.0 years.

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

During the year ended December 31, 2010, 3,492,500 warrants were exercised resulting in proceeds of $2.7 million. Proceeds of $2.0 million were used to fully repay a note payable to the warrant holder.

During the year ended December 31, 2011, the Company issued 275,000 common shares with a fair value of $1.2 million to extinguish an outstanding a right to convert redeemable shares into a 2% royalty interest on future Rock Creek production. In connection with this transaction, the $0.7 that was previously recorded in temporary equity was reclassified into common stock. In addition, the Company issued 13,052 shares for compensation to directors in the amount of $ 0.1 million; issued 405,000 common shares on exercise of stock options for cash proceeds of $0.6 million, and issued 248,280 common shares on exercise of warrants for cash proceeds of $0.5 million. See Note 15 – Kennecott Royalty Option.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

Preferred Stock:

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s Board of Directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At December 31, 2011 and 2010, no preferred stock was issued or outstanding.

Stock options:

The Company has an Equity Incentive Plan (the “Plan”), the purpose of which is to enable the Company to attract and retain employees and to provide a means of compensating those employees, directors, officers and other individuals or entities integral to the Company's success. The Plan is administered by the Company’s Board of Directors.

The Plan requires the Company to reserve and have available for issue, 6,500,000 common shares, less that number of common shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. The aggregate number of common shares that may be issued to any holder or awarded to any grantee under the Plan may not exceed five percent of the outstanding common shares. Vesting of options is at the discretion of the Board at the time the options are granted.

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue 3,507,374 shares of common stock as of December 31, 2011 and 1,660,500 options are issued and outstanding. As of December 31, 2011, the intrinsic value of options outstanding and exercisable was $2.0 million. As of December 31, 2011 and 2010, there was no unrecognized compensation cost related to unvested stock options.

As of December 31, 2011, the following stock options were outstanding:

Options	Options	Exercise		Expiration
Granted	Exercisable	Price		Date

90,000	90,000	$5.55	CDN	January 10, 2012
8,000	8,000	5.75	CDN	March 5, 2012
6,000	6,000	3.00	CDN	April 29, 2013
10,000	10,000	2.50		November 1, 2013
10,000	10,000	4.18		April 15, 2014
35,000	35,000	4.30		December 13, 2013
10,000	10,000	4.45		February 25, 2014
107,500	107,500	0.52	CDN	March 31, 2014
24,000	24,000	0.45	CDN	April 27, 2014
110,000	110,000	0.45		September 10, 2014
15,000	15,000	1.05		November 2, 2014
30,000	30,000	1.65		December 30, 2014
272,000	272,000	2.15		March 15, 2015
20,000	20,000	2.50		November 1, 2015
900,500	900,500	4.98		March 21, 2016
2,500	2,500	5.93		April 8, 2016
10,000	10,000	4.17		September 12, 2016
1,660,500	1,660,500	$3.72

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

The summary of stock options granted and outstanding is as follows:

	2011		2010		2009
		Weight		Weight		Weight
		average		average	Number	average
	Number	exercise	Number	exercise	of shares	exercise
	of shares	price	of shares	price		price

Outstanding, beginning of year	1,307,500	$2.39	1,714,000	$2.15	748,000	$5.05

Granted	940,000	4.96	616,000	2.27	1,135,000	0.60
Cancelled	(182,000)	5.50	(331,000)	4.34	(159,000)	4.85
Exercised	(405,000)	1.48	(691,500)	0.74	(10,000)	0.50

Outstanding, end of year	1,660,500	$3.72	1,307,500	$2.39	1,714,000	$2.15

Options exercisable	1,660,500	$3.72	1,307,500	2.39	1,714,000	$2.15

The weighted average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $3.36, $2.30 and $0.408 per share. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

(i)	Risk-free interest rate 0.87% to 2.07% (2010 - 1.02% to 1.17%; 2009 – 1.18% to 2.69%).

(ii)	Expected life – 2.5 – 5 years (2010 - 5 years; 2009 - 5 years).

(iii)	Volatility – 95% - 119% (2010 - 111%; 2009 - 98%).

(iv)	Expected dividends – nil.

Total stock-based compensation recognized during the year ended December 31, 2011 was $3.2 million (2010 - $1.0 million; 2009 - $0.4 million). During 2011, a total of $2.1 million stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in General and Administrative expense.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

Stock Purchase Warrants:

The following stock purchase warrants were outstanding at December 31, 2011 for the purchase of common shares of Revett Minerals:

Number	Exercise price	Expiration
128,011	CAD$1.75	August 24, 2013
244,836	CAD$1.75	August 31, 2013
1,071,427	US$1.81	August 24, 2013
1,444,274

During the year ended December 31, 2011, 248,280 warrants were exercised and 177,333 warrants expired.

12. Income taxes:

The company’s income tax expense (benefit) for the years ending December 31, are as follows:

	2011	2010	2009
Federal:
Current	$470	$33	$-
Deferred	3,613	-	(1,653)
Total	4,083	33	(1,653)

State:
Current	-	-	-
Deferred	422	-	(194)
Total income tax expense (benefit)	$4,505	$33	$(1,847)

Domestic and Foreign components of income (loss) from operations before income taxes for the years ended December 31, are as follows:

	2011	2010	2009

Domestic	$22,033	$7,806	$(3,547)
Foreign	(4,032)	(8,387)	(2,364)
Total	$18,001	$(581)	$(5,911)

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

	2011			2010			2009

Income tax at statutory rate	$6,309	35.0%		$(203)	(35.0%	)	$(2,069)	(35.0.%	)
Effect of state taxes	490	2.72%		-	-		-	-
Effect of foreign taxes	181	1.0%		-	-		-
Change in valuation allowance	(558)	(3.1%	)	1,012	174.2%		774	13.1%
Percentage depletion	(3,681)	(20.4%	)	(1,288)	(221.7%	)	-	-
Stock based compensation	1,117	6.2%		-	-		-	-
Other	647	3.6%		512	88.1%		(552)	(9.3%	)
Income tax expense (benefit)	$4,505	24.99%		$33	5.6%		$(1,847)	(31.2%	)

The significant components of the Company’s deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred income tax assets:
Reclamation and remediation	$3,110	$3,069
Net operating losses:
United States	8,364	13,415
Canada	3,133	2,707
Other assets	1,034	751
Total deferred income tax assets	15,641	19,942
Valuation allowance	(3,477)	(4,035)
Net deferred income tax assets	12,164	15,907

Deferred income tax liabilities:
Mineral property, plant and equipment	(16,200)	(15,907)
Deferred tax on other comprehensive income	(86)	-
Net deferred income tax liability	$(4,122)	$-

As of December 31, 2011, management of the Company has determined that it is more likely than not that the Canadian net operating loss will not be utilized due to the Company’s lack of operations in Canada. Therefore a valuation allowance equal to 100% of the Canadian deferred tax assets has been recorded at December 31, 2011. The Company’s 2010 valuation allowance included the Canadian net operating loss and the U.S. deferred tax assets that management believed would not be utilized. Due to the usage of the net operating losses in 2011 and a more likely than not expectation that remaining net operating losses will be utilized and other deferred tax assets will be realized, no valuation allowance was placed against U.S. deferred tax assets at December 31, 2011.

At December 31, 2011 and 2010, the Company has United States net operating loss carry forwards of approximately $21.0 million and $34.4 million, respectively, that expire at various dates between 2019 and 2029, Montana State net operating losses of approximately $12.0 million and $29.5 million, respectively, which expire at various dates between 2012 and 2016, and Canadian net operating losses of approximately $12.2 million and $11.8 million, respectively, and expire at various dates between 2014 - 2031. The use of the United States losses that were

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

incurred prior to the acquisition of Revett Silver is subject to an annual limitation of approximately $2.1 million.

The company has no unrecognized tax benefits as of December 31, 2011 or 2010, and there was no change in unrecognized tax benefits during the current year. The Company does not have any significant uncertain tax positions. If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense. It is not anticipated that there will be any significant changes to unrecognized benefits within the next twelve months. Currently tax years 2009-2011 remain open for examination by the United States taxing authorities. Tax years subsequent to 2005 remain open for examination by the Canadian Revenue Agency.

13. Comprehensive income

The components of other comprehensive income at December 31, 2011 and 2010 are as follows:

	2011	2010
Unrealized gain on available for sale securities before tax	$246	-
Deferred tax expense	(86)	-
Unrealized gain on available for sale securities, net of tax	$160	$-

14. Derivate instruments

Concentrate Sales Contracts:

The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Concentrate settlement and other receivables), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

Fixed Forward Contracts

At December 31, 2011, the Company had forward contracts to sell 2.6 million pounds of copper at an average price of $4.00 per pound which mature at various dates ending in February 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at December 31, 2011 metal prices, would result in a gain of approximately $1.4 million.

Warrant Derivative Liabilities

Some of the Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. See discussion of the warrant derivative liabilities in note 7.

The following summarizes classification of the fair value of the derivative instruments as of December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010

Concentrate settlement and other receivables	$(369)	$114
Warrant derivative liabilities	(1,170)	(4,667)

The following represent mark-to-market gains (losses on derivative instruments during the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009

Revenue	$483 $	(185)	$1,667
Gain (loss) on warrant derivatives	1,328	(4,667)	-

15. Commitments and Contingencies

Litigation:

(i) Cabinet Resources Group, Inc. (plaintiff) v. Montana Department of Environmental Quality and Genesis Inc. (defendants):

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

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

The Company has answered the complaint and asserted several affirmative defenses to plaintiff’s claims. The Company has also filed a motion seeking to dismiss Revett Minerals on the grounds that it does not do business in Montana. Discovery has been substantially completed, although no trial date has been set. The court has indicated that it will not set a trial date until DEQ has completed its required review of the reclamation plan. We are funding an ongoing environmental impact statement with DEQ concerning proposed revisions to the existing reclamation plan and increased performance bond requirements, and therefore believe the claim is without merit.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

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

The two cases were subsequently consolidated and cross motions for summary judgment were filed. On May 4, 2010, the district court entered a decision dismissing the environmental groups’ ESA challenges, yet vacated the 2001 Final EIS and Record of Decision, both of which were remanded to the Forest Service with directives to update the NEPA analysis of the Rock Creek Project’s effect on the bull trout population and habitat, and to incorporate sediment reduction measures to minimize the adverse environmental effect of Phase I of the mine project. The Company is currently working with the Forest Service on a supplemental EIS to address the issues identified in the court’s decision. The environmental groups have appealed the dismissal of their ESA challenges to the Ninth Circuit Court of Appeals. All of the briefing had been completed as of the date of this report, but oral argument has not yet been scheduled.

Although the Company believes that it will ultimately receive environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from developing the Rock Creek project which could result in the impairment and write-down of the carrying value related to the Rock Creek property.

Kennecott Royalty Option:

During 2002, Kennecott and Revett Silver, a wholly owned subsidiary of the Company, agreed to amend the February 21, 2000 Asset Purchase and Sale Agreement pursuant to which Revett Silver acquired Kennecott’s interest in Troy and Rock Creek. Among other things, the amendment granted Kennecott the right to acquire a 2% net smelter return royalty (the NSR royalty) from the sale of metals from a defined area of the Company's Rock Creek property anytime until the later of one year after Rock Creek achieves 80% of designed commercial capacity production or December 31, 2015. Kennecott was required to surrender 450,000 shares of the Company's common shares previously issued to acquire the NSR royalty. On March 21, 2011, the Company purchased the right to convert the 450,000 shares to a 2% net smelter royalty interest on future Rock Creek production that was previously owned by Kennecott in exchange for the issue of an additional 275,000 of its common shares. The exchange was accounted for as an exchange of the original 450,000 common shares with a conversion feature for 725,000 common shares without a conversion feature. The carrying value of the original 450,000 shares of $676,000 has been transferred from temporary equity to share capital. The fair value of the additional 275,000 common shares was $1.2 million and has been recorded in accumulated deficit as an equity transaction.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

Operating leases:

The Company has entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2012 and many may be renewed annually. Total operating lease cost recognized for the years ended December 31, 2011, 2010, and 2009 was $0.5 million, $0.5 million and $0.5 million, respectively. The obligations in 2012 under the terms of these leases are $0.4 million.

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

16. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their short time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable or receivable are marked to market each month using quoted forward prices as at the last trading day of each month, and accordingly are recognized at fair value. The carrying values of capital lease obligations approximate fair market values as they are based on market rates of interest.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$16,086	$16,086	$-	$-
Short term investments	9,066	9,066	-	-
Restricted cash	6,519	6,519	-	-
Available for sale securities	2,540	2,540	-	-
Concentrate sales contract	(369)	-	(369)	-
Warrant derivatives liability	(1,170)	-	(1,170)	-

	Fair value at December 31, 2010
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$8,766	$8,766	$-	$-
Restricted cash	6,498	6,498	-	-
Concentrate receivables	114	-	114	-
Warrant derivatives liability	(5,876)	-	(5,876)	-

The Company’s cash and cash equivalent instruments including restricted cash are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s short-term investments are available for liquidity needs and are classified as trading and recorded at market value. The short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s available for sale securities are valued using quoted market prices, and accordingly, are included in Level 1.

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

The warrant derivative liability is valued using an option pricing model, which requires a variety of inputs as described in Note 7. Such instruments are typically included in Level 2.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

17. Segment Information

The Company considers itself to operate in a single segment being copper and silver mining and related activities including exploration, development, mining and processing. All revenues earned and mineral, property, plant and equipment are located in the United States. For all periods presented, all revenues and concentrate settlements receivable are from one customer pursuant to a concentrate sales agreement.

18. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009 (thousands, except per-share amounts). The two class method was used to account for earnings per share though the first quarter of the period of the deemed distribution on redeemable shares.

	2011	2010	2009
Numerator
Net income (loss)	$13,496	$(614)	$(3,673)
Deemed distribution on redeemable shares	(1,213)	-	-

Net income (loss) for basic earnings per share	12,283	(614)	(3,673)
Gain on warrant derivative associated with dilutive warrants	(1,328)	-	-
Net income (loss) for diluted earnings per share	$10,955	$(614)	$(3,673)
Denominator
Basic weighted average common shares	33,803,368	27,928,475	21,260,952
Dilutive stock options and warrants	1,454,300	-	-
Diluted weighted average common shares	35,257,668	27,928,475	21,260,952

Basic income (loss) per share	$0.36	$(0.02)	$(0.14)

Diluted income (loss) per share	$0.31	$(0.02)	$(0.14)

For the years ended December 31, 2011, the gain on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the gain would not have been recognized had the warrants been converted at the beginning of the period.

Options to purchase 1,001,000 shares of our common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2011. The exercise price of these options exceeded the average price of our stock during these periods and were anti-dilutive.

The following options and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive:

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

Years ended December 31,	2010	2009

Stock Options	1,307,500	1,714,000
Warrants	1,869,886	4,163,432
Total	3,177,386	5,877,432

19. Summary of quarterly financial data (unaudited)

The following table sets forth a summary of the quarterly results of operations for the year ended December 31, 2011 (In thousands, except per share data):

	Q1	Q2	Q3	Q4

Revenues	$12,768	$18,752	$16,706	$21,885

Expenses:
Cost of sales	8,772	9,747	9,654	14,090
Depreciation and depletion	584	722	812	(265)
Exploration and development	306	201	632	613
General and administrative	4,273	866	1,105	811
Accretion of reclamation liability	169	169	169	168
	14,104	11,705	12,372	15,417
Income (loss) from operations	(1,336)	7,047	4,334	6,468
Other income (expenses):
Interest expense	(20)	(7)	(6)	(29)
Interest income	29	52	91	84
Gain (loss) on warrant derivative	(998)	2,329	239	(242)
Foreign exchange gain (loss)	(9)	(12)	(7)	(7)

Net income (loss) before income tax and non- controlling interests	(2,334)	9,409	4,651	6,274

Income tax benefit (expense)	(513)	(1,485)	(1,792)	(715)
Net income (loss)	(2,847)	7,924	2,859	5,560
Other comprehensive income: Unrealized gain on securities, net of tax	-	20	(292)	432
Comprehensive income (loss)	(2,847)	7,944	2,567	5,992
Basic income (loss) per share	(0.12)*	0.23	0.08	0.17
Diluted income (loss) per share	(0.12)*	0.16	0.07	0.16

* Basic and diluted loss per share for the first quarter 2011 has been updated to correct for the omission of a deemed distribution on redeemable shares that should have been included in the calculation.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Twelve months ended December 31, 2011, 2010 and 2009
(expressed in thousands of United States dollars unless otherwise stated)

The following table sets forth a summary of the quarterly results of operations for the year ended December 31, 2010 (In thousands, except per share data):

	Q1	Q2	Q3	Q4

Revenues	$12,127	$9,322	$12,402	$13,153
Expenses:
Cost of sales	8,755	8,633	8,577	8,420
Depreciation and depletion	751	706	700	485
Exploration and development	96	178	131	297
General and administrative	1,434	639	715	1,256
Accretion of reclamation liability	173	173	173	175
	11,209	10,329	10,296	10,633
Income (loss) from operations	918	(1,007)	2,106	2,520
Other income (expenses):
Interest expense	(125)	(122)	(99)	(255)
Interest income	27	22	36	32
Gain (loss) on warrant derivative	-	-	(1,372)	(3,295)
Foreign exchange gain (loss)	8	(39)	36	28

Net income (loss) before income tax and non-controlling interests	828	(1,146)	707	(970)
Income tax benefit (expense)	(41)	5	(51)	54

Net income (loss)	787	(1,141)	656	(916)
Other comprehensive income: Unrealized gain on securities, net of tax	-	-	-	-
Comprehensive income (loss)	787	(1,141)	656	(916)
Basic income (loss) per share	0.03	(0.04)	0.02	(0.03)
Diluted income (loss) per share	0.03	(0.04)	0.02	(0.03)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          There were no changes in or disagreements with the registrant’s accountants on accounting and financial disclosure during the year.

Item 9A. Controls and Procedures.

          Management is responsible for adopting internal control that gives it and the board of directors reasonable assurance that the Company’s consolidated financial statements present fairly its financial position and results of operations. Management also is responsible for establishing and maintaining disclosure controls and procedures that provide assurance that material information concerning the Company, including its consolidated subsidiaries, is appropriately disclosed.

          (a) Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in our periodic reports and other information filed under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to our management, including our chief executive officer and our chief financial officer and other principal accounting officers, so such persons can make timely decisions regarding disclosure.

          We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures was not effective as of December 31, 2011, because of the existence of the material weaknesses described below.

          (b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our assets are being made only in accordance with the authorizations of management and directors; and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

          We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that our internal control over financial reporting was not effective as of December 31, 2011, because of the existence of the material weaknesses described below.

          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, we have identified the following two material weaknesses that existed as of December 31, 2011. (1) The Company does not maintain adequate controls over the restriction of access to the accounting system. Consequently, entries or adjustments could be originated and posted to the financial records of the Company without appropriate levels of review and oversight. As a result, there is a reasonable possibility that material misstatements in the interim or annual financial statements may occur and not be detected. (2) The Company does not maintain sufficient resources in accounting functions critical to financial reporting. Consequently, accounting review controls are not performed consistently and accurately, effective review of certain technical accounting matters is not accomplished and the preliminary annual consolidated financial statements contained material misstatements in amounts and disclosures, including cash equivalents, short-term investments, revenues, and receivables.

          The Company’s independent registered public accounting firm, KPMG LLP, has audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, and its report, which is included elsewhere in this Form 10-K, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

          (c) Changes in Internal Control over Financial Reporting. Other than the identification of the two material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

          (d) Management’s Remediation Plans. The Company is in the process of reviewing system access control deficiencies and has implemented changes to appropriately restrict access to the accounting system. In addition, the Company is assessing what resources are necessary to enhance the financial reporting controls and will employ those resources as that decision is made.

Item 9B. Other Information.

          There is no information that was required to be disclosed by the registrant on Form 8-K during the fourth quarter of the year ended December 31, 2011 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of March 28, 2012 are set out below. The Company’s board of directors consisted of five members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed, and qualified. The board of directors appoints the executive officers annually.

Director or Executive Officer	Age	Position with the Company

John G. Shanahan (1) (5)	52	President, Chief Executive Officer and Director

Kenneth S. Eickerman	54	Chief Financial Officer

Carson Rife	54	Chief Operating Officer

Monique Hayes	46	Corporate Secretary

Timothy R. Lindsey (1) (2)(3) (5)	59	Director and Chairman

Albert Appleton (1)(2)(4)	63	Director

Larry M. Okada (2)(3)(4)	62	Director

John B. McCombe(3)(4)(5)	51	Director
_____________________
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
(3)	Member of the Audit Committee of the board of directors
(4)	Member of the Governance and Nominating Committee of the board of directors
(5)	Member of the Safety Committee of the board of directors

          Biographies of Corporate Directors and Executive Officers.

          John G. Shanahan. Mr. Shanahan was named the Company’s President and Chief Executive officer in October 2008. Prior to becoming CEO, Mr. Shanahan was the chairman of the board of directors from 2005 until April 2009. Mr. Shanahan’s background is in commodity price risk management and he has held senior management positions with Barclays Capital, Rothschild Inc., Pasminco Ltd, and Australian Mining and Smelting. Mr. Shanahan is also a director of Mediterranean Resources Ltd and Condor Blanco Mines Ltd. Mr. Shanahan holds a bachelor of commerce degree from the University of Melbourne, a graduate diploma in Systems Analysis and Design from the Royal Melbourne Institute of Technology, and an MBA degree from the Columbia School of Business.

          Kenneth Eickerman. Mr. Eickerman was appointed Chief Financial Officer in December 2008. Prior to joining Revett Silver as an officer in April 2005, Mr. Eickerman was Controller of Mustang Line Contractors, Inc. (from May 2002 to March 2005), and Controller and Treasurer of Apollo Gold, Inc. (from February 1999 to May 2002). Before that, he worked in various finance capacities for Pegasus Gold, Inc. Mr. Eickerman graduated from Washington State University and is a certified public accountant licensed in the State of Washington.

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

          Monique Hayes. Ms. Hayes was appointed Corporate Secretary in December 2010. Ms. Hayes has over six years of investor relations experience in the mining industry and over ten years of general advertising, communications and brand management experience. Prior to joining Revett Silver in March 2009, Ms. Hayes worked for Sterling Mining, Public Dialog Direct, WhiteRunkle Advertising and Studio Interactive, working on several national accounts including AT&T Wireless, Bell Atlantic and NordicTrack. She attended City University where she studied business management, brand strategy and communications.

          Timothy R. Lindsey. Director and Chairman of the Board (since April 2009). Mr. Lindsey has over thirty years of technical and executive leadership in energy and mineral exploration, production and business development in the U.S., Canada, Africa, Europe, Latin America, the CIS and Asia-Pacific. Early in his career he worked as an exploration geologist on several base-metal projects. From 1975 until 2003, Mr. Lindsey held various senior management positions with Marathon Oil ( MRO: NYSE) in both U.S. and International exploration and production. He was employed by The Houston Exploration Company (THX: NYSE) from 2003-2005 as Senior Vice President. From March 2005 to the present, Mr. Lindsey has been a Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues. He has served on both public and private company Boards and currently serves (since 2006) as a Director for Daybreak Oil and Gas (DBRM.OB). Mr. Lindsey received a bachelor of science in geology from Eastern Washington University and completed graduate studies-economic geology at the University of Montana. He also completed the Advanced Executive Program at Northwestern University and is a member of several professional associations.

          Albert Appleton. Director since June, 2010 and Chairman of the Environmental Committee. Mr. Appleton has been an international environmental and public finance consultant since 2005. From 1994 to 2005, Mr. Appleton was a Senior Fellow of Infrastructure at the New York City Regional Plan Association and from 1990 to 1993 he was Commissioner of the New York City Department of Environmental Protection and Director of the New York City Water and Sewer System, where he was noted for his innovations in watershed protection, water conservation and water resource management and finance. Mr. Appleton is a graduate of Gonzaga University and Yale Law School.

          Larry M. Okada. Director and Chairman of the Audit Committee since January, 2010. Mr. Okada has extensive public finance and accounting experience with Deloitte & Touche, Staley Okada & Partners, and PricewaterhouseCoopers LLP. Mr. Okada is a Chartered Accountant in British Columbia and Alberta as well as a Certified Public Accountant in Washington State. Mr. Okada is currently a member of various committees with the Institute of Chartered Accountants of British Columbia.

          John B. McCombe. Director since November, 2010 and Chairman of the Safety Committee. Mr. McCombe has over twenty-five years of operating experience in North American and international mining and mineral processing operations. Most recently he held the position of Senior Vice President – Operating Strategy at IAMGOLD Corporation. Mr. McCombe graduated from Queen’s University with a Bachelor of Science in Mine Engineering and is a member of the Canadian Institute of Mining and Metallurgy. Upon graduation, Mr. McCombe joined Dickenson Mines (now Goldcorp) at their Red Lake operation where he held various mine and mill superintendent positions. From 1995 to 2005, Mr. McCombe was with Breakwater Resources where he was responsible for global operations.

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

          Independence of the Board. The Company’s board consists of five directors, four of whom are not executive officers and are thereby considered to be independent under the rules or the Toronto Stock Exchange. The non-independent director is John Shanahan, who also serves as the Company’s president and chief executive officer. The independent directors meet outside the presence of management and Mr. Shanahan prior to or during most regularly scheduled meetings of the board. During the year ended December 31, 2011, the Company’s board of directors met three times and the independent members of the board met separately three times.

          Board Meetings. The board of directors is headed by a chairman of the board, a position that is currently occupied by Tim Lindsey. The chairman is responsible for determining the frequency and content of board meetings, ensuring that the directors are provided with meeting and briefing materials in a timely manner, ensuring management’s attendance at the meeting to deliver required reports and answer any questions the directors may have concerning the Company or its operations and, in general, conducing the meetings in an orderly, responsible and informative manner. The chairman also acts as the chair at the Company’s annual meeting of shareholders. These responsibilities are more fully described in the board’s charter, described below, and in a position description adopted by the board. Attendance for the three meetings is as follows: all directors attended all board meetings during the periods they were directors.

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

          Committees of the Board of Directors.

Corp. Gov.
	Audit	Compensation	Safety	Environmental	& Nominating
Director	Committee	Committee	Committee	Committee	Committee
John Shanahan			X	X
Tim Lindsey	X	Chair	X	X
Al Appleton		X		Chair	X
Larry Okada	Chair	X			Chair
John McCombe	X		Chair		X
2011 Meetings	4	1	4	3	0

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

          Current Members. The audit committee is presently comprised of Larry Okada, Tim Lindsey and John McCombe, with Mr. Okada serving as chairman. During the year ended December 31, 2011, the committee met four times.

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

          Current Members. The compensation committee is presently comprised of Tim Lindsey, Albert Appleton and Larry Okada, with Mr. Lindsey serving as chairman. The committee met one time during the year ended December 31, 2011.

          Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2011, (a) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officer’s served on the Company’s compensation committee; (b) one executive officer of the Company served as a director of another entity, one of whose executive officers served on the Company’s compensation committee; and (c) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company. The compensation committee has reviewed and discussed Item 11 of this report, specifically including the subsection entitled “Compensation Discussion and Analysis.”

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

          Current Members. The corporate governance and nominating committee is presently comprised of Albert Appleton, Larry Okada and John McCombe, with Mr. Okada serving as chairman. The committee did not meet during the year ended December 31, 2011.

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

          Current Members. The environmental committee is presently comprised of John Shanahan, Albert Appleton and Tim Lindsey, with Mr. Appleton serving as chairman. The committee met three times during the year ended December 31, 2011.

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

          Current Members. The safety committee is presently comprised of John Shanahan, John McCombe and Tim Lindsey, with Mr. McCombe serving as chairman. The committee met four times during the year ended December 31, 2011.

Item 11. Executive Compensation.

          Summary Compensation Table. The following table summarizes the compensation for the fiscal years ended December 31, 2011, 2010 and 2009, of our principal executive officer, principal financial officer and our three other executive officers as of December 31, 2011.

				Option	All Other
Name and		Salary	Bonus (1)	Awards (2)	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)

John G. Shanahan (3)	2011	300,000	60,500	134,540	-	495,040
President and Chief	2010	285,000	-	47,550	100,000(7)	432,550
Executive Officer	2009	240,000	-	14,850	-	254,850

Kenneth Eickerman (3)	2011	135,000	27,500	67,270	-	229,770
Chief Financial Officer	2010	128,560	-	15,850	30,698 (7)	175,108
	2009	98,268	-	12,560	-	110,828

Carson Rife (3),(4)	2011	200,000	40,500	100,905	1,398	342,803
Vice President and	2010	183,231	-	47,550	52,064 (4)(7)	282,845
Chief Operating Officer	2009	152,000	-	12,600	1,398	165,998

Monique Hayes (3)	2011	82,500	16,500	67,270	-	166,207
Corporate Secretary	2010	73,834	-	15,850	-	89,684
	2009	-	-	-	-	-

Douglas Miller (3)	2011	140,000	29,000	67,270	-	236,270
General Manager of	2010	140,000	-	25,360	18,667(7)	184,027
the Troy Mine	2009	126,000	-	13,989	-	139,989

Scott Brunsdon (5)	2011	-	-	-	-	-
Chief Financial Officer	2010	-	-	-	-	-
and Secretary	2009	-	-	-	307,167(5)	307,167

Douglas Ward (6)	2011	-	-	-	-	-
Vice President of	2010	181,834	-	15,850	-	197,684
Corporate Development	2009	128,000	-	12,560	-	140,560

____________________
(1)           2010 bonuses relate to performance during that year, but were awarded in March 2011.

(2)           Options awards were valued using the Black-Scholes option pricing model. For a discussion of the assumptions used in valuing such option awards, see Note 9 to the Company’s consolidated financial statements included in this report. There were no forfeitures of option awards for the years shown.

(3)           Reflects salary compensation paid to each of the named individuals during the periods reported. See the subsection of this report entitled “Employment Agreements with Executive Officers” for information concerning the named individuals’ base salaries for the year ending December 31, 2011.

(4)           Amounts shown for Mr. Rife under “All other Compensation” include of automobile expense allowance of $1,398.

(5)           Mr. Brunsdon resigned from the Company in December 2008. Pursuant to the terms of his employment agreement, the Company paid him a severance payment of $307,167 in 2009 following his resignation.

[Footnotes are continued on the following page.]

(6)           Mr. Ward resigned from the Company on November 30, 2010.

(7)           Amounts shown reflect the value of common shares received during the year.

          Grants of Plan-Based Awards. The following table sets forth information concerning equity incentive plan awards that were granted to our principal executive officer, principal financial officer and our three other executive officers during the year ended December 31, 2011. None of the persons depicted in the table received stock awards or non-equity incentive plan awards during the year. None of such incentive plan awards are contingent on the achievement of performance goals.

Grants of Plan-Based Awards
		Estimated Future Payouts under					Grant
		Equity Incentive Plan Awards			Other Option	Exercise	Date
		Threshold Target Maximum			Awards	Price	Value
Name	Grant Date	(#)	(#)	(#)	(#)	($)	($)
John Shanahan	3/22/2011	-	n/a	n/a	40,000	4.98	134,540
Ken Eickerman	3/22/2011	-	n/a	n/a	20,000	4.98	67,270
Carson Rife	3/22/2011	-	n/a	n/a	30,000	4.98	100,905
Monique Hayes	3/22/2011	-	n/a	n/a	20,000	4.98	67,270
Douglas Miller	3/22/2011	-	n/a	n/a	20,000	4.98	67,270

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth information concerning the outstanding equity awards at December 31, 2011 held by our principal executive officer, principal financial officer and our three other executive officers:

	Outstanding Equity Awards at Fiscal Year-End
	Equity Incentive Plan Awards:
	Number of Securities Underlying		Number of Securities	Average
	Unexercised Options		Underlying Unexercised	Exercise	Option
	Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name	(#)	(#)	(#)	($)	Dates
John Shanahan	125,000	0	0	2.31	2014-2016
Ken Eickerman	38,000	0	0	4.36	2012-2016
Carson Rife	95,000	0	0	2.99	2012-2016
Monique Hayes	20,000	0	0	4.98	2016
Douglas Miller	36,000	0	0	3.72	2012-2016

          Options Exercised in Last Fiscal Year. During the year ended December 31, 2011, the Chief Operating Officer exercised 20,000 stock options and the Corporate Secretary exercised 4,000 stock options.

          Employment Agreements with Executive Officers. Each of our five executive officers has entered into an employment agreement with Revett Silver, our wholly-owned Montana subsidiary. Each agreement is for a term of three years and is renewable annually thereafter, and each provides for the payment of salary and medical and other fringe benefits, the award of stock options, and severance payments in the event the executive officer’s employment is terminated without cause, upon the occurrence of a change in control event, or other than for good reason. A “change in control” event occurs under the agreements when a person or entity beneficially acquires 25 percent or more of our voting securities, or when, in a contested election of directors, the persons who were directors immediately prior to the election contest cease to constitute a majority of the board of directors. “Good reason” is defined in the agreement to include a material change in the executive officer’s duties and responsibilities, a reduction in his salary or medical and other fringe benefits or, following a change in control, the Company’s failure to enter into a replacement employment agreement with the executive officer that is reasonably satisfactory to him.

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

          Our agreement with Douglas Miller is dated September 9, 2009, and provides for an annual base salary of $135,000, subject to periodic adjustment. If MR. Miller’s employment is terminated without cause, he is entitled to twelve months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, he is entitled to twenty four months of salary and twelve months of benefits. Mr. Miller may terminate the agreement unilaterally upon month’s notice.

          Compensation of Directors. The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2011. John Shanahan was also an executive officer of the Company. None of our directors received any other form of compensation during the year.

	Director Compensation
	Fees earned	Option	All Other
	or Paid in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)
John G. Shanahan (1)	0	0	0	0
John B. McCombe (1)	28,331	134,540	5,000	167,871
Albert Appleton (1)	36,219	134,540	5,000	175,759
Timothy R. Lindsey (1)	46,247	134,540	49,999	230,786
Larry M. Okada (1)	43,557	134,540	5,000	183,097

__________________
(1)       Current members of the board of directors.

          During the year ended December 31, 2011, directors other than Mr. Shanahan received an annual retainer of $25,000. In addition to these payments, the chairman of the board of directors received an additional $15,000 per year for serving as chairman. The chairman of the audit committee received $10,000 per year. The compensation, corporate governance and nominating, safety, and environmental committees each received an additional $5,000 per year. Directors are also reimbursed for travel expenses incurred in connection with their attendance at board and committee meetings, and directors who are not also executive officers are eligible to receive stock options under Revett Minerals equity incentive plan.

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

          During the year ended December 31, 2011, the compensation committee and the board continued to modify and improve the formula-driven bonus plan for the Company’s executive officers that was first developed in 2006. This plan established the executive’s potential cash bonus at the beginning of the year (expressed as a percentage of the executive’s base salary) and the evaluation is based upon certain performance criteria using a weighted average approach. The criteria established for each of the executive officers is detailed below. The specific criteria and the individual weighting may change from year to year based upon the executive’s specific role with the Company, but include a combination of goals relating to the Company’s overall financial performance and the specific, individual goals that have been set for the executive, plus a discretionary element established by the board on the recommendation of the compensation committee. The following table sets forth the relative weighting of targeted performance areas that were established by the compensation committee and approved by the board of directors for each of the Company’s five executive officers for the year ending December 31, 2011:

	John	Ken	Carson	Doug	Monique
Objective	Shanahan	Eickerman	Rife	Miller	Hayes
Stock price performance	15%	15%	15%	15%	15%
Cash flow and profitability	10%	15%	15%	15%	5%
Financing	10%	10%	5%	5%	10%
Safety performance	15%	10%	20%	20%	10%
Governmental relations	10%	5%	10%	10%	5%
Investor/public relations	10%	10%	5%	5%	15%
Strategy and positioning	10%	10%	10%	10%	10%
Corporate governance	5%	10%	5%	5%	15%
Discretionary	15%	15%	15%	15%	15%

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

          The compensation committee and board of directors awarded cash bonuses during the year ended December 31, 2011, to the persons and in the amounts set forth in the executive compensation table that appears elsewhere in this report. These bonuses were given in recognition of their ongoing efforts to grow the Company and obtain permits relating to Rock Creek during the prior year. During 2011, the compensation committee and the board also awarded a total of 130,000 stock options to five executive officers and a total of 160,000 stock options to those of our directors who are not also executive officers. In future years, the compensation committee will likely emphasize both cash bonuses and stock option awards in fashioning executive compensation.

          Compensation of the Principal Executive Officer. On January 1, 2010, the Company and John Shanahan entered into an employment contract which provides for an annual salary of $300,000. During the year ended December 31, 2011, Mr. Shanahan was awarded 40,000 stock options with an exercise price of $4.98 per share. These stock options are immediately vested, expire on March 21, 2016 and had a Black – Scholes fair value of $145,680 at the time the stock options were issued. In addition, Mr. Shanahan received a bonus of $60,500 for 2011.

          Stock Option Plans.

          The Revett Minerals Equity Incentive Plan. Revett Minerals maintains an equity incentive plan (the “Revett Minerals Plan”) that provides for the issuance of stock options, stock appreciation rights and shares of common stock in satisfaction of amounts owing for services. The Revett Minerals Plan was adopted by Revett Minerals’ shareholders on June 19, 2007, and amended on June 16, 2009, and again on June 21, 2011 and is administered by the compensation committee and by the board. The material provisions of the Revett Minerals Plan and other relevant information are as follows:

  Directors, executive officers, employees and consultants to the Company including its subsidiaries are eligible to participate in the Revett Minerals Plan. Since 2009, all employees received stock option awards.

  A maximum of 6,500,000 shares of common stock (representing approximately 19% of the issued and outstanding shares of common stock of the Company as of the date of this report), are available for issuance under the Revett Minerals Plan.

  Options for the purchase of a total of 1,660,500 shares of common stock (representing approximately 5% of the issued and outstanding shares of common stock of the Company as of the date of this report) have been granted under the Revett Minerals Plan.

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

          Equity Compensation Plan Information. The following table sets forth certain information concerning options that have been granted pursuant to the Revett Minerals Plan as of December 31, 2011.

Revett Minerals Inc. Incentive Stock Option Plans
Number of
	Shares to be	Weighted average	shares available
	issued upon	exercise price of	for issuance under
	exercise	outstanding options	plan at FY end
Stock Option Plan	(#)	($)	(#)
Revett Minerals Equity Incentive Plan	1,660,500	$ 3.72	3,507,374

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2012, the names and address of, and number of shares beneficially owned by persons other than our directors and executive officers who are known to us to own more than five percent (5%) of Revett Minerals common shares. At such date, 34,132,216 common shares were outstanding. An additional 2,978,774 common shares were issuable at such date pursuant to presently exercisable options and warrants.

Name and		Amount and Nature of Beneficial	Percent
Address of Owner	Class of Security	Ownership (all direct unless otherwise noted)	of Class
Silver Wheaton Corp. 666 Burrard Street, Suite 3400 Vancouver, British Columbia V6C 2X8	common stock	5,285,979(1)	15.5%

U.S. Global Investors, Inc. 7900 Callaghan Road San Antonio, Texas 78229	common stock	1,697,780	5.0%

Trafigura AG 263 Tressor Blvd Stamford, CT 06901	common stock	3,666,667	10.8%

Tony Alford 7040 Interlaken Dr. Kernesville, NC 27284	common stock	2,200,000	6.4%

Libra Advisors 777 Third Ave, 27th Floor New York, NY 10017	common stock	3,214,281(2)	9.5%
___________________
(1)	Consists of 5,041,143 common shares and presently exercisable warrants to purchase an additional 244,836 common shares.

(2)	Consists of 2,142,854 common shares and presently exercisable warrants to purchase an additional 1,071,427 common shares.

[The balance of this page has been intentionally left blank.]

          Security Ownership of Management. The following table sets forth as of March 1, 2012 the names of, and number of common shares of Revett Minerals beneficially owned by our directors and executive officers, and the number of common shares owned by our directors and officers as a group.

Amount and Nature of
Beneficial Ownership
(all direct unless otherwise
Name of Director or Officer	Class of Security	noted)	Percent of Class
John G. Shanahan	common stock	536,472 (1)	less than 2%

Kenneth Eickerman	common stock	37,278 (2)	less than 1%

Carson Rife	common stock	85,000 (3)	less than 1%

Monique Hayes	common stock	20,300 (4)	less than 1%

Timothy Lindsey	common stock	519,924 (5)	less than 2%

Larry Okada	common stock	101,004 (6)	less than 1%

Albert Appleton	common stock	61,004 (7)	less than 1%

John McCombe	common stock	61,004 (8)	less than 1%

All directors and officers as a group (8 persons)	common stock	1,421,986(9)	Less than 4%
____________________
(1)	Consists of 411,472 common shares and presently exercisable options to purchase 125,000 common shares.

(2)	Consists of 7,278 common shares and presently exercisable options to purchase 30,000 common shares.

(3)	Consists of 10,000 common shares and presently exercisable options to purchase 75,000 common shares.

(4)	Consists of 300 common shares and presently exercisable options to purchase 20,000 common shares.

(5)	Consists of 394,924 common shares and presently exercisable options to purchase 125,000 common shares.

(6)	Consists of 1,004 common shares and presently exercisable options to purchase 100,000 common shares.

(7)	Consists of 21,004 common shares and exercisable options to purchase 40,000 common shares.

(8)	Consists of 1,004 common shares and presently exercisable options to purchase 60,000 common shares.

(9)	See notes (1) through (9), above.

          Changes in Control. The Company does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          There were no related party transactions during the fiscal year ended December 31, 2011. The Company’s board of directors was comprised of five directors throughout much of the year, four of whom were not also executive officers and are considered to be independent directors under the rules of the Toronto Stock Exchange. The independent directors are Timothy Lindsey, Albert Appleton, Larry Okada and John McCombe. John Shanahan who is the Company’s president and chief executive officer is considered not independent.

Item 14. Principal Accounting Fees and Services.

          Audit Fees. During the fiscal years ended December 31, 2011 and 2010, KPMG LLP, Vancouver, British Columbia, our former independent registered public accounting firm, billed the Company Cdn $164,202 and Cdn $160,000, respectively, for professional services rendered by such firm for the audit of the Company and for reviewing certain of the Company’s periodic filings with the SEC.

          During the fiscal year ended December 31, 2011, KPMG LLP, Boise Idaho, our independent registered public accounting firm, billed the Company $120,000, for professional services rendered by such firm for the audit of the Company’s consolidated financial statements and for reviewing certain of the Company’s periodic filings with the SEC.

          Audit-Related Fees. During the fiscal years ended December 31, 2011 and 2010, KPMG LLP did not perform or bill the Company for any other audit related services.

          Tax Fees. During the fiscal years ended December 31, 2011 and 2010, KPMG LLP did not perform or bill the Company for any tax compliance, tax advice or tax planning services.

          All Other Fees. During the fiscal years ended December 31, 2011 and 2010, KPMG LLP did not perform or bill the Company for any other services.

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

3.1	Articles of Incorporation of the registrant. Previously filed as Exhibit 3.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

3.2	Bylaws of the registrant. Previously filed as Exhibit 3.2 to the registrant’s initial registration statement on Form 10 dated July 20, 2007.

4.1	Amended and Restated Rights Agreement between Revett Minerals Inc. and Computershare Investor Services Inc. dated May 10, 2010.

10.1	Asset Purchase and Sale Agreement dated February 21, 2000, as amended, by and among Kennecott Montana Company, Sterling Mining Company (now Revett Silver) and Genesis Inc.

*

*

10.4	Revett Minerals Inc. Amended and Restated Equity Incentive Plan last amended with shareholder approval on June 21, 2011.

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

10.12

Credit Agreement dated December 8, 2011 by and among the registrant, Revett Silver Company, Troy Mine Inc., RC Resources, Inc. and Societe Generale, in its capacity as administrative agent and letter of credit issuer. Previously filed as Exhibit No. 16.3 to the registrant’s current report on Form 8-K dated December 12, 2011.

21.1	Subsidiaries of the registrant. Previously filed as Exhibit 21.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

23.1	Consent of KPMG LLP. Filed herewith.

23.2	Consent of KPMG LLP Canada. Filed herewith.

31.1	Certification of the registrant’s principal executive officer. Filed herewith.

31.2	Certification of the registrant’s principal financial officer. Filed herewith.

32.1	Certification of the registrant’s principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of the registrant’s principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revett Minerals Inc.

Date: March 28, 2012	/s/ John Shanahan

John Shanahan, its president and
principal executive officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2012	/s/ Ken Eickerman

Ken Eickerman,
the registrant’s principal accounting officer