Form 10-Q
period 2012-03-31
Revett Minerals Inc.
filed 2012-05-10
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
[   ] Yes       [X] No

At May 10, 2012 34,177,551 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries

Revett Minerals Inc.
Consolidated Balance Sheets
at March 31, 2012 and December 31, 2011
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$19,563	$16,086
Short-term investments	9,087	9,066
Concentrate settlement and other receivables	6,003	4,673
Inventories	4,528	4,710
Prepaid expenses and deposits	1,013	914
Total current assets	40,194	35,449
Property, plant, and equipment (net)	59,897	57,602
Restricted cash	6,524	6,519
Available for sale securities	2,159	2,540
Other long term assets	1,142	1,240

Total assets	$109,916	$103,350

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$2,909	$2,574
Payroll liabilities	1,292	992
Income, property and mining taxes	2,680	2,634
Other accrued liabilities	841	882
Deferred income tax payable	179	179
Current portion of capital lease obligations	936	360
Total current liabilities	8,837	7,621

Long term portion of capital lease obligations	1,595	408
Reclamation and remediation liability	8,123	7,955
Deferred income taxes	4,629	3,943
Warrant derivative liability	950	1,170
Total liabilities	24,134	21,097

Commitments and contingencies (note 9)

Shareholders' equity
Preferred stock, no par value, unlimited authorized, no shares issued and outstanding	-	-
Common stock, no par value unlimited authorized, 34,157,216 and 34,119,216 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	84,643	84,587
Accumulated6 (a)) other comprehensive income, net of tax	(88)	160
Retained Earnings (deficit)	1,227	(2,494)
Total equity	85,782	82,253

Total liabilities and shareholders’ equity	$109,916	$103,350

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive income (loss)
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2012	ended March 31, 2011

Revenues	$19,163	$12,768
Expenses:
Cost of sales	11,809	8,772
Depreciation and depletion	649	584
Exploration and development	830	306
General & administrative:
Stock based compensation	15	3,444
Other	1,252	829
Accretion of reclamation and remediation liability	168	169
	14,723	14,104
Income (loss) from operations	4,440	(1,336)

Other income (expenses):
Interest expense	(127)	(20)
Interest and other income	112	29
Foreign exchange gain (loss)	-	(9)
Gain (loss) on warrant derivative	220	(998)
Total other income (expenses)	205	(998)
Income (loss) before income taxes	4,645	(2,334)
Income tax benefit (expense):
Current income tax	(105)	-
Deferred income tax	(819)	(513)
Net income (loss)	3,721	(2,847)
Other comprehensive income:
Unrealized loss on available for sale securities, net of tax	(248)	-
Comprehensive income (loss)	$3,473	$(2,847)
Net income (loss) for basic earnings per share	$3,721	$(4,060)
Net income (loss) for diluted earnings per share	$3,501	$(4,060)
Basic earnings (loss) per share (Note 12)	$0.11	$(0.12)
Diluted earnings (loss) per share (Note 12)	$0.10	$(0.12)
Weighted average number of shares outstanding	34,129,161	33,258,622
Weighted average number of diluted shares outstanding	35,401,815	33,258,622

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2012	ended March 31, 2011

Cash flows from operating activities:
Net income (loss) for the period	$3,721	$(2,847)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	649	584
Deferred financing fee amortization	70	-
Accretion of reclamation and remediation liability	168	169
Foreign exchange loss (gain)	-	9
Stock based compensation	15	3,444
Loss on disposal of fixed assets	5	2
Accrued interest from reclamation trust fund	(5)	(6)
Amortization of prepaid insurance premium	26	27
Loss (gain) on warrant derivative	(220)	998
Deferred income tax	819	513
Changes in:
Concentrate settlement and other receivable	(1,330)	802
Inventories	182	(888)
Prepaid expenses and other assets	(98)	(97)
Accounts payable and accrued liabilities	639	(64)
Net cash provided by operating activities	4,641	2,646

Cash flows from investing activities:
Purchase of plant and equipment	(1,092)	(1,171)
Purchase of short term investments	(20)	-
Net cash used in investing activities	(1,112)	(1,171)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	41	128
Repayment of capital leases	(93)	(177)
Net cash used in financing activities	(52)	(49)

Effects of foreign exchange on cash held
In foreign currencies	-	(9)

Net increase in cash and cash equivalents	3,477	1,417
Cash and cash equivalents, beginning of period	16,086	8,766
Cash and cash equivalents, end of period	$19,563	$10,183

Non cash transactions:
Common stock issued on exchange of shares	-	1,213
Common stock issued for services	-	65
Acquisition of plant and equipment under capital lease	1,852	-
Common stock reclassification from temporary equity to common stock	-	676

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2012 and year ended December 31, 2011
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

			Accumulated
			Other	Retained
	Common Shares		Comprehensive	earnings
	Shares	Amount	Income	(deficit)	Total

Balance, December 31, 2010	33,177,884	$75,032	$-	$(14,777)	$60,255
Issued on exchange of shares	275,000	1,889	-	(1,213)	676
Issue of shares for services	13.052	65	-	-	65
Issue of shares for exercise of options	405,000	593	-	-	593
Issue of shares for exercise of warrants	248,280	546	-	-	546
Warrants reclassified from derivative liability	-	3,314	-	-	3,314
Unrealized gain on marketable securities, net of tax	-	-	160	-	160
Stock-based compensation on options granted	-	3,148	-	-	3,148
Net income for the period	-	-	-	13,496	13,496

Balance, December 31, 2011	34,119,216	$84,587	$160	$(2,494)	$82,253

Issue of shares for exercise of options	38,000	41	-	-	41
Unrealized loss on marketable securities, net of tax	-	-	(248)	-	(248)

Issue of stock options for services	-	15	-	-	15
Net income for the period	-	-	-	3,721	3,721
Balance, March 31, 2012	34,157,216	$84,643	$(88)	$1,227	$85,782

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of March 31, 2012, and the results of its operations and its cash flows for the three month periods ended March 31, 2012 and 2011. The operating and financial results for Revett Minerals for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2011 filed with the appropriate securities regulatory authorities.

2. Changes affecting consolidated financial statements and Future accounting changes:

Accounting principles:

(a) Future accounting changes

There were no new pronouncements issued by the FASB that may materially impact the Company’s consolidated financial statements for future periods.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	March 31, 2012	December 31, 2011
Concentrate inventory	$1,095	$1,490
Material and supplies	3,433	3,220
	$4,528	$4,710

4. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	March 31,	December 31,
	2012	2011
Troy:
Property acquisition and development costs	$13,858	$13,591
Plant and equipment	16,829	14,461
Buildings and structures	4,339	4,042
	35,026	32,094
Rock Creek:
Property acquisition costs	34,972	34,972

Other, corporate	4,292	4,286
Other, mineral properties	118	118
	74,408	71,470
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(6,605)	(6,338)
Troy plant and equipment	(6,451)	(6,167)
Troy buildings and structures	(1,345)	(1,260)
	(14,401)	(13,765)
Other corporate assets	(110)	(103)
	(14,511)	(13,868)
	$59,897	$57,602

The net book value of assets under capital leases at March 31, 2012 and December 31, 2011 was $3.4 million and $1.2 million[blg1], respectively.

Included in other corporate assets are Rock Creek mitigation lands with a carrying value of $3.6 million. This land will be gifted to the U.S. Forest Service or the State of Montana, as directed, as the Rock Creek evaluation program and mine development proceeds. The property costs for Rock Creek will be amortized when the property is placed into production, or written off if it is determined that Rock Creek cannot be developed.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

5. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at:

	March 31,	December 31,
	2012	2011
Cost	$2,294	$2,294
Unrealized gain (loss)	(135)	246
Fair value	$2,159	$2,540

6. Long-term debt

(a) Capital leases:

The balance of the Company’s capital lease obligations were as follows:

	March 31,	December 31,
	2012	2011
Capital leases	$2,531	$768
Current portion	(936)	(360)
	$1,595	$408

The Company has a number of capital leases for mining equipment for use at Troy. Obligations under capital leases are as follows:

2012	$838
2013	996
2014	683
2015	159
Total minimum lease payments	2,676

Less amount representing interest (at rates ranging from 1.6% to 8.0%)	145
Present value of net minimum capital lease payments	2,531

Less current portion	936
$1,595

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

(b) Revolving credit facility:

On December 10, 2011, the Company entered into a revolving credit agreement with a financial institution. The $20.0 million credit facility is subject to interest at the London Interbank Offered Rate (“LIBOR”) plus 350 basis points for an initial three year term. The credit facility may be increased to $30.0 million under specified circumstances.

Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its subsidiaries Troy Mine Inc. and RC Resources, Inc. are the guarantors of the facility. Draws under the facility may be in the form of revolving credit loans or letters of credit. The facility is collateralized by first priority liens and security interests in the properties and assets comprising the Troy Mine Inc. and RC Resources, Inc. and by Revett Minerals Inc.’s pledge of the outstanding common stock of Revett Silver Company. This agreement is subject to financial covenants regarding consolidated fixed charge coverage ratio, consolidated current ratio and consolidated tangible net worth. The Company is in compliance with all the covenants at March 31, 2012.

The Company paid a commitment fee and other transaction costs of $0.9 million that will be amortized over the term of this credit facility. As of March 31, 2012 there have been no draws on this facility.

7. Warrant derivative liability

Some of the Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (Canadian dollars). These warrants are required to be treated as a derivative liability, as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivate liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a gain of $0.2 million from the change in fair value of the warrants for the three months ended March 31, 2012 (for the three months ended March 31, 2011, a loss of $ 1.0 million was required). On June 30, 2011, the Company and a warrant holder agreed to modify the terms of 1.1 million warrants to change the Canadian dollar exercise price to a US dollar exercise price. These warrants no longer require treatment as a derivative liability and the fair value of these warrants on the date of the modification of $3.4 million was reclassified to common stock.

The following table presents the reconciliation of the fair value of the warrants:

	For the three months	For the three months
	March 31, 2012	March 31, 2011
Balance, beginning of period	$1,170	$5,876
Loss (gain) on derivatives	(220)	998
Balance, end of period	$950	$6,874

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at March 31, 2011: weighted average risk-free interest rate 0.80%, weighted average volatility 112%, expected dividend yield – nil, and weighted average expected life (in years) 2.4. At March 31, 2012: weighted average risk-free interest rate 0.26%, weighted average volatility 59.44%, expected dividend yield – nil, and weighted average expected life (in years) 1.4. The fair value estimate is classified as level 2 in the fair value hierarchy.

The following summarizes classification of the fair value of the derivative instruments as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Concentrate settlement and other receivables	$62	$(368)
Warrant derivative liabilities	(950)	(1,170)

The following represent mark-to-market gains (losses) on derivative instruments during the three months ended March 31, 2012, and 2011:

	Three months ended March 31,
	2012	2011
Revenue	$431	$(321)
Gain (loss) on warrant derivatives	220	(998)

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

During the quarter ended March 31, 2012, the Company issued 38,000 common shares on exercise of stock options for cash proceeds of $0.04 million.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At March 31, 2012, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 6,500,000 shares of common stock. There were 10,000 stock options granted during the three months ended March 31, 2012 with an exercise price of $4.94, expiring on June 3, 2013. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 0.27%, volatility of 65.10% and an expected life of the options of 17 months to calculate the fair values of the options. The weighted average fair value per share was $1.53. During the three months ended March 31, 2012, 98,000 options were cancelled or expired and 38,000 options were exercised. As at March 31, 2012 and 2011, the intrinsic value of options outstanding and exercisable was $1.5 million and $4.7 million, respectively. As at March 31, 2012 and 2011, there was no unrecognized compensation cost related to unvested stock options.

As of March 31, 2012, the following stock options were outstanding:

Options	Options	Exercise	Expiration
Granted	Exercisable	Price	Date
6,000	6,000	3.00 CDN	April 29, 2013
10,000	10,000	4.94	June 3, 2013
10,000	10,000	2.50	November 1, 2013
35,000	35,000	4.30	December 13, 2013
10,000	10,000	4.45	February 25, 2014
82,500	82,500	0.52 CDN	March 31, 2014
10,000	10,000	4.18	April 15, 2014
24,000	24,000	0.45 CDN	April 27, 2014
110,000	110,000	0.45	September 10, 2014
15,000	15,000	1.05	November 2, 2014
30,000	30,000	1.65	December 30, 2014
259,000	259,000	2.15	March 15, 2015
20,000	20,000	2.50	November 1, 2015
900,500	900,500	4.98	March 21, 2016
2,500	2,500	5.93	April 8, 2016
10,000	10,000	4.17	September 12, 2016
1,534,500	1,534,500	$3.69

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at March 31, 2012 for the purchase of common shares of Revett Minerals.

SUMMARY TABLE

Number	Exercise price	Expiration
128,011	CDN $1.75	August 24, 2013
244,836	CDN $ 1.75	August 31, 2013
1,071,427	US $ 1.81	August 24, 2013
1,444,274

During the three months ended March 31, 2012, no warrants were exercised.

9. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Reclamation and remediation liability beginning of period	$7,955	$7,946
Accretion expense, year to date	168	169
Ending balance	$8,123	$8,115

b) Rock Creek Development

There are a number of permitting challenges or letters of petition relating to the United States Forest Service (USFS) and the State of Montana’s DEQ granting the Rock Creek record of decision and supporting studies and analysis. The Company, generally, is not named as a party to these actions but in certain cases has received intervener status due to the direct impact the outcome of these actions will have on the Company’s Rock Creek property development plans.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

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

Although the Company believes that it will ultimately receive environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from developing the Rock Creek project which, could result in the impairment and write-down of the carrying value related to the Rock Creek property.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

10. Fair Value of Financial Instruments

At March 31, 2012, the Company had a forward contract to sell 2.4 million pounds of copper at a price of $4.00 per pound. This contract matures at various dates from April 2012 through February 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at March 31, 2012 metal prices, would result in an asset of approximately $0.4 million.

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

	Fair value at March 31, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$19,563	$19,563 $	-	$-
Short term investments	9,087	9,087	-	-
Restricted cash	6,524	6,524	-	-
Available for sale securities	2,159	2,159	-	-
Concentrate sales contract	62	-	62	-
Warrant derivatives liability	(950)	-	(950)	-

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

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

The warrant derivative liability is valued using an option pricing model, which requires a variety of inputs. Such instruments are typically included in Level 2.

11. Income Taxes

For the three months ended March 31, 2012, the Company reported an income tax expense of approximately $0.9 million compared to an income tax expense of $0.5 million for the three months ended March 31, 2011. The following table summarizes the components of the Company’s income tax provision for the three months March 31, 2012 and 2011:

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Federal:
Current	$105	$-
Deferred	734	462
Total	839	462
State:
Current	-	-
Deferred	85	51
Total	$924	$513

The income tax expenses for the three months ended March 31, 2012 and 2011 varies from the statutory rate primarily because of depletion, change in valuation allowance for net deferred tax

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

assets and the Company’s foreign operations. The Company has US net operating loss carryforward which expire at various dates between 2019 and 2029, Montana state net operating losses that expire at various dates between 2012 and 2016, and Canadian net operating losses expire a various dates between 2014 and 2031.

12. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2012, and 2011 (thousands, except per-share amounts). The two class method was used to account for the deemed distribution on redeemable shares in the quarter ended March 31, 2011.

	March 31,	March 31,
	2012	2011
Numerator
Net income (loss)	$3,721	$(2,847)
Deemed distribution on redeemable shares	-	(1,213)

Net income (loss) for basic earnings per share	3,721	(4,060)
Gain on warrant derivative associated with dilutive warrants	(220)	-
Net income (loss) for diluted earnings per share	$3,501	$(4,060)
Denominator
Basic weighted average common shares	34,129,161	33,258,622
Dilutive stock options and warrants	1,272,654	-
Diluted weighted average common shares	35,401,815	33,258,622

Basic income (loss) per share	$0.11	$(0.12)*

Diluted income (loss) per share	$0.10	$(0.12)*

* Basic and diluted loss per share for the first quarter 2011 has been updated to correct for the omission of a deemed distribution on redeemable shares that should have been included in the calculation.

For the quarter ended March 31, 2012, the gain on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the gain would not have been recognized had the warrants been converted at the beginning of the period.

Options to purchase 913,000 shares of our common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2012. The exercise price of these options exceeded the average price of our stock during these periods and were anti-dilutive.

For the quarter ended March 31, 2011, options and warrants to purchase shares of the Company’s common stock of 2,135,500 and 1,869,887, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three months ended March 31, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

13. Subsequent Event

On April 2, 2012, the Company’s Board of Directors awarded the Company’s employees a total of 1.1 million stock options. These stock options vest immediately and have a five year term. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 0.42%, volatility of 71.71% and an expected life of the options of 30 months to calculate the fair values of the options. The weighted average fair value per share was $1.81. The grant date fair value of these options was $2.0 million and will be recognized in the Company’s second quarter 2012 operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations as at May 10, 2012

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month period ended March 31, 2012 should be read in conjunction with the unaudited interim financial statements and notes as at and for the three months ended March 31, 2012 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2011 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three Months Ended March 31, 2012

As at May 10, 2012, the Company’s principal assets consisted of a 100% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 100% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

As at March 31, 2012 the Company increased cash and short-term investments on hand by 181% to $28.7 million compared to $10.2 million at March 31, 2011. For the three month period ended March 31, 2012, the Company reported net income after taxes of $3.7 million or $0.11 net income per share compared to a net loss after taxes of $2.8 million or $0.12 per share for the three months ended March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2012 compared to the same period in 2011.

The major highlights for the quarter ended March 31, 2012, included:

  The Company continues to improve its Balance Sheet as cash and short-term investment improved by 181% to $28.7 million compared $10.2 million at March 31, 2011;

  Mill throughput for the first quarter 2012 was 331,523 tons processed, averaging 3,684 tpd for the period as compared to 291,690 tons (3,277 tpd) in first quarter 2011. This is an improvement of approximately 12.5% over the comparable period in 2011.

  Silver production in the first quarter of 2012 was 324,375 ounces averaging throughput grades of 1.12 oz/ton for the period. A production improvement of 32% over the first quarter 2011.

  Copper production in the first quarter of 2012 was 2,249,111 pounds averaging throughput grades of .40% for the period. A production improvement of 13% over first quarter of 2011.

  There were no lost time accidents reported during the first quarter of 2012. Our MSHA calculated Incidence Rate for the first quarter of 2012 is 2.05 as compared to a national underground average for 2011 (latest available statistic) of 2.21. As at end of March 2012, it has been 400 days, and 419,030 man hours worked since our last lost time accident.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended March 31, 2012, with a comparison to the same three month period in 2011.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Tons milled	331,523	291,690
Tons milled per day	3,684	3,277
Copper grade (%)	0.40	0.44
Silver grade (opt)	1.12	1.02
Copper recovery (%)	86.0	78.0
Silver recovery (%)	87.0	82.2
Copper produced (lbs)	2,249,111	1,998,410
Silver produced (ozs)	324,375	245,068

Mill production for the first quarter of 2012 increased 14% from the first quarter of 2011 as more production was mined from the C Bed and A Bed areas. Copper production was 12.5% higher in the first quarter of 2012 at 2,249,111 pounds compared to 1,998,410 pounds in the first quarter of 2011 and silver production increased 32.4% to 324,375 ounces compared to 245,068 ounces of silver. Mining in the C Beds and A Beds is progressing as expected and metal grades in the C Beds are also as expected. For the first quarter 2012, ore grades increased 10% for silver and decreased 9% for copper as compared to the first quarter of 2011. Mill recoveries were higher at 87% for silver and 86.0% for copper compared to 82% for silver and 78% for copper in 2011. Modifications to optimize grind size and better reagent control are the cause for the increase in metal recovery.

Financial Results:

a)

Revenue: For the first quarter of 2012 compared to the first quarter of 2011, revenue increased from $12.8 million to $19.2 million primarily due to a 48% increase in silver ounces sold and a 25% increase in copper sold. During the quarter ended March 31, 2012, the LME price of copper and silver averaged $3.77 per pound and $32.65 per ounce, respectively, compared to average prices of $4.38 per pound and $31.66 per ounce in the first quarter of 2011. Metal sales during the first quarter of 2012 were 2.2 million pounds of copper and 296,755 ounces of silver compared to 1.8 million pounds of copper and 196,222 ounces of silver sold in the first quarter of 2011.

b)

Cost of Sales: The cost of sales associated with the first quarter 2012 revenue was $11.8 million, an increase of 35% when compared to the first quarter of 2011. This increase is a result of higher ore throughput (13% higher or $1.3 million), concentrate inventory change ($1.3 million), higher labor costs due to a 4% increase in wages, higher freight, treatment and refining costs along with higher Bio-diesel fuel costs.

c)

Depreciation and depletion: For the first quarter of 2012, these non-cash charges are slightly higher than the first quarter of 2011. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of higher mill throughput resulted in slightly higher depreciation expense.

d)

Exploration and development: This expense includes $0.4 million for exploration spending around the Troy Mine and $0.4 million spending for Rock Creek. The spending in 2012 is higher than 2011 ($0.5 million) due to increased emphasis on exploration around the Troy Mine and the costs related to completing the Supplemental Environmental Impact Statement for Rock Creek.

e)

General and administration costs: The increase in the corporate administration costs during the first quarter of 2012 is a result of increased legal fees, outside consultant costs and continued emphasis on investor relations. Stock based compensation is lower in the first quarter 2012 due to the timing of the stock options awarded to the employees as the 2012 stock option award occurred on April 2, 2012 compared to March 30, 2011 in the prior year.

f)

Net income before taxes: Favorable metal sales resulted in a $6.4 million increase in revenues in the first quarter of 2012 compared to the same period 2011 while costs were slightly higher ($0.6 million) in 2012.

g)

Net income: The Company recorded a net profit of $3.7 million or $0.11 income per share for the first quarter compared to a net loss of $2.8 million or $0.12 per share in the first quarter of 2011. The primary difference was increased metal sales in 2012.

Summarized Financial Results by Quarter

	2010	2010	2010	2011	2011	2011	2011	2012
	Q2	Q3	Q4	Q1	Q2	Q3	4Q	1Q
Cu Production (million lbs)	1.9	2.3	2.1	2.0	3.0	3.3	2.4	2.2
Ag Production (000’s ozs)	208	277	235	245	343	403	300	292
Total Sales (millions)	$9.3	$12.4	$13.2	$12.8	$18.8	$16.7	$21.9	$19.2
Cash Flow from Operations before changes in working capital (1) (millions)	$0.8	$4.2	$4.7	$3.4	$7.4	$8.3	$9.1	$7.5
Net Income (loss) (millions)	($1.1)	$0.7	($1.3)	($2.8)	$7.9	$2.9	$5.6	$3.7
EPS- Basic	($0.04)	$0.02	($0.03)	($0.12)	$0.23	$0.08	$0.17	$0.11
EPS- Fully diluted	($0.04)	$0.02	($0.03)	($0.12)	$0.16	$0.07	$0.16	$0.10
Cash and Cash Equivalents & Short term Investments (millions)	$3.2	$6.6	$8.8	$10.2	$14.7	$19.9	$25.2	$28.7
Total Assets ending (millions)	$74.1	$79.4	$81.3	$83.4	$92.1	$96.7	$103.4	$109.9
Total liabilities (millions)	$19.8	$21.6	$20.3	$21.8	$18.4	$20.3	$21.1	$24.1
Total Equity (millions)	$54.2	$57.8	$60.3	$61.7	$73.7	$76.4	$82.3	$85.8

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

During the three months ended March 31, 2012 MSHA issued 20 citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties of $41,780 for the violations.

There were no mining fatalities at the Troy Mine during the three months ended March 31, 2012, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA. There was one imminent danger orders were issued under Section 107(a) of FMSHA during the quarter.

We are a party to six pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us, four actions are contests of proposed penalties and two are pre-penalty Notices of Contest. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S C itations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessments Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violations Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24-01467	14	0	6	0	1	$41,780	0	No	No	6	3	4

Financing Activities

During the first quarter of 2012, the Company entered into three new capital leases. The Company purchased two haul trucks and a loader to improve mine production. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease obligations	$2,531	$936	$1,595	-	$-
Long term Reclamation costs	14,482	-	-	-	$14,482
Total contractual obligations	$17,013	$936	$1,595	-	$14,482

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2012 and many may be renewed annually. The obligations in 2012 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At March 31, 2012, working capital was $31.4 million, including cash and short-term investments of $28.7 million. At March 31, 2012, net concentrate receivable was $6.0 million compared to $4.7 million at December 31, 2011 and copper concentrate inventory was $1.1 million compared to $1.5 million at December 31, 2011.

At today’s copper and silver prices the Company is generating positive cash flow. Declines in copper and silver prices could erode the Company’s cash and working capital position. For 2012, the Company has sold forward approximately 25% of copper production at an average price of $4.00 per pound.

Off Balance Sheet Arrangements

The Company has forward contracts to sell 2.4 million pounds of copper at fixed prices of $4.00 per pound, which have been designated as normal purchase and sales contracts. The fair value of these contracts at March 31, 2012, is an asset of $0.4 million which is not recognized in the balance sheet (see Financial instruments, hedging activities and other instruments).

Related Party Transactions

There were no related party transactions during the first three months of 2012.

Proposed Transactions

There were no proposed transactions during the first three months of 2012.

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

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over seven years and have not yet attained a significant level of continued earnings. For 2011, we had net income of $13.5 million on revenues of $70.1 million. For the 2010 year, we incurred a loss of $0.6 million on revenues of $47.0 million. In 2009, we incurred a loss of $3.7 million on $29.5 million in revenues. In 2008, we incurred a loss of $6.7 million on revenues of $35.9 million. In 2007, we earned approximately $0.9 million on revenues of approximately $39 million. Our losses in 2009 and 2008 were primarily a result of a rapid decrease in copper and silver pricing during the second half of 2008 and lower than expected metals production.

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

We presently do not have the financial resources to develop Rock Creek. At March 31, 2012 we had cash and short term investments of $28.7 million. We may not have sufficient cash to allow us to develop a mine or begin mining operations at Rock Creek should it prove feasible to do so.

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

Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as the strength of the United States dollar, global and regional industrial demand, and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices have fluctuated from a low of $0.71 per pound in 2002 to a high of $4.48 per pound in 2011, and world average annual silver prices have fluctuated from a low of $3.95 per ounce in 1992 to a high of $41.96 per ounce in 2011. As at March 31, 2012, we have contracts outstanding to sell 2.4 million pounds of copper at an average price of $4.00 per pound. These contracts mature at various dates from April, 2012 to February 2013.

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

Financial Instruments, Hedging Activities and Other Instruments

The largest market risk the Company is exposed to is changes in the prices of copper and silver will have a significant effect on revenue, cash flow and the value of concentrate receivables or payables because a significant portion of the Company’s sales are subject to a future pricing mechanism and changes in metal prices will change both revenue and the value of concentrate receivables or payables. The Company does have a hedging policy which permits the Company to fix the sales price of copper and silver in concentrate to be produced in the future or for which concentrate has been sold and for which final settlement has not occurred.

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

As at March 31, 2012, the Company had contracts outstanding to sell 2.4 million pounds of copper at an average price of $4.00 per pound. These contracts mature at various dates from April, 2012 to February, 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at March 31, 2012 metal prices, would result in an asset of approximately $0.4 million.

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

As well as other factors described elsewhere in our annual Form 10-K and the various regulatory filings with United States and Canadian and provincial regulatory bodies which are available in Canada at www.sedar.com or in the United States on EDGAR. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. We disclaim any obligation to update any forward-looking statement made here-in except as required by law. Readers are cautioned not to put undue reliance on forward looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

During the three months ended March 31, 2012, we reported sales revenue of $19.2 million on sales of approximately 2.2 million pounds of payable copper and 0.296 million ounces of payable silver. During this period copper and silver prices averaged $3.88 per pound and $34.38 per ounce respectively. Had the price of copper or silver changed by $1.00 each, revenue would have changed by approximately $2.5 million.

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $1.4 million of our short term investments are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in US dollars.

Item 4. Controls and Procedures

Management of the Company is responsible for adopting an internal control system and disclosure controls and procedures that reasonably ensure it’s financial statements fairly present its financial position and activities, and that material information concerning the Company and its consolidated subsidiaries is appropriately disclosed.

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information the Company is required to disclose in its periodic reports and other reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and accurately disclosed within the time periods prescribed by the Securities and Exchange Commission’s rules. They include, without limitation, controls and procedures designed to ensure that such information is accumulated and promptly communicated to the Company’s management, including its chief executive officer, its chief financial officer and other principal accounting officers so that they can make timely decisions regarding disclosure.

The Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision of and with the participation of Company management, including its chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as at March 31, 2012, the design and operation of the Company’s disclosure controls and procedures were not effective, and that the Company could not ensure that the information it is required to disclosed in its Exchange Act reports was gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, or that it was accumulated and communicated to management of the Company, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure under U.S. and Canadian securities laws.

Internal Controls over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance concerning the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the disposition of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and provided reasonable assurance regarding prevention or timely detection of the unauthorized acquisitions, use or disposition of assets that could have a material effect on our financial statements. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that degree of compliance with the policies and procedures may deteriorate.

The Company has evaluated the effectiveness of the design internal controls over financial reporting and has concluded they did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements as at March 31, 2012.

Changes in Internal Controls. During the first quarter of 2012, the Company implemented changes to restrict access to the accounting system and engaged an external accounting firm with appropriate expertise to provide additional resources to enhance its financial reporting controls. The Company is now in the process of testing the implementation, design and operating effectiveness of these new controls in order to determine whether the material weaknesses that were reported in our December 31, 2011 Form 10-K have been remediated.

PART II: Other Information

Legal proceedings

There has been no material changes with regards to Legal proceedings which are reported in the December 31, 2011 Form 10-K.

Item #2: Unregistered sales of equity securities and Use of proceeds

Not Applicable

Item #3: Defaults Upon Senior Securities

Not Applicable

Item #4: Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in the MD&A section of this quarterly report.

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

REVETT MINERALS INC.

Date: May 10, 2012	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: May 10, 2012	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer