Form 10-Q
period 2012-06-30
Revett Minerals Inc.
filed 2012-08-09
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

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

[   ] yes     [X] No

At August 9, 2012 34,443,387 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at June 30, 2012 and December 31, 2011
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$20,881	$16,086
Short-term investments	9,146	9,066
Concentrate settlement and other receivables	3,329	4,673
Inventories	4,426	4,710
Prepaid expenses and deposits	1,160	914
Total current assets	38,942	35,449
Property, plant, and equipment (net)	60,564	57,602
Restricted cash	6,527	6,519
Available for sale securities	1,534	2,540
Other long term assets	1,048	1,240

Total assets	$108,615	$103,350

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$3,227	$2,574
Payroll liabilities	790	992
Income, property and mining taxes	2,480	2,634
Other accrued liabilities	634	882
Deferred income tax payable	171	179
Current portion of capital lease obligations	973	360
Total current liabilities	8,275	7,621

Long term portion of capital lease obligations	1,319	408
Reclamation and remediation liability	8,293	7,955
Deferred income taxes	4,275	3,943
Warrant derivative liability	215	1,170
Total liabilities	22,377	21,097

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value, unlimited authorized, no shares issued and outstanding	-	-
Common stock, no par value unlimited authorized, 34,424,387 and 34,119,216 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	87,556	84,587
Accumulated other comprehensive income (loss), net of tax	(318)	160
Retained earnings (deficit)	(1,000)	(2,494)
Total equity	86,238	82,253

Total liabilities and shareholders’ equity	$108,615	$103,350

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive income (loss)
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

		Three months	Three months	Six month	Six month
		period ended	period ended	period ended	period ended
		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues		$13,490	$18,752	$32,653	$31,520
Expenses:
Cost of sales		10,425	9,747	22,234	18,519
Depreciation and depletion		666	722	1,315	1,306
Exploration and development		1,165	201	1,995	506
General & administrative:
Stock based compensation		2,016	12	2,032	3,389
Other		1,534	854	2,782	1,751
Accretion of reclamation and remediation liability		169	169	338	338
		15,975	11,705	30,696	25,809
Income (loss) from operations		(2,485)	7,047	1,957	5,711

Other income (expenses):
Interest expense		(89)	(7)	(217)	(27)
Interest and other income		12	52	123	81
Foreign exchange gain (loss)		-	(12)	-	(22)
Gain (loss) on warrant derivative		323	2,329	543	1,331
Total other income (expenses)		246	2,362	449	1,363

Income (loss) before income taxes		(2,239)	9,409	2,406	7,074

Income tax benefit (expense):

Current income tax benefit (expense)		(226)	378	(331)	(134)

Deferred income tax benefit (expense)		238	(1,863)	(581)	(1,864)

Net income (loss)		$(2,227)	$7,924	$1,494	$5,076

Other comprehensive income (loss):
Reclassification of net loss on available for sale securities included in net income (loss), net of tax		30	-	30	-
Unrealized gain (loss) on available for sale securities, net of tax		(260)	20	(508)	20

Comprehensive income (loss)		(2,457)	$7,944	$1,016	$5,096

Net income (loss) for basic earnings per share		(2,227)	$7,924	$1,494	$3,863

Net income (loss) for diluted earnings per share		(2,227)	$5,595	$951	$2,532

Basic earnings (loss) per share		$(0.07)	$0.23	$0.04	$0.11

Diluted earnings (loss) per share	$	(0.07)	$0.16	$0.03	$0.07

Weighted average number of shares outstanding		34,183,265	33,827,172	34,156,213	33,544,467

Weighted average number of diluted shares outstanding		34,183,265	35,362,850	35,331,019	35,163,469

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Six month	Six month
	period ended	period ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net income for the period	$1,494	$5,076
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,315	1,306
Deferred financing fee amortization	139	-
Accretion of reclamation and remediation liability	338	338
Foreign exchange loss (gain)	-	22
Stock based compensation	2,117	3,389
Loss on disposal of fixed assets	5	2
Accrued interest from reclamation trust fund	(8)	(9)
Amortization of prepaid insurance premium	52	59
Gain on warrant derivative	(543)	(1,331)
Deferred income tax	581	1,864
Loss on sale of marketable securities	90	-
Changes in:
Concentrate settlement and other receivable	1,344	(2,512)
Inventories	284	(1,490)
Prepaid expenses and other assets	(245)	(78)
Accounts payable and accrued liabilities	45	952
Net cash provided by operating activities	7,008	7,588

Cash flows from investing activities:
Purchase of plant and equipment	(2,430)	(1,559)
Purchase of available for sale securities	-	(730)
Other long term assets	2	120
Proceeds from sale of available for sale securities	184	-
Purchase of short term investments	(80)	-
Net cash used in investing activities	(2,324)	(2,169)

Cash flows from financing activities:
Proceeds from the exercise of options and warrants, net	439	869
Repayment of capital leases	(328)	(352)
Net cash provided by financing activities	111	517

Effects of foreign exchange on cash held In foreign currencies	-	(22)

Net increase in cash and cash equivalents	4,795	5,914
Cash and cash equivalents, beginning of period	16,086	8,766
Cash and cash equivalents, end of period	$20,881	$14,680

Non cash transactions:
Common stock issued for compensation	85	65
Acquisition of plant and equipment under capital lease	1,852	-
Common stock issued to acquire a royalty right	-	676

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Six months ended June 30, 2012 and year ended December 31, 2011
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Common Shares		Accumulated
			Other	Retained
			Comprehensive	earnings
	Shares	Amount	Income (loss)	(deficit)	Total

Balance, December 31, 2010	33,177,884	$75,032	$-	$(14,777)	$60,255
Issued on exchange of shares	275,000	1,889	-	(1,213)	676
Issue of shares for services	13,052	65	-	-	65
Issue of shares for exercise of options	405,000	593	-	-	593
Issue of shares for exercise of warrants	248,280	546	-	-	546
Warrants reclassified from derivative liability	-	3,314	-	-	3,314
Unrealized gain on marketable securities, net of tax	-	-	160	-	160
Stock-based compensation on options granted	-	3,148	-	-	3,148
Net income for the period	-	-	-	13,496	13,496

Balance, December 31, 2011	34,119,216	$84,587	$160	$(2,494)	$82,253
Shares granted to directors	20,335	85			85
Issue of shares for exercise of options	40,000	45			45
Issue of shares for exercise of warrants	244,836	807			807
Unrealized loss on marketable securities, net of tax	-	-	(478)	-	(478)
Stock-based compensation on options Granted		2,032	-	-	2,032
Net income for the period	-	-	-	1,494	1,494
Balance, June 30, 2012	34,424,387	$87,556	$(318)	$(1,000)	$86,238

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations, cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of June 30, 2012, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2012 and 2011. The operating and financial results for Revett Minerals for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

2. Changes affecting consolidated financial statements and Future accounting changes:

Accounting principles:

(a) Future accounting changes

There were no new pronouncements issued by the FASB that may materially impact the Company’s consolidated financial statements for future periods.

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	June 30, 2012	December 31, 2011
Concentrate inventory	$679	$1,490
Material and supplies	3,747	3,220
	$4,426	$4,710

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

4. Property, Plant and Equipment

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	June 30, 2012	December 31, 2011
Troy:
Property acquisition and development costs	$14,600	$13,591
Plant and equipment	17,267	14,461
Buildings and structures	4,455	4,042
	36,322	32,094
Rock Creek:
Property acquisition costs	34,972	34,972

Other, corporate	4,330	4,286
Other, mineral properties	118	118
	75,742	71,470
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(6,844)	(6,338)
Troy plant and equipment	(6,783)	(6,167)
Troy buildings and structures	(1,432)	(1,260)
	(15,059)	(13,765)
Other corporate assets	(119)	(103)
	(15,178)	(13,868)
	$60,564	$57,602

The net book value of assets under capital leases at June 30, 2012 and December 31, 2011 was $3.3 million and $1.2 million, respectively. At June 30, 2012, there is $0.3 million of construction in progress included in the Troy buildings and structures which is not subject to depreciation until these assets are placed into service.

Included in other corporate assets are Rock Creek mitigation lands with a carrying value of $3.6 million. This land will be gifted to the U.S. Forest Service or the State of Montana, as directed, as the Rock Creek evaluation program and mine development proceeds. The property acquisition costs for Rock Creek will be amortized when the property is placed into production, or written off if it is determined that Rock Creek cannot be developed.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

5. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at:

	June 30,	December 31,
	2012	2011

Cost	$2,022	$2,294

Unrealized gain (loss)	(488)	246
Fair value	$1,534	$2,540

During the quarter ended June 30, 2012, the Company sold a portion of its available for sale equity securities for gross proceeds of approximately $0.2 million and recognized a loss of $0.1 million. The Company assessed the unrealized loss and determined it to not be other than temporary based on a review of the potential of the investment security. Management has the ability to hold this investment security until its cost basis is recovered. At December 31, 2011, this investment was in an unrealized gain position and management believes that the continuation of strong metal prices will sustain and improve the value of its investment.

6. Long-term debt

(a) Capital leases:

The balance of the Company’s capital lease obligations were as follows:

	June 30,	December 31,
	2012	2011

Capital leases	$2,292	$768
Current portion	(973)	(360)
	$1,319	$408

The Company has a number of capital leases for mining equipment for use at Troy. Obligations under capital leases are as follows:

2012	$516
2013	1,012
2014	683
2015	226
Total minimum lease payments	2,437

Less amount representing interest (at rates ranging from 1.6% to 8.0%)	145
Present value of net minimum capital lease payments	2,292
Less current portion	973
$1,319

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
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

Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its subsidiaries Troy Mine Inc. and RC Resources, Inc. are the guarantors of the facility. Draws under the facility may be in the form of revolving credit loans or letters of credit. The facility is collateralized by first priority liens and security interests in the properties and assets comprising the Troy Mine Inc. and RC Resources, Inc. and by Revett Minerals Inc.’s pledge of the outstanding common stock of Revett Silver Company. This agreement is subject to financial covenants regarding consolidated fixed charge coverage ratio, consolidated current ratio and consolidated tangible net worth. The Company is in compliance with all the covenants at June 30, 2012.

The Company paid a commitment fee and other transaction costs of $0.9 million that will be amortized over the term of this credit facility. As of June 30, 2012 there have been no draws on this facility.

7. Derivatives

Warrant Derivative Liabilities:

Some of the Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (Canadian dollars). These warrants are required to be treated as a derivative liability, as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a gain of $0.5 million from the change in fair value of the warrants for the six months ended June 30, 2012 (for the six months ended June 30, 2011, a gain of $ 1.3 million was recognized) and recognized a gain of $0.3 million from the change in fair value of the warrants for the three months ended June 30, 2012 (for the three months ended June 30, 2011, a gain of $2.3 million was recognized). On June 30, 2011, the Company and a warrant holder agreed to modify the terms of 1.1 million warrants to change the Canadian dollar exercise price to a US dollar exercise price. These modified warrants no longer require treatment as a derivative liability and the fair value of these warrants on the date of the modification of $3.3 million was reclassified to common stock.

On June 28, 2012, a warrant holder exercised 244,836 warrants for proceeds to the Company of $0.4 million. In conjunction with this exercise, the fair value of these warrants on the date of the exercise of $0.4 million was reclassified to common stock.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at June 30, 2011: weighted average risk-free interest rate 0.45%, weighted average volatility 86.81%, expected dividend yield – nil, and weighted average expected life (in years) 2.2. At June 30, 2012: weighted average risk-free interest rate 0.21%, weighted average volatility 55.63%, expected dividend yield – nil, and weighted average expected life (in years) 1.2. The fair value estimate is classified as level 2 in the fair value hierarchy.

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

The following summarizes classification of the fair value of the derivative instruments:

	June 30,	December 31,
	2012	2011

Concentrate settlement and other receivables	$96	$(369)
Warrant derivative liabilities	$(215)	$(1,170)

The following represent mark-to-market gains on derivative instruments during the three and six months ended June 30, 2012, and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$34	$903	$465	$582
Gain on warrant derivatives	323	2,329	543	1,331

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

8. Share Capital

(a) Common Stock

The Company has one class of no par value common stock of which an unlimited number of shares are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights.

During the six months ended June 30, 2012, the Company issued 40,000 common shares on exercise of stock options for cash proceeds of $0.1 million, issued 244,836 common shares on the exercise of warrants for cash proceeds of $0.4 million and issued 20,335 common shares as compensation to directors.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At June 30, 2012, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 6,500,000 shares of common stock. There were 10,000 stock options granted on January 3, 2012 with an exercise price of $4.94, expiring on June 3, 2013. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 0.27%, volatility of 65.10% and an expected life of the options of 17 months to calculate the fair values of the options. The weighted average fair value per share was $1.53. There were 1,098,500 stock options granted on April 2, 2012 with an exercise price of $4.18, expiring on April 1, 2017. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 0.42%, volatility of 70.71% and an expected life of the options of 30 months to calculate the fair values of the options. The weighted average fair value per share was $1.81. There were 20,000 stock options granted on May 4, 2012 with an exercise price of $3.77, expiring on May 3, 2017. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 0.32%, volatility of 69.04% and an expected life of the options of 30 months to calculate the fair values of the options. The weighted average fair value per share was $1.57. During the six months ended June 30, 2012, 98,000 options were cancelled or expired and 40,000 options were exercised. As at June 30, 2012 and 2011, the intrinsic value of options outstanding and exercisable was $1.0 million and $2.0 million, respectively. As at June 30, 2012 and 2011, there was no unrecognized compensation cost related to unvested stock options.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

As of June 30, 2012, the following stock options were outstanding:

Options	Options	Exercise		Expiration
Granted	Exercisable	Price		Date

6,000	6,000	3.00	CDN	April 29, 2013
10,000	10,000	4.94		June 3, 2013
10,000	10,000	2.50		November 1, 2013
35,000	35,000	4.30		December 13, 2013
10,000	10,000	4.45		February 25, 2014
82,500	82,500	0.52	CDN	March 31, 2014
10,000	10,000	4.18		April 15, 2014
24,000	24,000	0.45	CDN	April 27, 2014
110,000	110,000	0.45		September 10, 2014
15,000	15,000	1.05		November 2, 2014
30,000	30,000	1.65		December 30, 2014
257,000	257,000	2.15		March 15, 2015
20,000	20,000	2.50		November 1, 2015
900,500	900,500	4.98		March 21, 2016
2,500	2,500	5.93		April 8, 2016
10,000	10,000	4.17		September 12, 2016
1,098,500	1,098,500	4.18		April 1, 2017
20,000	20,000	3.77		May 3, 2017
2,651,000	2,651,000	$3.89

Total stock-based compensation recognized during the three and six months ended June 30, 2012 was $2.0 million, respectively (2011 - $10,000 and $3.2 million, respectively). During 2012, a total of $1.4 million (2011 - $2.1 million) stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in General and Administrative expense.

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at June 30, 2012 for the purchase of common shares of Revett Minerals.

	SUMMARY	TABLE

Number	Exercise price	Expiration
128,011	CDN $1.75	August 24, 2013
1,071,427	US $ 1.81	August 24, 2013
1,199,438

During the three and six months ended June 30, 2012, there were 244,836 warrants exercised for proceeds of $0.4 million and no warrants expired. During the three and six months ended June 30, 2011, there were 240,000 warrants exercised for proceeds of $0.5 million and 117,332 warrants expired.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

9. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011

Reclamation and remediation liability beginning of period	$7,955	$7,946
Accretion expense, year to date	338	338
Ending balance	$8,293	$8,284

b) Rock Creek Development

There are a number of permitting challenges or letters of petition relating to the United States Forest Service (USFS) and the State of Montana’s Department of Environmental Quality (“DEQ”) granting the Rock Creek record of decision and supporting studies and analysis. The Company, generally, is not named as a party to these actions but in certain cases has received intervener status due to the direct impact the outcome of these actions will have on the Company’s Rock Creek property development plans.

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

The complaint in Case 1 was originally filed in June 2005 and was amended in February 2008. The complaint alleges violations of the Endangered Species Act (“ESA”), National Environmental Policy Act (“NEPA”), the Clean Water Act, the Forest Service Organic Administration Act of 1897 and the National Forest Management Act, and specifically challenges the 2001 final Environmental Impact Statement (“EIS”), the 2003 Record of Decision, the Plan of Operations, the 2007 determination letter from the Forest Service and the three supplemental information reports issued by the Forest Service in 2007. The complaint in Case 2 was filed in February 2008. It alleges violations of Section 7 of the ESA and specifically challenges the USFWS’ “no jeopardy” findings with regard to grizzly bears and bull trout in the USFWS’ 2006 biological opinion and the 2007 supplement to that opinion. Plaintiffs seek determinations in both cases that the governmental agencies violated the aforementioned statutes and should be enjoined from authorizing or approving any further activities relating to the Rock Creek Project until they are in compliance.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
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

10. Fair Value of Financial Instruments

At June 30, 2012, the Company had a forward contract to sell 1.8 million pounds of copper at a price of $4.00 per pound. This contract matures at various dates from July 2012 through February 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effects of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at June 30, 2012 metal prices, would result in an asset of approximately $0.9 million.

The carrying values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their short time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable or receivable are marked to market each period using quoted forward prices as at the last trading day of each period, and accordingly are recognized at fair value. The carrying values of capital lease obligations approximate fair market values as they are based on market rates of interest.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
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

	Fair value at June 30, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$20,881	$20,881	$-	$-
Short term investments	9,146	9,146	-	-
Restricted cash	6,527	6,527	-	-
Available for sale securities	1,534	1,534	-	-
Concentrate sales contract	96	-	96	-
Warrant derivatives liability	(215)	-	(215)	-

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$16,086	$16,086	$-	$-
Short term investments	9,066	9,066	-	-
Restricted cash	6,519	6,519	-	-
Available for sale securities	2,540	2,540	-	-
Concentrate sales contract	(369)	-	(369)	-
Warrant derivatives liability	(1,170)	-	(1,170)	-

The Company’s cash and cash equivalent instruments and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The Company’s concentrate sales contract is valued using pricing models and the Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Such instruments are typically classified within Level 2 of the fair value hierarchy.

The warrant derivative liability is valued using an option pricing model, which requires a variety of inputs. Such instruments are typically included in Level 2.

11. Income Taxes

The following table summarizes the components of the Company’s income tax provision (benefit) for the three and six months ended June 30, 2012 and 2011:

	Three months	Three month	Six months	Six months
	ended	ended	ended	ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Federal:
Current	$226	$(378)	$331	$134
Deferred	(214)	1,672	520	1,673
Total	12	1,294	851	1,807
State:
Current	-	-	-	-
Deferred	(24)	191	61	191
Total	$(12)	$1,485	$912	$1,998

The income tax expenses for the three and six months ended June 30, 2012 and 2011 varies from the statutory rate primarily because of depletion, change in valuation allowance for net deferred tax assets and the Company’s foreign operations. The Company has US net operating loss carryforward which expire at various dates between 2019 and 2029, Montana State net operating losses that expire at various dates between 2012 and 2016, and Canadian net operating losses expire a various dates between 2014 and 2031. At December 31, 2011 the Company has United States net operating loss carry forwards of approximately $21.0 million, Montana State net operating losses of approximately $12.0 million, and Canadian net operating losses of approximately $12.2 million. The use of the United States losses that were incurred prior to the acquisition of Revett Silver is subject to an annual limitation of approximately $2.1 million.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

12. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2012, and 2011 (thousands, except per-share amounts). The two class method was used to account for the deemed distribution on redeemable shares that occurred in March 2011.

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June	ended June
	2012	2011	30, 2012	30, 2011
Numerator
Net income (loss)	$(2,227)	$7,924	$1,494	$5,076
Deemed distribution on redeemable shares	-	-	-	(1,213)
Net income (loss) for basic earnings per share	(2,227)	7,924	1,494	3,863
Gain on warrant derivative associated with dilutive warrants	-	(2,329)	(543)	(1,331)

Net income (loss) for diluted earnings per share	$(2,227)	$5,595	$951	$2,532
Denominator
Basic weighted average common shares	34,183,265	33,827,172	34,156,213	33,544,467
Dilutive stock options and warrants	-	1,535,678	1,174,806	1,619,002

Diluted weighted average common shares	34,183,265	35,362,850	35,331,019	35,163,469

Basic income (loss) per share	$(0.07)	$0.23	$0.04	$0.11*

Diluted income (loss) per share	$(0.07)	$0.16	$0.03	$0.07*

* Basic and diluted loss per share for the six months ended June 30, 2011 has been updated to correct for the omission of the deemed distribution on redeemable shares that should have been included in the calculation.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

For the six month periods ended June 30, 2012 and 2011, and the three months ended June 30, 2011, the gain on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the gain would not have been recognized had the warrants been converted at the beginning of the period.

Options and warrants to purchase 3,850,438 and 2,076,000 shares of our common stock were excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2012, respectively. The exercise price of these options and warrants exceeded the average price of our stock during the period and were anti-dilutive.

Options to purchase 1,181,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2011. The exercise price of these options exceeded the average price of our stock during the period and were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations as at August 10, 2012

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three and six month periods ended June 30, 2012 should be read in conjunction with the unaudited interim financial statements and notes for the three and six months ended June 30, 2012 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2011 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Six Months Ended June 30, 2012

As at August 10, 2012, the Company’s principal assets consisted of a 100% interest in the Troy copper and silver mine (“Troy”) in northwest Montana, USA and also a 100% interest in the undeveloped Rock Creek copper and silver development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

As at June 30, 2012 the Company increased cash and short-term investments on hand by 104% to $30.0 million compared to $14.7 million at June 30, 2011. For the six month period ended June 30, 2012, the Company reported net income after taxes of $1.5 million or $0.04 net income per share compared to a net income after taxes of $5.1 million or $0.11 per share for the six months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2012 compared to the same period in 2011.

The major highlights for the six months ended June 30, 2012, included:

•	The Company continues to improve its Balance Sheet. Cash and short-term investments on hand as at June 30, 2012 was $30.0 million ;

•

Adjusted EBITDA* for the first six months of 2012 was $5.6 million as compared to $9.9 million for the first six months of 2011; (* Adjusted EBITDA is a non-GAAP measure in which standard EBITDA (earnings before interest, taxes, depreciation and amortization is adjusted for stock based compensation, foreign exchange gains and losses, and non-recurring items));

•	Mill throughput for the first six months 2012 was 649,009 tons processed, averaging 3,626 tpd for the period as compared to 644,508 tons (3,621 tpd) in first six months of 2011;
.
•	Silver production in the first six months of 2012 was 602,762 ounces averaging throughput grades of 1.07 oz/ton for the period. A production improvement of 3% over the first six months of 2011;

•	Copper production for the first six months of 2012 was 4,185,318 pounds averaging throughput grades of 0.38% for the period. A 17% decrease over the first six months of 2011;

•

There were two lost time incidents reported during the second quarter. Our MSHA calculated Incidence Rate for the first six months of 2012 is 3.04 as compared to a national underground average for the first half of 2012 (latest available statistic) of 2.12. As at the end of June, 2012, it has been 65 days, and 59,980 man hours worked since our last lost time accident.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended June 30, 2012, with a comparison to the same three month period in 2011.

	Three Months Ended June 30,	Three Months Ended June 30,
	2012	2011
Tons milled	317,487	352,818
Tons milled per day	3,567	3,964
Copper grade (%)	0.37	0.52
Silver grade (opt)	1.02	1.14
Copper recovery (%)	83.13	82.36
Silver recovery (%)	86.26	85.04
Copper produced (lbs)	1,936,207	3,028,252
Silver produced (ozs)	278,387	342,822

Mill through-put for the second quarter of 2012 decreased by 10% as compared to the second quarter of 2011 due to an extended run-off period from spring rains and snow melt resulting in lower production from the C Bed orebody. Silver production was 19% lower and copper production was 36% lower in the second quarter of 2012 as compared to the second quarter of 2011 due to lower tons mined and lower grades. Mill recoveries were higher for both silver and copper in the second quarter of 2012 as compared to the second quarter of 2011. This is a result of modifications to optimize the grind size and a reduction in the non-sulfide content of the ore processed.

Financial Results:

a)

Revenue: For the second quarter of 2012 compared to the second quarter of 2011, revenue decreased from $18.8 million to $13.5 million primarily due to lower copper pounds sold and lower copper and silver prices realized. During the quarter ended June 30, 2012, the LME price of copper and silver averaged $3.57 per pound and $29.42 per ounce, respectively, compared to average prices of $4.15 per pound and $38.17 per ounce in the second quarter of 2011. Metal sales during the second quarter of 2012 were 1.8 million pounds of copper and 260,458 ounces of silver compared to 2.9 million pounds of copper and 315,396 ounces of silver sold in the second quarter of 2011.

b)

Cost of Sales: The cost of sales associated with the second quarter 2012 revenue was $10.4 million, an increase of 7% when compared to the second quarter of 2011. This increase is a result of higher concentrate inventory change, higher labor costs due to a 4% increase in wages, higher freight, treatment and refining costs along with higher Bio-diesel fuel costs.

c)

Depreciation and depletion: For the second quarter of 2012, these non-cash charges are slightly lower than the second quarter of 2011. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of lower mill throughput resulted in lower depreciation expense.

d)

Exploration and development: This expense includes $0.5 million for exploration spending around the Troy Mine and $0.7 million spending for Rock Creek for the second quarter of 2012. The spending in 2012 is higher than 2011 ($0.2 million) due to increased emphasis on exploration around the Troy Mine and the costs related to completing the Supplemental Environmental Impact Statement for Rock Creek.

e)

General and administration costs: The increase in the corporate administration costs during the second quarter of 2012 is a result of increased legal fees, outside consultant costs and continued emphasis on investor relations. Stock based compensation is higher in the second quarter 2012 due to the timing of the stock options awarded to the employees as the 2012 stock option award occurred on April 2, 2012 compared to March 30, 2011 in the prior year.

f)	Net loss before taxes: Unfavorable metal sales and the non-cash stock option expense resulted in a decrease profits in the second quarter of 2012 compared to the same period 2011.

g)

Net loss: The Company recorded a net loss of $2.2 million or $0.07 loss per share for the second quarter compared to a net income of $7.9 million or $0.23 per share in the second quarter of 2011. The primary difference was the decreased metal sales in 2012 along with expensing $2.0 million of non-cash stock option expense.

The table below illustrates certain key operating statistics for Troy for the six months ended June 30, 2012, with a comparison to the same six month period in 2011.

	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011
Tons milled	649,009	644,508
Tons milled per day	3,626	3,621
Copper grade (%)	0.38	0.48
Silver grade (opt)	1.07	1.09
Copper recovery (%)	84.4	80.2
Silver recovery (%)	86.76	83.70
Copper produced (lbs)	4,185,318	5,026,662
Silver produced (ozs)	602,762	587,890

Mill through-put for the first six months of 2012 increased slightly over the same period of 2011. Silver production was 3% higher in the first six months of 2012 as compared to the same period in 2011. Copper production was 17% lower in the first six months of 2012 as compared to the same period of 2011. The lower copper production is due to lower mine production from the C Bed. The mill recoveries for silver were higher at 87% for the first six months of 2012 as compared to 84% for the same period of 2011 and the copper recoveries for the first six months of 2012 were also higher at 84% compared to 80% for the same period of 2011.

Financial Results:

a)

Revenue: For the first six months of 2012 compared to the first six months of 2011, revenue increased from $31.5 million to $32.7 million primarily due to a 20% increase in silver ounces sold. During the six months ended June 30, 2012, the LME price of copper and silver averaged $3.67 per pound and $31.02 per ounce, respectively, compared to average prices of $4.26 per pound and $34.92 per ounce for the first six months of 2011. Metal sales during the first six months of 2012 were 4.1 million pounds of copper and 560,022 ounces of silver compared to 4.3 million pounds of copper and 469,153 ounces of silver sold in the first six months of 2011.

b)

Cost of Sales: The cost of sales associated with the first six months 2012 revenue was $22.2 million, an increase of 20% when compared to the first six months of 2011. This increase is a result of higher ore throughput (1% higher), higher labor costs due to a 4% increase in wages, higher freight, treatment and refining costs along with higher Bio-diesel fuel costs.

c)

Depreciation and depletion: For the first six of 2012, these non-cash charges are slightly higher than the first six months of 2011. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of higher mill throughput resulted in slightly higher depreciation expense.

d)

Exploration and development: This expense includes $1.0 million for exploration spending around the Troy Mine and $1.0 million spending for Rock Creek. The spending in 2012 is higher than 2011 ($0.5 million) due to increased emphasis on exploration around the Troy Mine and the costs related to completing the Supplemental Environmental Impact Statement for Rock Creek.

e)

General and administration costs: The increase in the corporate administration costs during the first six months of 2012 is a result of increased legal fees, outside consultant costs and continued emphasis on investor relations.

f)

Net income before taxes: Favorable metal sales resulted in a $1.1 million increase in revenues in the first six months of 2012 compared to the same period 2011 while costs were higher ($4.9 million) in 2012 resulting in a net decrease in income from operation by $3.8 million.

g)

Net income: The Company recorded a net income of $1.5 million or $0.04 income per share for the first six months compared to a net income of $5.1 million or $0.11 per share in the first six months of 2011. The primary difference was lower metal prices and higher costs in 2012.

Summarized Financial Results by Quarter

	2010	2010	2011	2011	2011	2011	2012	2012
	Q3	Q4	Q1	Q2	Q3	4Q	1Q	2Q
Cu Production (million lbs)	2.3	2.1	2.0	3.0	3.3	2.4	2.2	1.9
Ag Production (000’s ozs)	277	235	245	343	403	300	292	278
Total Sales (millions)	$12.4	$13.2	$12.8	$18.8	$16.7	$21.9	$19.2	$13.5
Cash Flow from Operations before changes in working capital (1) (millions)	$4.2	$4.7	$3.4	$7.4	$8.3	$9.1	$7.5	$3.4
Net Income (loss) (millions)	$0.7	($1.3)	($2.8)	$7.9	$2.9	$5.6	$3.7	$(2.2)
EPS- Basic	$0.02	($0.03)	($0.12)	$0.23	$0.08	$0.17	$0.11	$(0.7)
EPS- Fully diluted	$0.02	($0.03)	($0.12)	$0.16	$0.07	$0.16	$0.10	$(0.7)
Cash and Cash Equivalents & Short term Investments (millions)	$6.6	$8.8	$10.2	$14.7	$19.9	$25.2	$28.7	$30.0
Total Assets ending (millions)	$79.4	$81.3	$83.4	$92.1	$96.7	$103.4	$109.9	$108.6
Total liabilities (millions)	$21.6	$20.3	$21.8	$18.4	$20.3	$21.1	$24.1	$22.4
Total Equity (millions)	$57.8	$60.3	$61.7	$73.7	$76.4	$82.3	$85.8	$86.2

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

During the three months ended June 30, 2012 MSHA issued 4 citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties are not known for the violations.

There were no mining fatalities at the Troy Mine during the three months ended June 30, 2012, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA. There was no imminent danger orders were issued under Section 107(a) of FMSHA during the quarter.

We are a party to nine pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us, seven actions are contests of proposed penalties and two are pre-penalty Notices of Contest. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessme nts Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violation s Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24- 01467	4	0	0	0	0	$0.0	0	No	No	9	3	1

Financing Activities

During the first six months of 2012, the Company entered into three new capital leases. The Company purchased two haul trucks and a loader to improve mine production. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease obligations	$2,292	$973	$1,319	-	-
Long term reclamation costs	14,482	-	-	-	14,482
Total contractual obligations	$16,774	$973	$1,319	-	$14,482

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2012 and many may be renewed annually. The obligations in 2012 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At June 30, 2012, working capital was $30.7 million, including cash and short-term investments of $30.0 million. At June 30, 2012, net concentrate receivable was $3.3 million compared to $4.7 million at December 31, 2011 and copper concentrate inventory was $0.7 million compared to $1.5 million at December 31, 2011.

At today’s copper and silver prices the Company is generating positive cash flow. Declines in copper and silver prices could erode the Company’s cash and working capital position. For 2012, the Company has sold forward approximately 25% of copper production at an average price of $4.00 per pound.

Off Balance Sheet Arrangements

The Company has forward contracts to sell 1.8 million pounds of copper at fixed prices of $4.00 per pound, which have been designated as normal purchase and sales contracts. The fair value of these contracts at June 30, 2012, is an asset of $0.9 million which is not recognized in the balance sheet (see Financial instruments, hedging activities and other instruments).

Related Party Transactions

There were no related party transactions during the first six months of 2012.

Proposed Transactions

There were no proposed transactions during the first six months of 2012.

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

We have a limited operating history and had losses in prior years. We have been engaged in commercial mining operations at Troy for just over seven years and have not yet attained a significant level of continued earnings. For 2011, we had net income of $13.5 million on revenues of $70.1 million. For the 2010 year, we incurred a loss of $0.6 million on revenues of $47.0 million. In 2009, we incurred a loss of $3.7 million on $33.1 million in revenues. In 2008, we incurred a loss of $6.7 million on revenues of $39.5 million. In 2007, we earned approximately $0.9 million on revenues of approximately $38.9 million.

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

Our reclamation liability at Troy could be substantial. In acquiring Troy, we agreed to indemnify ASARCO and hold it harmless from all of the liabilities associated with the reclamation, restoration and closure of the mine. This entailed our procurement of a $12.9 million performance bond. A revised EIS has recently been completed by the Montana DEQ in cooperation with the US Forest Service and changes may be made to the estimated reclamation costs and the amount of the performance bond. Our reclamation liability at Troy is not limited by the amount of the performance bond itself. The bond serves only as security for the payment of these obligations; any substantial increase in actual costs over and above the $16.8 million maximum allowed under the current surety agreement would necessarily be borne by the Company. Payment of such costs could have a material adverse effect on our financial condition.

We presently do not have the financial resources to develop Rock Creek. At June 30, 2012 we had cash and short term investments of $30.0 million. We may not have sufficient cash to allow us to develop a mine or begin mining operations at Rock Creek should it prove feasible to do so.

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

Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as the strength of the United States dollar, global and regional industrial demand, and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices have fluctuated from a low of $0.71 per pound in 2002 to a high of $4.48 per pound in 2011, and world average annual silver prices have fluctuated from a low of $3.95 per ounce in 1992 to a high of $41.96 per ounce in 2011. As at June 30, 2012, we have contracts outstanding to sell 1.8 million pounds of copper at an average price of $4.00 per pound. These contracts mature at various dates from July, 2012 to February 2013.

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

As at June 30, 2012, the Company had contracts outstanding to sell 1.8 million pounds of copper at an average price of $4.00 per pound. These contracts mature at various dates from July, 2012 to February, 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at June 30, 2012 metal prices, would result in an asset of approximately $0.9 million.

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

During the six months ended June 30, 2012, we reported sales revenue of $32.7 million on sales of approximately 4.1 million pounds of payable copper and 0.560 million ounces of payable silver. During this period copper and silver prices averaged $3.67 per pound and $31.02 per ounce respectively. Had the price of copper or silver changed by $1.00 each, revenue would have changed by approximately $4.7 million.

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $1.7 million of our short term investments are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in US dollars.

Item 4. Controls and Procedures

Management of the Company is responsible for adopting an internal control system and disclosure controls and procedures that reasonably ensure its financial statements fairly present its financial position and activities, and that material information concerning the Company and its consolidated subsidiaries is appropriately disclosed.

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

The Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision of and with the participation of Company management, including its chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as at June 30, 2012, the design and operation of the Company’s disclosure controls and procedures were not effective, and that the Company could not ensure that the information it is required to disclosed in its Exchange Act reports was gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, or that it was accumulated and communicated to management of the Company, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure under U.S. and Canadian securities laws.

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

The Company has evaluated the effectiveness of the design internal controls over financial reporting and has concluded they did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements as at June 30, 2012.

Changes in Internal Controls. During the first six months of 2012, the Company implemented changes to restrict access to the accounting system and engaged an external accounting firm with appropriate expertise to provide additional resources to enhance its financial reporting controls. The Company is now in the process of testing the implementation, design and operating effectiveness of these new controls in order to determine whether the material weaknesses that were reported in our December 31, 2011 Form 10-K have been remediated.

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

Item #5: Other Information

Not Applicable

Item #6: Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVETT MINERALS INC.

Date: August 9, 2012	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: August 9, 2012	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer