Form 10-Q
period 2012-09-30
Revett Minerals Inc.
filed 2012-11-08
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

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
[   ] yes     [X] No

At November 8, 2012, 34,484,387 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at September 30, 2012 and December 31, 2011
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$23,374	$16,086
Short-term investments	9,209	9,066
Concentrate settlement and other receivables	5,160	4,673
Inventories	4,138	4,710
Prepaid expenses and deposits	998	914
Total current assets	42,879	35,449
Property, plant, and equipment (net)	63,440	57,602
Restricted cash	6,530	6,519
Available for sale securities	1,801	2,540
Other long term assets	950	1,240

Total assets	$115,600	$103,350

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$4,092	$2,574
Payroll liabilities	1,026	992
Income, property and mining taxes	2,566	2,634
Other accrued liabilities	734	882
Deferred income taxes	147	179
Current portion of capital lease obligations and note payable	1,261	360
Total current liabilities	9,826	7,621

Long term portion of capital lease obligations and note payable	1,649	408
Reclamation and remediation liability	8,461	7,955
Deferred income taxes	4,583	3,943
Warrant derivative liability	165	1,170
Total liabilities	24,684	21,097

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value, unlimited authorized, no shares issued and outstanding	-	-
Common stock, no par value, unlimited authorized, 34,484,387 and 34,119,216 shares issued and outstanding at September 30, 2012 and December 31, 2011,	87,716	84,587
Accumulated other comprehensive income (loss), net of tax	(178)	160
Retained earnings (deficit)	3,378	(2,494)
Total equity	90,916	82,253

Total liabilities and shareholders’ equity	$115,600	$103,350

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive income
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three months	Three months	Nine month	Nine month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues	$19,351	$16,706	$52,006	$48,226
Expenses:
Cost of sales	11,526	9,654	33,760	28,173
Depreciation and depletion	811	812	2,126	2,118
Exploration and development	1,237	632	3,232	1,139
General & administrative:
Stock based compensation	-	30	2,117	3,418
Other	1,045	1,075	3,746	2,826
Accretion of reclamation and remediation liability	169	169	506	506
	14,788	12,372	45,487	38,180
Income from operations
	4,563	4,334	6,519	10,046

Other income (expenses):
Interest expense	(181)	(6)	(398)	(33)
Interest and other income	124	91	249	169
Foreign exchange gain (loss)	6	(7)	6	(27)
Gain (loss) on warrant derivative	(1)	239	541	1,571
Total other income (expenses)	(52)	317	398	1,680

Income before income taxes	4,511	4,651	6,917	11,726

Income tax benefit (expense):

Current income tax benefit (expense)	77	(124)	(254)	(258)

Deferred income tax benefit (expense)	(209)	(1,668)	(791)	(3,532)

Net income	$4,379	$2,859	$5,872	$7,936

Other comprehensive income (loss):
Reclassification of net loss on available for sale securities included in net income (loss), net of tax	-	-	30	-
Unrealized gain (loss) on available for sale securities, net of tax	142	(292)	(368)	(272)

Comprehensive income	$4,521	$2,567	$5,534	$7,664

Net income for basic earnings per share	$4,379	$2,859	$5,872	$6,723

Net income for diluted earnings per share	$4,380	$2,620	$5,331	$5,152

Basic earnings per share	$0.13	$0.08	$0.17	$0.20

Diluted earnings per share	$0.12	$0.07	$0.15	$0.15

Weighted average number of shares outstanding	34,456,213	34,022,762	34,246,257	33,705,651

Weighted average number of diluted shares outstanding	35,285,502	35,373,150	35,306,694	35,237,343

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Nine month	Nine month
	period ended	period ended
	September 30,	September 30,
	2012	2011

Cash flows from operating activities:
Net income for the period	$5,872	$7,936
Adjustment to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,126	2,118
Deferred financing fee amortization	209	-
Accretion of reclamation and remediation liability	506	506
Foreign exchange loss (gain)	-	27
Stock based compensation	2,117	3,418
Loss on disposal of fixed assets	5	2
Accrued interest from reclamation trust fund	(11)	(16)
Amortization of prepaid insurance premium	79	95
Gain on warrant derivative	(541)	(1,571)
Deferred income tax	791	3,532
Loss on sale of marketable securities	90	-
Changes in:
Concentrate settlement and other receivable	(486)	959
Inventories	572	(3,842)
Prepaid expenses and other assets	(84)	56
Accounts payable and accrued liabilities	1,329	1,454
Net cash provided by operating activities	12,574	14,674

Cash flows from investing activities:
Purchase of plant and equipment	(5,234)	(2,031)
Purchase of available for sale securities	(52)	(1,941)
Other long term assets	2	11
Proceeds from sale of available for sale securities	184	-
Purchase of short term investments	(142)	-
Net cash used in investing activities	(5,242)	(3,961)

Cash flows from financing activities:
Proceeds from the exercise of options and warrants, net	549	956
Repayment of capital leases and note payable	(593)	(518)
Net cash provided (used) by financing activities	(44)	438

Effects of foreign exchange on cash held
In foreign currencies	-	(27)

Net increase in cash and cash equivalents	7,288	11,124
Cash and cash equivalents, beginning of period	16,086	8,766
Cash and cash equivalents, end of period	$23,374	$19,890

Non cash transactions:
Common stock issued for compensation	85	65
Acquisition of plant and equipment under capital lease and note payable	2,735	-
Common stock issued to acquire a royalty right	-	676

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Nine months ended September 30, 2012 and year ended December 31, 2011
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

			Accumulated
			Other
	Common Shares		Comprehensive
				Retained
				earnings
	Shares	Amount	Income (loss)	(deficit)	Total

Balance, December 31, 2010	33,177,884	$75,032	$-	$(14,777)	$60,255
Issued on exchange of shares	275,000	1,889	-	(1,213)	676
Issue of shares for services	13,052	65	-	-	65
Issue of shares for exercise of options	405,000	593	-	-	593
Issue of shares for exercise of warrants	248,280	546	-	-	546
Warrants reclassified from derivative liability	-	3,314	-	-	3,314
Unrealized gain on marketable securities, net of tax	-	-	160	-	160
Stock-based compensation on options granted	-	3,148	-	-	3,148
Net income for the period	-	-	-	13,496	13,496

Balance, December 31, 2011	34,119,216	$84,587	$160	$(2,494)	$82,253
Shares granted to directors	20,335	85			85
Issue of shares for exercise of options	64,000	96			96
Issue of shares for exercise of warrants	280,836	916			916
Unrealized loss on marketable securities, net of tax	-	-	(338)	-	(338)
Stock-based compensation on options granted		2,032	-	-	2,032
Net income for the period	-	-	-	5,872	5,872
Balance, September 30, 2012	34,484,387	$87,716	$(178)	$3,378	$90,916

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of September 30, 2012, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2012 and 2011. The operating and financial results for Revett Minerals for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

2. Changes affecting Consolidated Financial Statements and Future accounting changes:

The FASB issued no new pronouncements that would materially affect the Company’s consolidated financial statements in future periods.

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	September 30, 2012	December 31, 2011
Concentrate inventory	$602	$1,490
Material and supplies	3,536	3,220
	$4,138	$4,710

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

4. Property, Plant and Equipment

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	September 30,	December 31,
	2012	2011
Troy:
Property acquisition and development costs	$16,032	$13,591
Plant and equipment	18,311	14,461
Buildings and structures	5,315	4,042
	39,658	32,094
Rock Creek:
Property acquisition costs	34,972	34,972

Other, corporate	4,680	4,286
Other, mineral properties	118	118
	79,428	71,470
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(7,140)	(6,338)
Troy plant and equipment	(7,170)	(6,167)
Troy buildings and structures	(1,551)	(1,260)
	(15,861)	(13,765)
Other corporate assets	(127)	(103)
	(15,988)	(13,868)
	$63,440	$57,602

The net book value of assets under capital leases at September 30, 2012 and December 31, 2011 was $3.2 million and $1.2 million, respectively. At September 30, 2012, there is $0.1 million of construction in progress included in the Troy buildings and structures which is not subject to depreciation until these assets are placed into service.

Included in other corporate assets are Rock Creek mitigation lands with a carrying value of $4.0 million. The Company intends to gift this land to the U.S. Forest Service or the State of Montana, as directed, as the Rock Creek evaluation program and mine development proceeds. The property acquisition costs for Rock Creek will be amortized when the property is placed into production, or written off if it is determined that Rock Creek cannot be developed.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

5. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at:

	September 30,	December 31,
	2012	2011

Cost	$2,074	$2,294

Unrealized gain (loss)	(273)	246
Fair value	$1,801	$2,540

During the nine months ended September 30, 2012, the Company sold a portion of its available for sale equity securities for gross proceeds of approximately $0.2 million and recognized a loss of $0.1 million. The Company assessed the unrealized loss and determined it to not be other than temporary based on a review of the potential of the investment security. The Company is under no pressure to sell these remaining securities and intends to hold them for sale at least until it recovers its cost basis. At December 31, the Company had an unrecognized gain with respect to such securities.

6. Long-term debt

(a) Capital leases and note payable:

The balance of the Company’s capital lease obligations and note payable were as follows:

	September 30,	December 31,
	2012	2011

Capital leases	$2,050	$768
Note payable	860	-
	$2,910	$768
Current portion	(1,261)	(360)
	$1,649	$408

The Company has a number of capital leases and a note payable for mining equipment for use at Troy. Obligations under capital leases and note payable are as follows:

2012	$337
2013	1,326
2014	997
2015	401
Total minimum lease and note payments	3,061

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Less amount representing interest (at rates ranging from 1.6% to 8.0%)	151
Present value of net minimum capital lease payments	2,910

Less current portion	1,261
$1,649

The note payable is collateralized by mining equipment.

(b) Revolving credit facility:

On December 10, 2011, the Company entered into a $20.0 million revolving credit facility with Societe Generale, a major international financial institution. The credit facility is subject to interest at the London Interbank Offered Rate plus 350 basis points for an initial three year term. The credit facility may be increased to $30.0 million under specified circumstances.

Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its subsidiaries Troy Mine Inc. and RC Resources, Inc. are the guarantors of the facility. Draws under the facility may be in the form of revolving credit loans or letters of credit. The facility is collateralized by first priority liens and security interests in the properties and assets comprising the Troy Mine Inc. and RC Resources, Inc. and by Revett Minerals Inc.’s pledge of the outstanding common stock of Revett Silver Company. This agreement is subject to financial covenants regarding consolidated fixed charge coverage ratio, consolidated current ratio and consolidated tangible net worth. The Company is in compliance with all the covenants at September 30, 2012.

The Company paid a commitment fee and other transaction costs of $0.9 million that will be amortized over the term of this credit facility. As of September 30, 2012 there have been no draws on this facility.

7. Derivatives

Warrant Derivative Liabilities:

Some of the Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (Canadian dollars). These warrants are required to be treated as a derivative liability, as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a loss of $0.001 million and a gain of $0.5 million from the change in fair value of the warrants for the three and nine months ended September 30, 2012, respectively, and a gain of $0.2 million and $1.6 million from the change in fair value of the warrants for the three and nine months ended September 30, 2011, respectively. On June 30, 2011, the Company and a warrant holder agreed to modify the terms of 1.1 million warrants to change the Canadian dollar exercise price to a US dollar exercise price. These modified warrants no longer require treatment as a derivative liability and the fair value of these warrants on the date of the modification of $3.3 million was reclassified to common stock.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

During the nine month period ended September 30, 2012, warrant holders exercised 280,836 warrants for proceeds to the Company of $0.4 million. In conjunction with this exercise, the fair value of these warrants on the date of the exercise of $0.5 million was reclassified to common stock.

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at December 31, 2011: weighted average risk-free interest rate 0.25%, weighted average volatility 67.57%, expected dividend yield – nil, and weighted average expected life (in years) 1.67. At September 30, 2012: weighted average risk-free interest rate 0.17%, weighted average volatility 36.54%, expected dividend yield – nil, and weighted average expected life (in years) 0.90. The fair value estimate is classified as level 2 in the fair value hierarchy.

Concentrate Sales Contracts:

The Company has entered into concentrate sales contracts with Trafigura AG for 2012 concentrate production. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Concentrate settlement and other receivables), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

The following summarizes classification of the fair value of the derivative instruments:

	September 30,	December 31,
	2012	2011

Concentrate settlement and other receivables	$772	$(369)
Warrant derivative liabilities	$(165)	$(1,170)

The following represent mark-to-market gains on derivative instruments during the three and nine months ended September 30, 2012, and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue	$676	$(2,561)	$1,141	$(1,980)
Gain (loss) on warrant derivatives	(1)	239	541	1,571

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
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

During the nine months ended September 30, 2012, the Company issued 64,000 common shares on exercise of stock options for cash proceeds of $0.1 million, issued 280,836 common shares on the exercise of warrants for cash proceeds of $0.5 million and issued 20,335 common shares valued at $0.1 million as compensation to directors.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At September 30, 2012, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 6,500,000 shares of common stock. There were 10,000 stock options granted on January 3, 2012 with an exercise price of $4.94, expiring on June 3, 2013. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 0.27%, volatility of 65.10% and an expected life of the options of 17 months to calculate the fair values of the options. The weighted average fair value per share was $1.53. There were 1,098,500 stock options granted on April 2, 2012 with an exercise price of $4.18, expiring on April 1, 2017. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 0.42%, volatility of 70.71% and an expected life of the options of 30 months to calculate the fair values of the options. The weighted average fair value per share was $1.81. There were 20,000 stock options granted on May 4, 2012 with an exercise price of $3.77, expiring on May 3, 2017. The Company used the Black-Scholes option pricing formula with a risk-free interest rate of 0.32%, volatility of 69.04% and an expected life of the options of 30 months to calculate the fair values of the options. The weighted average fair value per share was $1.57. During the nine months ended September 30, 2012, 184,500 options were cancelled or expired and 64,000 options were exercised. As of September 30, 2012 and 2011, the intrinsic value of options outstanding and exercisable was $1.1 million and $1.6 million, respectively. As of September 30, 2012 and 2011, there was no unrecognized compensation cost related to unvested stock options.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

As of September 30, 2012, the following stock options were outstanding:

Options	Options	Exercise		Expiration
Granted	Exercisable	Price		Date

10,000	10,000	4.94		June 3, 2013
10,000	10,000	2.50		November 1, 2013
35,000	35,000	4.30		December 13, 2013
10,000	10,000	4.45		February 25, 2014
82,500	82,500	0.52	CDN	March 31, 2014
10,000	10,000	4.18		April 15, 2014
21,000	21,000	0.45	CDN	April 27, 2014
110,000	110,000	0.45		September 10, 2014
15,000	15,000	1.05		November 2, 2014
30,000	30,000	1.65		December 30, 2014
244,000	244,000	2.15		March 15, 2015
20,000	20,000	2.50		November 1, 2015
827,000	827,000	4.98		March 21, 2016
2,500	2,500	5.93		April 8, 2016
10,000	10,000	4.17		September 12, 2016
1,083,500	1,083,500	4.18		April 1, 2017
20,000	20,000	3.77		May 3, 2017
2,540,500	2,540,500	$3.87

Total stock-based compensation recognized during the three and nine months ended September 30, 2012 was $nil and $2.0 million, respectively, and $0.03 million and $3.2 million for the three and nine months ended September 30, 2011, respectively. During the nine months ended September 30, 2012 and 2011, a total of $1.4 million and $2.1 million, respectively, stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in General and Administrative expense.

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at September 30, 2012 for the purchase of common shares of Revett Minerals.

Number	Exercise price	Expiration
92,011	CDN $1.75	August 24, 2013
1,071,427	US $ 1.81	August 24, 2013
1,163,438

During the three and nine months ended September 30, 2012, there were 36,000 and 280,836 warrants exercised, respectively, for proceeds of $0.1 million and $0.5 million, respectively, and no warrants expired. During the nine months ended September 30, 2011, there were 240,000

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

warrants exercised for proceeds of $0.5 million and 117,332 warrants expired. No warrants were exercised during the three months ended September 30, 2011.

9. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Reclamation and remediation liability beginning of period	$7,955	$7,946
Accretion expense, year to date	506	506
Ending balance	$8,461	$8,452

b) Rock Creek Development

Rock Creek is a development-stage copper and silver deposit located in Sanders County, Montana, approximately sixteen air miles from the Troy Mine. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, 5 tunnel site claims, 85 mill site claims and 1,427 acres of fee land, 673 of which will be used as habitat replacement for grizzly bears. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only; the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983 and occupy an area of approximately 1,809 acres. All of the Rock Creek Project mining claims are in good standing.

The first phase of development at Rock Creek is the completion of a two year evaluation program, estimated to cost around $25 million, to determine if it is economical to develop the mineral deposit. The proposed evaluation program will include the development of an evaluation adit to collect additional technical information on the deposit, additional infill drilling to establish and confirm resource estimates, geotechnical design studies and bulk sampling of the mineralization for use in metallurgical testing. The evaluation program is subject to receipt of permits and approvals from the various federal and state agencies having jurisdiction over the project. In addition to permitting approval, the Company will also be required to satisfy certain mitigation requirements before it can develop the adit, which will include procurement of a reclamation bond and funding of a grizzly bear mitigation plan, design and construction of a water treatment facility and construction of improvements to the road leading to the evaluation adit site.

The permitting process is complex. The deposit is partially located on United States Forest Service (the “Forest Service”) land (within the Kootenai National Forest) and under the Cabinet Mountains Wilderness Area, and federal and state approval is required to explore and develop it. In 2001, the Forest Service issued the final environmental impact statement (“Final EIS”) under the National Environmental Policy Act (“NEPA”). In 2003, the Forest Service and the Montana Department of Environmental Quality (the “DEQ”) issued a joint administrative decision approving our proposed plan of operations at the Rock Creek Project (the “Record of Decision”). The Record of Decision was based primarily on the findings in the Final EIS and a companion Biological Opinion issued by the U.S. Fish and Wildlife Service (“USFWS”) in 2003 pursuant to the requirements of the Endangered Species Act (“ESA”). Although subsequently challenged by several regional and national environmental groups under NEPA and the ESA, the Biological Opinion was ultimately upheld in a November 2011 ruling by the Ninth Circuit Court of Appeals. The Company is currently working with the Forest Service to develop a Supplemental EIS to comply with the Federal district court’s NEPA opinion in May 2010. If the Company is required to submit a modified plan of operation for the Rock Creek Project in order to comply with NEPA, it could delay development and likely engender additional legal challenges and appeals.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
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

10. Fair Value of Financial Instruments

At September 30, 2012, the Company had a forward contract to sell 1.1 million pounds of copper at a price of $4.00 per pound. This contract matures at various dates from October 2012 through February 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effects of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at September 30, 2012 metal prices, would result in an asset of approximately $0.3 million.

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their short time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable or receivable are marked to market each period using quoted forward prices as at the last trading day of each period, and accordingly are recognized at fair value. The carrying values of capital lease obligations and note payable approximate fair market values as they are based on market rates of interest.

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
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at September 30, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$23,374	$23,374	$-	$-
Short term investments	9,209	9,209	-	-
Restricted cash	6,530	6,530	-	-
Available for sale securities	1,801	1,801	-	-
Concentrate sales contract	772	-	772	-
Warrant derivatives liability	(165)	-	(165)	-

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$16,086	$16,086	$-	$-
Short term investments	9,066	9,066	-	-
Restricted cash	6,519	6,519	-	-
Available for sale securities	2,540	2,540	-	-
Concentrate sales contract	(369)	-	(369)	-
Warrant derivatives liability	(1,170)	-	(1,170)	-

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

The Company’s concentrate sales contract is valued using pricing models and the Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms and market prices. Such instruments are typically classified within Level 2 of the fair value hierarchy.

The warrant derivative liability is valued using an option pricing model, which requires a variety of inputs. Such instruments are typically included in Level 2.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

11. Income Taxes

The following table summarizes the components of the Company’s income tax provision (benefit) for the three and nine months ended September 30, 2012 and 2011:

	Three months	Three month	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Federal:
Current	$(77)	$124	$254	$258
Deferred	187	1,493	708	3,162
Total	110	1,617	962	3,420
State:
Current	-	-	-	-
Deferred	22	175	83	370
Total	$132	$1,792	$1,045	$3,790

The income tax expenses for the three and nine months ended September 30, 2012 and 2011 varies from the statutory rate primarily because of depletion, change in valuation allowance for net deferred tax assets and the Company’s foreign operations. The Company has US net operating loss carryforward which expire at various dates between 2019 and 2029, Montana State net operating losses that expire at various dates between 2012 and 2016, and Canadian net operating losses expire at various dates between 2014 and 2031. At December 31, 2011 the Company had United States net operating loss carry forwards of approximately $21.2 million, Montana State net operating losses of approximately $12.9 million, and Canadian net operating losses of approximately $11.3 million. The use of the United States losses that were incurred prior to the acquisition of Revett Silver is subject to an annual limitation of approximately $2.1 million.

12. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2012, and 2011 (thousands, except per-share amounts). The two class method was used to account for the deemed distribution on redeemable shares that occurred in March 2011.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September	September	September	September
	30, 2012	30, 2011	30, 2012	30, 2011
Numerator
Net income	$4,379	$2,859	$5,872	$7,936
Deemed distribution on redeemable shares	-	-	-	(1,213)

Net income for basic earnings per share	4,379	2,859	5,872	6,723
Loss (gain) on warrant derivative associated with dilutive warrants	1	(239)	(541)	(1,571)

Net income for diluted earnings per share	$4,380	$2,620	$5,331	$5,152
Denominator
Basic weighted average common shares	34,456,213	34,022,762	34,246,257	33,705,651
Dilutive stock options and warrants	829,289	1,350,388	1,060,437	1,531,693

Diluted weighted average common shares	35,285,502	35,373,150	35,306,694	35,237,343

Basic income (loss) per share	$0.13	$0.08	$0.17	$0.20*

Diluted income (loss) per share	$0.12	$0.07	$0.15	$0.15*

* Basic and diluted loss per share for the nine months ended September 30, 2011 has been updated to correct for the omission of the deemed distribution on redeemable shares that should have been included in the calculation.

For the three and nine month periods ended September 30, 2012 and 2011, the loss (gain) on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the loss (gain) would not have been recognized had the warrants been converted at the beginning of the period.

Options and warrants to purchase 2,008,000 and 1,988,000 shares of our common stock were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2012, respectively. The exercise price of these options and warrants exceeded the average price of our stock during the period and were anti-dilutive.

Options and warrants to purchase 1,181,000 and 1,175,000 shares of our common stock were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2011, respectively. The exercise price of these options and warrants exceeded the average price of our stock during the period and were anti-dilutive.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2012 and 2011
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

13. Subsequent event

On October 15, 2012, the Cabinet Resource Group, a regional environmental organization, voluntarily dismissed its pending lawsuit against DEQ, the Company and Troy Mine, Inc. in Montana state court, with prejudice. The lawsuit, which was filed in 2007, alleged that Troy was being operated in violation of Montana law due to deficiencies in its reclamation plan, and that the defendants had violated the Montana constitution and various state statutes and regulations by allowing such operations to continue. The Company had continually maintained the complaint was without merit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations as at November 8, 2012

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three and nine month periods ended September 30, 2012 should be read in conjunction with the unaudited interim financial statements and notes for the three and nine months ended September 30, 2012 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2011 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Nine Months Ended September 30, 2012

As at November 8, 2012, the Company’s principal assets consisted of a 100% interest in the Troy silver and copper mine (“Troy”) in northwest Montana, USA and also a 100% interest in the undeveloped Rock Creek silver and copper development project (“Rock Creek”) also located in northwest Montana.

Overall Performance

As at September 30, 2012 the Company increased cash and short-term investments on hand by 64% to $32.6 million compared to $19.9 million at September 30, 2011. For the nine month period ended September 30, 2012, the Company reported net income after taxes of $5.9 million or $0.17 net income per share compared to a net income after taxes of $7.9 million or $0.20 per share for the nine months ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2012 compared to the same period in 2011.

The major highlights for the nine months ended September 30, 2012, included:

  The Company continues to improve its Balance Sheet. Cash and short-term investments on hand as at September 30, 2012 was $32.6 million ;

  Adjusted EBITDA* for the first nine months of 2012 was $11.2 million as compared to $16.1 million for the nine months of 2011; (* Adjusted EBITDA is a non-GAAP measure in which standard EBITDA (earnings before interest, taxes, depreciation and amortization) is adjusted for stock based compensation, foreign exchange gains and losses, and non-recurring items);

  Mill throughput for the first nine months of 2012 averaged 3,680 tpd compared to 3,873 tpd for the first nine months of 2011. Third quarter 2012 throughput was 340,893 tons processed, averaging 3,788 tpd for the period.

  Silver production for the first nine months of 2012 was 950,956 ounces, approximately 4% below production for the first nine months of 2011 of 990,590 ounces. Third quarter 2012 silver production totaled 348,194 ounces averaging throughput grades of 1.18 oz/ton.

  Copper production for the first nine months of 2012 was 6,547,233 pounds, approximately 21% below production for the first nine months of 2011 of 8,299,188 pounds. Third quarter 2012 copper production totaled 2,361,915 pounds averaging throughput grades of 0.42%.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended September 30, 2012, with a comparison to the same three month period in 2011.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Tons milled	340,893	393,341
Tons milled per day	3,788	4,370
Copper grade (%)	0.42	0.49
Silver grade (opt)	1.18	1.18
Copper recovery (%)	81.7	84.5
Silver recovery (%)	86.2	86.9
Copper produced (lbs)	2,361,915	3,272,526
Silver produced (ozs)	348,194	402,700

Mill through-put for the third quarter of 2012 decreased by 13% as compared to record third quarter in 2011. Silver production was 14% lower and copper production was 28% lower in the third quarter of 2012 as compared to the third quarter of 2011 due to lower tons mined, lower grades and lower recoveries.

Financial Results:

a)

Revenue: For the third quarter of 2012 compared to the third quarter of 2011, revenue increased from $16.7 million to $19.4 million. During the quarter ended September 30, 2012, copper and silver averaged $3.74 per pound and $32.41 per ounce, respectively, compared to average prices of $3.78 per pound and $31.04 per ounce in the third quarter of 2011. Metal sales during the third quarter of 2012 were 2.3 million pounds of copper and 316,241 ounces of silver compared to 2.6 million pounds of copper and 295,325 ounces of silver sold in the third quarter of 2011. In addition, the Company recorded a gain of $1.1 million in the third quarter of 2012 relating to mark to market pricing for non-finalized pricing of its receivables.

b)

Cost of Sales: The cost of sales associated with the third quarter 2012 revenue was $11.5 million, an increase of 19% when compared to the third quarter of 2011. This increase is a result of higher concentrate inventory change, higher labor costs due to an increase in wages which were effective on April 1, 2012, higher freight, treatment and refining charges along with higher consumables and Bio-diesel fuel costs.

c)

Depreciation and depletion: For the third quarter of 2012, these non-cash charges are basically the same as the third quarter of 2011. The majority of the plant and equipment at Troy is depreciated using the units-of-production method.

d)

Exploration and development: This expense includes $0.5 million for exploration spending around the Troy Mine and $0.7 million spending for Rock Creek for the third quarter of 2012. The spending in 2012 is higher than 2011 ($0.6 million) due to increased emphasis on exploration around the Troy Mine and the costs related to completing the Supplemental Environmental Impact Statement for Rock Creek.

e)	General and administration costs: The slight decrease in the corporate administration costs during the third quarter of 2012 is a result of lower legal fees and consultant fees.

f)	Income before taxes: Favorable metal sales and pricing resulted in net income in the third quarter of 2012 which is slightly lower than the profit in the same period 2011.

g)	Net income: The Company recorded net income of $4.4 million or $0.13 income per share for the third quarter compared to a net income of $2.9 million or $0.08 per share in the third quarter of 2011.

The table below illustrates certain key operating statistics for Troy for the nine months ended September 30, 2012, with a comparison to the same nine month period in 2011.

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Tons milled	989,902	1,037,849
Tons milled per day	3,680	3,873
Copper grade (%)	0.40	0.49
Silver grade (opt)	1.11	1.12
Copper recovery (%)	83.6	81.9
Silver recovery (%)	86.7	85.0
Copper produced (lbs)	6,547,233	8,299,188
Silver produced (ozs)	950,956	990,590

Mill through-put for the first nine months of 2012 decreased slightly over the same period of 2011. Silver production was 4% lower in the first nine months of 2012 as compared to the same period in 2011. Copper production was 21% lower in the first nine months of 2012 as compared to the same period of 2011. The lower copper production is due mainly to lower mine production from the C Bed area. The mill recoveries for silver were higher at 86.7% for the first nine months of 2012 as compared to 85% for the same period of 2011 and the copper recoveries for the first nine months of 2012 were also higher at 83.6% compared to 81.9% for the same period of 2011.

Financial Results:

a)

Revenue: For the first nine months of 2012 compared to the first nine months of 2011, revenue increased from $48.2 million to $52.0 million primarily due to a 12% increase in silver ounces sold. During the nine months ended September 30, 2012, the price of copper and silver averaged $3.74 per pound and $31.32 per ounce, respectively, compared to average prices of $3.80 per pound and $30.35 per ounce for the first nine months of 2011. Metal sales during the first nine months of 2012 were 6.3 million pounds of copper and 873,460 ounces of silver compared to 6.9 million pounds of copper and 780,716 ounces of silver sold in the first nine months of 2011.

b)

Cost of Sales: The cost of sales associated with the first nine months 2012 revenue was $33.8 million, an increase of 20% when compared to the first nine months of 2011. This increase is a result of higher labor costs due to an increase in wages which became effective on April 1, 2012, higher freight, treatment and refining charges along with higher consumable and Bio-diesel fuel costs.

c)

Depreciation and depletion: For the first nine months of 2012, these non-cash charges are slightly higher than the first nine months of 2011. The majority of the plant and equipment at Troy is depreciated using the units-of-production method.

d)

Exploration and development: This expense includes $1.5 million for exploration spending around the Troy Mine and $1.7 million spending for Rock Creek. The $3.2 million spending in 2012 is higher than 2011 ($1.1 million) due to increased emphasis on exploration around the Troy Mine and the costs related to completing the Supplemental Environmental Impact Statement for Rock Creek.

e)	General and administration costs: The increase in the corporate administration costs during the first nine months of 2012 is a result of slightly higher legal and outside consultant fees.

f)

Income before taxes: Favorable metal sales resulted in a $3.8 million increase in revenues in the first nine months of 2012 compared to the same period 2011 while costs were higher ($7.3 million) in 2012 resulting in a net decrease in income from operation by $3.5 million.

h)

Net income: The Company recorded net income of $5.9 million or $0.17 income per share for the first nine months compared to a net income of $7.9 million or $0.20 per share in the first nine months of 2011. The primary difference was higher cost of sales in 2012.

Summarized Financial Results by Quarter

	2010	2011	2011	2011	2011	2012	2012	2012
	Q4	Q1	Q2	Q3	Q4	1Q	2Q	3Q
Cu Production (million lbs)	2.1	2.0	3.0	3.3	2.4	2.2	1.9	2.4
Ag Production (000’s ozs)	235	245	343	403	300	292	278	348
Total Sales (millions)	$13.2	$12.8	$18.8	$16.7	$21.9	$19.2	$13.5	$19.4
Cash Flow from Operations before changes in working capital (1) (millions)	$4.7	$3.4	$7.4	$8.3	$9.1	$7.5	$3.5	$7.5
Net Income (loss) (millions)	($1.3)	($2.8)	$7.9	$2.9	$5.6	$3.7	$(2.2)	$4.4
EPS- Basic	($0.03)	($0.12)	$0.23	$0.08	$0.17	$0.11	$(0.7)	$0.13
EPS- Fully diluted	($0.03)	($0.12)	$0.16	$0.07	$0.16	$0.10	$(0.7)	$0.12
Cash and Cash Equivalents & Short term Investments (millions)	$8.8	$10.2	$14.7	$19.9	$25.2	$28.7	$30.0	$32.6
Total Assets ending (millions)	$81.3	$83.4	$92.1	$96.7	$103.4	$109.9	$108.6	$115.6
Total liabilities (millions)	$20.3	$21.8	$18.4	$20.3	$21.1	$24.1	$22.4	$24.7
Total Equity (millions)	$60.3	$61.7	$73.7	$76.4	$82.3	$85.8	$86.2	$90.9

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

During the three months ended September 30, 2012 MSHA issued 4 citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard.

There were no mining fatalities at the Troy Mine during the three months ended September 30, 2012, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA. There was one imminent danger orders issued under Section 107(a) of FMSHA during the quarter.

We are party to eight pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us, six actions are contests of proposed penalties and two are pre-penalty Notices of Contest. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessme nts Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violations Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24- 01467	4	0	0	0	1	$6,839.00	0	No	No	8	0	1

Financing Activities

During the nine months of 2012, the Company entered into four new capital leases and note payable. The Company purchased two haul trucks, a jumbo drill and a loader to improve productivity at the Troy Mine. Revett Silver had entered into the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease and note payable obligations	$2,910	$1,261	$1,649	-	-

Long term reclamation costs	14,482	-	-	-	14,482

Total contractual obligations	$17,392	$1,261	$1,649	-	$14,482

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2012 and many may be renewed annually. The obligations in 2012 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At September 30, 2012, working capital was $33.1 million, including cash and short-term investments of $32.6 million. At September 30, 2012, net concentrate receivable was $5.2 million compared to $4.7 million at December 31, 2011 and concentrate inventory was $0.6 million compared to $1.5 million at December 31, 2011.

At today’s copper and silver prices the Company is generating positive cash flow. Declines in copper and silver prices could erode the Company’s cash and working capital position. For the remainder of 2012, the Company has sold forward approximately 25% of copper production at an average price of $4.00 per pound.

Off Balance Sheet Arrangements

The Company has forward contracts to sell 1.1 million pounds of copper at fixed prices of $4.00 per pound, which have been designated as normal purchase and sales contracts. The fair value of these contracts at September 30, 2012, is an asset of $0.3 million which is not recognized in the balance sheet (see Financial instruments, hedging activities and other instruments).

Related Party Transactions

There were no related party transactions during the first nine months of 2012.

Proposed Transactions

There were no proposed transactions during the first nine months of 2012.

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

Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the price of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as the strength of the United States dollar, industrial demand, and the political and economic conditions of major producing countries throughout the world. Since 1990, world average copper prices have fluctuated from a low of $0.71 per pound in 2002 to a high of $4.48 per pound in 2011, and world average annual silver prices have fluctuated from a low of $3.95 per ounce in 1992 to a high of $41.96 per ounce in 2011. As at September 30, 2012, we have contracts outstanding to sell 1.1 million pounds of copper at an average price of $4.00 per pound. These contracts mature at various dates from October 2012 to February 2013.

Environmental challenges could prevent us from ever developing Rock Creek. As previously noted in this report, our proposed development of Rock Creek has been challenged on environmental grounds by several regional and national environmental organizations at various times subsequent to the Forest Service’s issuance of a Record of Decision approving our plan of operation in 2003. The Record of Decision was based primarily on the findings in the Final EIS and a companion Biological Opinion issued by the USFWS under the ESA. Although subsequently challenged, the Biological Opinion were ultimately upheld in a November 2011 ruling by the Ninth Circuit Court of Appeals. We are currently working with the Forest Service to complete a Supplemental EIS to comply with the Federal district court’s May 2010 NEPA opinion. Rock Creek is potentially the more significant of our two mining assets. If we are successful in completing the Supplemental EIS as directed by the District Court, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek.

We presently do not have the financial resources to develop Rock Creek. At September 30, 2012 we had cash and short term investments of $32.6 million. We believe that we have the financial resources to initiate and complete Phase 1 development, but we do not have sufficient cash to allow us to develop or begin mining operations at Rock Creek should Phase 1 prove feasible to do so.

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

As at September 30, 2012, the Company had contracts outstanding to sell 1.1 million pounds of copper at an average price of $4.00 per pound. These contracts mature at various dates from October, 2012 to February, 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effect of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at September 30, 2012 metal prices, would result in an asset of approximately $0.3 million.

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

During the nine months ended September 30, 2012, we reported sales revenue of $52.0 million on sales of approximately 6.3 million pounds of payable copper and 0.873 million ounces of payable silver. During this period copper and silver prices averaged $3.61 per pound and $30.65 per ounce respectively. Had the price of copper or silver changed by $1.00 each, revenue would have changed by approximately $7.1 million.

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality mutual funds in the form of government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $3.1 million of our cash and cash equivalents are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in US dollars.

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

The Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rules 13 (a) - 15 (e) and 15 (d) – 15 (e). This evaluation was performed under the supervision of and with the participation of Company management, including its chief executive officer and its chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as at September 30, 2012, the design and operation of the Company’s disclosure controls and procedures were not effective, and that the Company could not ensure that the information it is required to disclosed in its Exchange Act reports was gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, or that it was accumulated and communicated to management of the Company, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure under U.S. and Canadian securities laws.

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

The Company has evaluated the effectiveness of the design internal controls over financial reporting and has concluded they did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements as at September 30, 2012.

Changes in Internal Controls. During the first nine months of 2012, the Company implemented changes to restrict access to the accounting system and engaged an external accounting firm with appropriate expertise to provide additional resources to enhance its financial reporting controls. The Company is now in the process of testing the implementation, design and operating effectiveness of these new controls in order to determine whether the material weaknesses that were reported in our December 31, 2011 Form 10-K have been remediated.

PART II: Other Information
Legal proceedings

Except for the termination of the Cabinet Resource Group lawsuit disclosed in Note 13 to the Consolidated Financial Statements in this report, there has been no material changes in the legal proceedings described in the Company’s annual report on Form 10-K for the period ended December 31, 2011.

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

REVETT MINERALS INC.

Date: November 8, 2012	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: November 8, 2012	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer