Form 10-K
period 2012-12-31
Revett Minerals Inc.
filed 2013-03-11
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered under Section 12(g) of the Act:Common Stock
Title of each class

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
Yes [   ]     No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which such equity was last sold on the New York Stock Exchange Market Division, was approximately $115.0 million as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of common stock outstanding at March 11, 2013: 34,592,387.

Documents Incorporated by Reference: None

(ii)

Explanatory Note: As used in this report, the terms the “Company,” “Revett Minerals,” “we,” “us” and “our” are sometimes used to refer to Revett Minerals Inc. and where the context so requires, its wholly-owned Montana subsidiary, Revett Silver Company and Revett Silver wholly-owned Montana subsidiaries, Troy Mine Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc. subsidiaries. Unless otherwise noted, all monetary denominations are in U.S. dollars.

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

Documents Incorporated By Reference

          Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended for the registrant’s 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

[The balance of this page has been intentionally left blank.]

PART I

Item 1. Business.

          General Development of Business. Revett Minerals was incorporated under the Canada Business Corporations Act in August 2004 to acquire Revett Silver and undertake a public offering of its common stock in Canada, transactions that were completed in February 2005. Revett Silver was organized in April 1999 to acquire the Troy mine (“Troy”) and the Rock Creek project (“Rock Creek”) from ASARCO Incorporated (“ASARCO”) and Kennecott Montana Company (“Kennecott”), transactions that were completed in October 1999 and February 2000, respectively.

          Our common stock is traded on the New York Stock Exchange Market Division and the Toronto Stock Exchange under the symbol “RVM” and on the Frankfurt Stock Exchange under the symbol “37RN”.

Revett Minerals Inc.
100%
Revett Silver Company
100%
Troy Mine Inc.
(Troy Mine)
Revett Exploration Inc.
Revett Holdings Inc.
RC Resources Inc.
(Rock Creek Project)

          The following map depicts the locations of Troy and Rock Creek, our two main assets.

British Columbia
Idaho
Montana
Lincoln County
Troy Mine
Troy
Libby
Rock Creek Project
Noxon
Sanders County
Thompson Falls
Clark Fork River
N
0
20
40
Scale in Miles
Kalispell
MONTANA
Missoula

          Troy Mine is an underground silver and copper mine. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance. We resumed mining operations in January 2005 and have produced ore more or less continuously since then until December 2012, when we temporarily suspended underground mining operations because of unstable and unsafe ground conditions in the mine. We have installed geophone monitoring devices and are working with the Mine Safety and Health Authority (“MSHA”) to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas of the mine. We expect to resume production at Troy in the second quarter of 2013. Rock Creek is a large development-stage underground silver and copper project.

          On November 17, 2010, we completed a one for five common share consolidation. This report reflects the impact of this consolidation for all common shares and per share amounts reported herein.

          At March 11, 2013, 34,592,387 Revett Minerals common shares were issued and outstanding, and an additional 3,615,438 common shares were deemed outstanding pursuant to presently exercisable options and warrants.

          Our principal executive office is located at 11115 East Montgomery, Suite G, Spokane Valley, Washington 99206, and our telephone number at that address is (509) 921-2294. Our registered office in Canada is located at 1 First Canadian Place, 100 King Street West, Suite 1600, Toronto, Ontario, Canada M5X 1G5.

          Financial Information about Segments. Our operations comprise a single business segment, located in the United States. Information concerning our revenues, and profits and losses, for the years ended December 31, 2012, 2011 and 2010, and total assets, liabilities and equity as of December 31, 2012 and 2011, and is included in the consolidated financial statements that appear elsewhere in this report.

          Narrative Description of Business.

          Troy Mine. Troy is an underground silver and copper mine located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy. The mine comprises 24 patented lode-mining claims, 510 unpatented lode-mining claims, approximately 905 acres of fee land and approximately 394 acres of patented claim land. The patented claims were legally surveyed in 1983.

          Ore from the mine is extracted using a “room and pillar” method and is processed on site using standard flotation technology. The resulting silver/copper concentrate, which typically contains between 35% and 40% copper, and between 80 to 120 ounces of silver per ton, is sold under contract to a third party and is shipped by rail from a load out facility located in Libby, Montana. During 2012 we produced 7.6 million pounds of copper and 1.1 million ounces of silver contained in concentrate at Troy. At December 31, 2012, the estimated proven and probable reserves at Troy were 11.0 million tons grading 1.01 ounces per ton silver and 0.39% copper using a net smelter return cut off of $29.99 per ton.

          We operate Troy through Troy Mine, Inc., a wholly-owned Montana subsidiary of Revett Silver. Troy Mine, Inc. is also the record holder of the patented and unpatented mining claims and fee lands comprising the mine.

          Once mining has ceased and required reclamation is complete, we intend to transfer approximately 394 acres of patented mining claims and approximately 500 acres of fee land associated with Troy Mine to the Revett Foundation, an affiliated not-for profit corporation organized, among other things, to acquire title to these properties and see that they are administered and used as wildlife habitat, corridor linkage and other similar public purposes

          Rock Creek. Rock Creek is a development-stage silver and copper deposit located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana and sixteen air miles southeast of Troy. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, five tunnel site claims, 85 mill site claims and approximately 754 acres of fee land. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only; the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983, patented in 1989, and occupy an area of approximately 1,809 acres.

          We conduct our development activities at Rock Creek through RC Resources Inc., a wholly-owned Montana subsidiary of Revett Silver. RC Resources Inc. is also the record holder of the patented and unpatented mining claims comprising the project; as well as certain fee lands in the immediate area.

          Our proposed development of Rock Creek will occur in several phases. The first phase is a two year evaluation program, estimated to cost between $25 million to $30 million, to define the economic and technical viability of the project. The evaluation program will include the development of an evaluation adit to collect additional technical information on the deposit, perform additional infill drilling to establish and confirm reserve and resource estimates, and conduct geotechnical design studies and bulk sampling of the mineralization for use in metallurgical testing. The evaluation program is subject to receipt of permits and approvals from the various federal and state agencies having jurisdiction over the project. The Company will also be required to satisfy grizzly bear mitigation and reclamation bonding requirements, design and construct a water treatment facility, and upgrade and improve the road leading to the proposed evaluation adit site.

          The permitting process is complex. The Rock Creek deposit is partially located on United States Forest Service (the “Forest Service”) land, within the Kootenai National Forest, and under the Cabinet Mountains Wilderness Area. Consequently, we must comply with a variety of federal and state laws and regulations in order to explore and develop it. These laws and regulations, and the status of our compliance, are summarized in the subsection of this report entitled “Environmental Matters.”

          Other Properties. We also own two unpatented claim groups in nearby areas of Sanders County, the Vermillion River and the Sims Creek properties, which comprise approximately 1,660 acres and are located approximately 25 miles southeast of Rock Creek. Limited drilling was conducted by the previous owner of the Vermillion River claim group. The Sims group is untested. These claims are held by Revett Exploration, Inc., a wholly-owned Montana subsidiary of Revett Silver.

          In addition, we currently own approximately 673 acres of fee land that will be used primarily for mitigation as the Rock Creek project is developed. This land and other current and future holdings that are not essential to our day to day mining operations are or will be held by Revett Holdings, Inc., a wholly-owned Montana subsidiary of Revett Silver. Certain of these lands may later be selected for management under the Revett Foundation according to a best-use philosophy.

          The Copper and Silver Markets. Copper and silver are internationally traded metals whose prices are determined by global economic conditions of supply and demand.

          Historically, copper prices have been volatile. The following table sets forth the average annual prices of copper on the London Metal Exchange since 2008, as reported by the exchange. During this period, average annual copper prices have ranged from a low of $2.34 per pound in 2009 to a high of $4.00 per pound in 2011.

LME Average Cash Official Price (US$/Pound)

2012	2011	2010	2009	2008
3.61	4.00	3.42	2.34	3.15

          We believe copper prices will remain favorable in the long term because of the continued lack of investment in exploration and mine development during the past decade. This has resulted in low to modest growth rates in supplies, compared to increasing consumption rates in the developed economies of North America and Europe, and rapid industrialization and emergence of consumer product markets in countries such as China and India.

          Silver prices are also highly volatile from year to year. The following table illustrates the average annual London Bullion Market Association Silver Fix since 2008. These average annual prices have ranged from a low of $14.38 per ounce in 2009 to a high of $35.11 per ounce in 2011.

London Average Fix (US$/Ounce)

2012	2011	2010	2009	2008
31.15	35.11	20.16	14.38	15.03

          We believe silver prices will remain generally favourable in the long term because of strong demand in the electronics industry and consistent demand from institutions that purchase and hold silver for investment purposes.

          Environmental Matters. All mining companies doing business in the United States are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species in the vicinity of its mining operations. These include permitting or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to ensure water quality and to remediate the lands affected by mining activities once commercial operations have ceased. These laws are administered and enforced by various federal and state agencies operating under parallel statutes and regulations. The principal environmental laws affecting our current and proposed operations at Troy and Rock Creek are set forth below:

          The Federal Clean Water Act and the Montana Water Quality Act. The federal Clean Water Act and the Montana Water Quality Act are the principal water quality laws regulating our operations at Troy and Rock Creek. The federal act imposes limitations on water discharges into waters of the United States, including discharges from point sources such as mine facilities, and is administered by the US Environmental Protection Agency. The Montana act imposes similar limitations on discharges into state waters and is administered by the Montana Department of Environmental Quality (the “DEQ”).

          We are required to post a bond with the DEQ in connection with our proposed evaluation activities at Rock Creek to ensure that our water treatment obligations are funded. We estimate the initial amount of the bond will be approximately $3 million, but that it will increase as Rock Creek is developed. We are also required to obtain a Montana Pollutant Discharge Elimination System (“MPDES”) storm water discharge permit from the DEQ before we can begin phase one development. Our prior discharge permit, a general storm water discharge permit, was successfully challenged by several conservation groups, who contended the DEQ had arbitrarily issued the permit without conducting a non-degradation review. Their argument was ultimately upheld by the Montana Supreme Court in October 2012.

          The Endangered Species Act (“ESA”) requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered or threatened species. ESA’s definition of “species” includes any distinct population segment of any vertebrate fish or wildlife that interbreeds when mature. In order to facilitate the conservation of listed species, ESA establishes an interagency consultation process. When a federal agency proposes an action that “may affect” a listed species, which in the case of Rock Creek includes grizzly bears and bull trout, the Forest Service must provide a “biological assessment” of the effects of the proposed action. Unless the U. S. Fish and Wildlife Service (“USFWS”) determines that the proposed action will have no adverse effect on listed species, it must review all of the information provided by the action agency, as well as any other relevant information, and prepare a “biological opinion” setting forth the effects of the proposed action. In preparing such an opinion, the USFWS must use the best available scientific and economic data to determine whether the proposed action is likely to jeopardize the species, the amount and extent of any incidental “taking” or harm to the species that may result from the action, and whether it should identify any conservation measures to promote the recovery of the listed species. ESA also provides that, once the interagency consultation process has been initiated, neither the federal agency nor the permit or license applicant may make any irreversible commitment of resources with respect to the proposed agency action that would have the effect of foreclosing the formulation or implementation of any reasonable or prudent measures to avoid jeopardizing the listed species.

          In 2001, the Forest Service issued a final environmental impact statement under the National Environmental Policy Act (“NEPA”). In 2003, the Forest Service and the DEQ issued a joint administrative decision approving our proposed plan of operations at Rock Creek. The record of decision was based primarily on our final environmental impact statement and a companion biological opinion issued by the USFWS in 2003 which concluded the proposed mine would not jeopardize the grizzly bear population nor adversely modify critical bull trout habitat. These conclusions were thereafter challenged by several regional and national conservation groups on various ESA-related grounds. In May 2010, a Montana federal district court dismissed the groups’ ESA-related challenges and upheld the biological opinion; this holding was affirmed by the Ninth Circuit Court of Appeals in November 2011. The Montana federal district court also remanded the Forest Service’s final environmental impact statement to the agency, however, finding that it contained several NEPA procedural deficiencies. We are currently collaborating with the Forest Service to develop a supplemental environmental impact statement that will address these deficiencies.

          The Wilderness Act. The federal Wilderness Act of 1964 created a National Wilderness Preservation System composed of federally owned areas designated by Congress as “wilderness areas.” Wilderness is generally defined in the Act as “an area where the earth and its community of life are untrammelled by man, where man himself is a visitor who does not remain.” Once included in the system, the Act requires that these areas be administered by the federal department or agency having prior jurisdiction in the system in such a manner as to preserve their wilderness character and leave them unimpaired for future use and enjoyment as wilderness. The Cabinet Mountains Wilderness Area overlays Rock Creek and was included in the National Wilderness Preservation System in 1964. The Wilderness Act does not affect mineral leasing activities conducted prior to 1983, however it does authorize the Secretary of Agriculture (through the Forest Service) to impose such reasonable stipulations as are necessary to protect the wilderness character of the land for the purposes for which they are leased, permitted or licensed. In the case of Rock Creek, these stipulations have been the focus of legal challenges to the development of the project.

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

          The National Environmental Policy Act and the Montana Environmental Policy Act. NEPA requires all governmental agencies to consider the impact of major federal actions on the human environment. The state act mandates similar considerations with respect to major state actions. Because Rock Creek is located on federal lands, we were required to prepare and file an environmental impact statement outlining the environmental effects of its proposed operations and our plans to limit the effects of Rock Creek’s operations. As noted above, the final environmental impact statement for Rock Creek was issued in 2001, and the Forest Service, the lead government agency on the project, released its record of decision concerning our proposed operating plan in June 2003. The environmental impact statement has been remanded to the Forest Service to address several NEPA procedural deficiencies. We are working with the Forest Service to address these deficiencies.

          The Federal Comprehensive Environmental Response, Compensation and Liability Act and the Montana Metal Mine Reclamation Act. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes clean-up and reclamation obligations stemming from unlawful discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges. The Montana Metal Mine Reclamation Act (“MMRA”) is similar to CERCLA in principle, but focuses principally on the cleanup and reclamation of mining properties and unlawful discharges from mining operations. CERCLA is jointly administered and enforced by the Environmental Protection Agency and the DEQ. The MMRA is administered and enforced by the DEQ.

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

          The National Historic Preservation Act. The federal National Historic Preservation Act directs the Secretary of the U.S. Department of Interior to consider ways to preserve, conserve and encourage the prehistoric, historic, ethnic and folk cultural traditions that underlie and are a living expression of our American heritage. It mandates that federal agencies assess and consider the effects of federal agency actions on traditional cultural properties that have been placed on the National Register of Historic Places.

          Employees. We had 208 full-time employees and one part-time employee at December 31, 2012. Approximately 202 of these employees work at Troy in production and management capacities, and the remainder work in management and administrative capacities at our corporate office. None of our employees are represented by a collective bargaining unit.

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

          Operations at Troy are currently suspended. In mid-December 2012, we suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine. We have installed geophone monitoring devices and are working with the MSHA to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas. We expect to resume operations in the second quarter of 2013. If we are not able to resume operations, we will necessarily have to consider other alternatives. This could have a material and adverse effect on our business and financial condition.

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

          Legal challenges could prevent us from ever developing Rock Creek. Our proposed development of Rock Creek has been challenged by several regional and national conservation groups at various times subsequent to the Forest Service’s initial issuance of a Record of Decision approving our plan of operation in 2003. Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897 and the Administrative Procedural Act. Although we have generally successfully addressed these challenges, we were directed by a federal district court in May 2010 to produce a supplemental EIS to address NEPA procedural deficiencies identified by the court. We cannot predict with any degree of certainty how possible future challenges will be resolved. Rock Creek is potentially the more significant of our two mining assets. New court challenges to the supplemental EIS and a revised Record of Decision may delay us from proceeding with our planned development at Rock Creek. If we are successful in completing the supplemental EIS and defending any challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek.

          Our reclamation liability at Troy Mine could be substantial. Our financial obligations with respect to the reclamation, restoration and closure of Troy are presently covered by a $12.9 million surety bond which includes $6.5 million in a restricted cash account. In late 2012, DEQ and the Forest Service issued a new EIS and Record of Decision pertaining to the Troy Mine reclamation. We do not presently know whether the revised reclamation plan will increase our bonding costs. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production. These factors could result in the imposition of a higher performance bond. Our reclamation liability at Troy Mine is not limited by the amount of the performance bond itself, the bond serves only as security for the payment of these obligations. We would necessarily have to pay for any substantial increase in actual costs over and above the maximum allowed under the bond.

          We presently do not have the financial resources to develop Rock Creek. We may not have sufficient cash to allow us to develop a mine or begin mining operations at Rock Creek should it prove feasible to do so.

          The Rock Creek mineral resources are not equivalent to reserves. This report includes information concerning the estimated size of our mineral resource at Rock Creek. Since no ore has been produced from Rock Creek, these estimates are preliminary in nature. This report also includes information concerning mineral resources at Troy Mine.

Although we believe these amounts are significant, it does not mean the mineral resource can be economically mined. A mineral resource is not equivalent to a commercially mineable ore body or “proven reserves” or “probable reserves” under standards promulgated by the U. S. Securities and Exchange Commission (“SEC”), principally because they are less certain and not necessarily amenable to economic development. We will not be able to determine whether Rock Creek contains a commercially mineable ore body until our evaluation program has been completed and we have obtained a final, economic and technical feasibility study that will include an analysis of the amount of ore that can be economically produced under then-prevailing market conditions. United States investors are cautioned that the terms “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources” are not recognized by the SEC. The estimation of mineral resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. United States investors are cautioned not to assume that mineral resources will ever be converted into reserves.

Item 1B. Unresolved Staff Comments.

          We are an accelerated filer as defined in Rule 12b-2 of the Exchange Act. We had no unresolved staff comments at December 31, 2012.

Item 2. Properties.

          We acquired our interests in Troy and Rock Creek in February 2005 through our acquisition of Revett Silver. Revett Silver, previously acquired Troy and Rock Creek from ASARCO and Kennecott in October 1999 and February 2000. Revett Silver holds Troy through its wholly-owned subsidiary Troy Mine Inc. and it holds Rock Creek through its wholly-owned subsidiary RC Resources Inc. Both properties are located in northwestern Montana. In 2012, we formed two additional subsidiaries of Revett Silver, Revett Exploration Inc., which holds the Sims Creek and Vermillion River mineral exploration claims located in Montana and Revett Holdings Inc., which holds the mitigation lands located in Montana formerly owned by RC Resources Inc.

REVETT SILVER COMPANY – PROPERTIES
Idaho
Montana
TROY MINE INC.
Fee Land 904.33 Ac.
Patented 393.86 Ac.
Total 1298.19 Ac.
24 Patented Claims
510 Unpatented Claims
Noggle Creek – Mitigation Land
REVETT HOLDINGS INC.
Mitigation Land 673.23 Ac.
R C RESOURCES INC.
Fee Land 754.12 Ac.
Pat. Claims 122.97 Ac.
Total 877.09 Ac.
99 Patented Claims
370 Unpatented Claims
85 Unpatented Mill Site Claims
5 Tunnel Site Claims
REVETT SILVER COMPANY 100%
TROY MINE INC.
R C RESOURCES INC.
REVETT EXPLORATION INC.
REVETT HOLDINGS INC.
American Kootenai – Mitigation Land
REVETT EXPLORATION INC.
SIMS CREEK
18 UNPATENTED CLAIMS
360 Ac.
VERMILLION RIVER
65 UNPATENTED CLAIMS
1300 Ac.
Noxon Reservoir
Clark Fork River

          Geology. The geology of the region is characterized by a thick sedimentary sequence, Proterozoic in age, containing four major conformable groups: the Lower Belt, Ravalli, Middle Belt Carbonate and Missoula Groups. The Troy and Rock Creek deposits are found within the Ravalli Group, specifically in the Revett Formation. This formation represents a mature, clastic, metamorphosed sandstone sequence of varying thicknesses with the sulfide mineralization being stratabound and disseminated; minor secondary enriched mineralization also occurs as fracture-fillings. Varying degrees of copper and silver mineralization occurs within favorable beds throughout the Revett Formation (in excess of 2,000 feet thick) as depicted in the following diagram.

          Stratabound Copper-Silver Deposits. Base and precious metals mineralization is associated with sulfide dissemination within selected portions of the Precambrian Belt Supergroup, and more specifically within the Revett Formation. This type of mineralization, referred to as stratabound disseminated copper deposits, results from the migration of metal-bearing solutions through unconsolidated porous sediments prior to or during diagenesis. Considerable research has been undertaken to understand the genesis of these deposits and determine the fundamental controls on ore distribution. All of the deposits are similar and appear to exhibit lateral metal and mineral zoning which were interpreted to derive from primary ore-forming processes.

          Copper-Silver Mineralization. Copper is found primarily in the sulfide minerals bornite and chalcocite, and most often occurs as fine-grained disseminations with concentrations of less than six percent of the total sulfide along fractures, veinlets and bedding planes. The main copper sulfide zones are the chalcocite-chlorite and the bornite-calcite zones. Significant amounts of silver are found in these zones within the copper sulfides and as enriched native silver. The thickness of these zones and their copper and silver grades are generally quite continuous across large areas, while locally there are segments that are thinner or of lower grade. Enveloping the chalcocite-chlorite and bornite-calcite zones are four additional concentric mineral zones that generally have no economic value. The chalcopyrite-ankerite zone is on the proximal side of the ore zones. The other three mineral zones are chalcopyrite-calcite, galena-calcite and pyrite-calcite which are sequentially located on the distal side of the ore zones.

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

          The major land-forming features were created by the Rocky Mountain uplift that was active approximately 60 million years ago, and were subsequently modified by shifts in the earth’s crust, alpine glaciation and alluvial deposits. Topography in the area of the projects has been influenced by Pleistocene-age glaciation. In the northern part of the project area, Pleistocene alpine glaciers carved the landscape into a series of cirques, and horns characterized by nearly vertical cliffs, ledges, steep colluvial slopes and talus fields. Pleistocene-age glaciation scoured some lower elevation areas and created a veneer of glacial deposits. Glacial lake bed deposit, silt and clay accumulations approximately 1,000 feet in thickness were deposited in the low-elevation drainages.

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

          Rock Creek is located in Sanders County, Montana, approximately fivc miles northeast of the town of Noxon. Thompson Falls, the county seat, is located approximately 37 miles southeast of Noxon along Montana Highway 200. An active railway line parallels Highway 200 and would connect directly to a copper-silver concentrate load out facility at the project site. Electrical service is available throughout the area including a high voltage power line which passes through the project area. Rock Creek is ideally situated from an infrastructure standpoint as all major services (power, highway, rail and water) are available within four miles of the planned project site.

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

          Development History. The assets of the Company have a history dating back to 1963 when Bear Creek Mining Company, then a subsidiary of Kennecott Copper Corp. (“Kennecott”), itself now a subsidiary of Rio Tinto PLC, discovered stratabound copper and silver mineralization in the Cabinet Mountains of northwestern Montana. Over the next two decades, extensive exploration activity delineated both the Troy and Rock Creek deposits. The Troy and Rock Creek deposits share many similarities in geology, geochemistry, and physiology.

          In 1973, ASARCO leased the Troy project from Kennecott and began permitting and development at Troy. Production commenced in August 1981 and continued until April 1993, when operations were placed on care and maintenance due mainly to low metal prices. During the twelve year period of production, Troy produced approximately 4.0 million ounces of silver and 34 million pounds of copper per year. A total of 44.4 million ounces of silver and 389.9 million pounds of copper were produced during this period. The mine and plant improvements were owned by ASARCO with Kennecott retaining a 25% net profits interest.

          ASARCO also acquired the Rock Creek claims from Kennecott in 1973 and commenced an exploration program comprising 121 boreholes. According to a final exploration report prepared by ASARCO in 1989, the Rock Creek deposit contained a mineral resource estimated at 143.76 million tons grading an average of 0.68% copper and 1.65 ounces of silver per ton using a polygonal method.

          In 1982 and 1983, U.S. Borax and Chemical Corporation, also now a subsidiary of Rio Tinto PLC (“U.S. Borax”), explored the lateral extensions of Rock Creek deposit on adjacent claims. In 1984 U.S. Borax estimated the mineral inventory of 48 million tons grading 0.54% Cu and 1.66 opt Ag in three satellite zones (the “Adjacent Properties”) using a polygonal methodology. This mineral inventory and methodology has not been audited. Revett Silver acquired these Adjacent Properties in 2000 as part of the Kennecott transaction.

          Revett Silver subsequently acquired the mineral rights to two other exploration stage stratabound copper/silver prospects located south of, and on trend with Rock Creek, these being the Vermilion River and Sims Creek projects.

          In 2010 we acquired a total 152 unpatented claims from Kennecott through our Troy Mine, Inc. second tier subsidiary. These claims are located east and north of Troy and expand our claim holdings by approximately 3,000 acres, providing important new ground for exploration that could potentially extend the life of the mine.

          In 2011 we acquired eight unpatented claims, known as the JE claims, and staked an additional 200 unpatented claims, known as the Lost Girl claims through our RC Resources Inc. second tier subsidiary. These claims are located northwest of Rock Creek and expand our property position in the vicinity by approximately 4,000 acres.

          Troy Mine. Troy is an underground “room and pillar” silver and copper mine with a conventional flotation mill located in Lincoln County, Montana. ASARCO developed the mine in 1980 and 1981, at a cost of approximately $100 million. Troy comprises 24 patented lode-mining claims and approximately 510 unpatented lode-mining claims. We re-opened Troy in December 2004 at a cost of approximately $8 million and have operated it since then. Copper concentrate high in silver content is shipped by rail from a load out facility in Libby, Montana under a renewable long term contract. The Troy concentrates typically contain 35% to 40% copper and 80 to 120 troy ounces of silver per ton. The Troy concentrates are considered high grade and clean with no deleterious elements.

          The Troy Deposit. Economically significant mineralization occurs at Troy within a number of distinct stratigraphically adjacent quartzite sub-units. The Upper, Middle and Lower Quartzites are located within the Upper Member of the Revett Formation and the “A”, “C” and “I” Beds are contained in the Lower Member of the Revett Formation. In plan view, the stratiform deposit measures approximately 7,500 feet by 1,800 feet. In the vicinity of the mine, the stratigraphy is generally flat with a shallow dip of four degrees (7% grade). There are two styles of faults in the mine area. Northwest trending faults are brittle-ductile structures with common clay gouge as exemplified by the East Fault. The East Fault displays a close spatial relationship with the copper-silver mineralization. The second type of faults are late brittle and generally open faults with sandy infill, as typified by the Cross Fault which separates the north and south ore bodies. These faults trend east northeast to east southeast and have steep southerly dips. These faults are late structures offsetting the mineralized sedimentary units. The Cross Fault also offsets the East Fault.

          The Troy deposit has been subdivided into three separate mining areas; the North Ore Body, South Ore Body and the East Ore Body, delineated primarily by the Cross Fault and the East Fault, which dissect the mineralized quartzite sub-units. The main mining quartzite sub-unit has been the middle quartzite which averages approximately sixty feet thick. The Lower and Middle Quartzite sub-units are mined in the North Ore Body and South Ore Body, and the Lower and Middle Quartzite while the Middle and Upper Quartzite sub-units are mined in the East Ore Body. Both the A Beds and the C Beds are mined in the South Ore Body. No economic copper and silver mineralization is delineated in the Upper Quartzite sub-unit west of the East Fault, nor in the Lower Quartzite sub-unit east of the East Fault which is the eastern boundary of the North Ore Body and the South Ore Body. The South Fault delineates the southern margin of the South Ore Body. None of the other lateral ore boundaries represent hard geological boundaries.

Troy Reserve Estimates (December 31, 2012)

			Ag Grade	Cu Grade	Contained	Contained
Category	Area	Million Tons	(Opt)	(%)	Ag (Moz)	Cu (Mlbs)
Proven Reserves	North Ore Body	1.38	1.42	0.70	1.95	19.30
	South Ore Body	0.60	1.55	0.81	0.94	9.72
	East Ore Body	0.08	1.26	0.63	0.09	0.95
	Lower Revett - A Bed	0.00	0.00	0.00	0.00	0.00
	Lower Revett - C Bed	0.09	1.54	0.66	0.14	1.19
	Lower Revett - I Bed	0.00	0.00	0.00	0.00	0.00
Total	Proven Reserves	2.14	1.46	0.73	3.12	31.17
Probable Reserves	North Ore Body	0.36	0.62	0.33	0.23	2.36
	South Ore Body	0.00	0.00	0.00	0.00	0.00
	East Ore Body	0.90	1.39	0.60	1.25	10.89
	Lower Revett - A Bed	0.60	0.88	0.26	0.53	3.13
	Lower Revett - C Bed	0.39	0.95	0.31	0.37	2.43
	Lower Revett - I Bed	6.66	0.85	0.28	5.64	36.96
Total	Probable Reserves	8.93	0.90	0.31	8.02	55.77
Proven & Probable	North Ore Body	1.74	1.25	0.62	2.18	21.67
	South Ore Body	0.60	1.55	0.81	0.94	9.72
	East Ore Body	0.98	1.38	0.61	1.35	11.84
	Lower Revett - A Bed	0.60	0.88	0.26	0.53	3.13
	Lower Revett - C Bed	0.48	1.06	0.37	0.51	3.62
	Lower Revett - I Bed	6.66	0.85	0.28	5.64	36.96
Total	Proven & Probable Reserves	11.07	1.01	0.39	11.14	86.94

          The following key factors were used in determining the foregoing reserves:

Key Factors / Parameters	Silver	Copper	Other/Total
Metal Prices (prior 3 year averages)	$28.83	$3.67
NSR Cutoff (Incl. Royalty)			$29.99 / Ton
Mining Recovery			100%
Dilution (Incl. Reserve Calc.)			0%
Metallurgical Recoveries – LOM Avg.	85.86%	84.18%

[The balance of this page has been intentionally left blank.]

Troy Resources Estimate (December 31, 2012)

Category	Area	Million Tons	Ag Grade (Opt)	Cu Grade (%)
Measured Resource	North Ore Body	27.76	1.32	0.66
	South Ore Body	17.65	1.40	0.69
	East Ore Body	3.15	1.13	0.52
	Lower Revett - A Bed	0.78	0.84	0.27
	Lower Revett - C Bed	1.36	1.41	0.60
	Lower Revett - I Bed	0.00	0.00	0.00
Total Measured Resource	Total	50.69	1.33	0.65
Indicated Resource	North Ore Body	0.54	0.62	0.33
	South Ore Body	2.62	0.96	0.27
	East Ore Body	2.73	1.34	0.61
	Lower Revett - A Bed	0.39	0.84	0.27
	Lower Revett - C Bed	0.59	0.95	0.31
	Lower Revett - I Bed	10.00	0.85	0.28
Total Indicated Resource	Total	16.88	0.94	0.33
Measured & Indicated	North Ore Body	28.30	1.31	0.65
	South Ore Body	20.28	1.35	0.63
	East Ore Body	5.88	1.23	0.56
	Lower Revett - A Bed	1.17	0.84	0.27
	Lower Revett - C Bed	1.95	1.27	0.51
	Lower Revett - I Bed	11.50	0.83	0.28
Total Measured & Indicated	Total	67.57	1.24	0.57

Total Inferred (Troy Property)	Lower Revett – I Bed	1.50	0.71	0.30

(Pillars Incl. in Meas. & Ind.)	Total	(49.31)	(1.33)	(0.65)

Total Inferred (JF Property)[1]	Lower Revett – I Bed	11.00	1.40	0.40

1) Resources listed for the JF Property are a historical estimate within the meaning of National Instrument 43-101 of Canadian Securities Administrators (“NI 43-101”) and are based upon a 1992 ASARCO internal report of “11 million tons grading 0.40% Cu and 1.40 opt Ag”. The ASARCO report was prepared before the adoption of NI 43-101 and uses categories other than the ones set out in section 1.2 of NI 43-101. We consider it to be relevant, even though no “Qualified Person”, within the meaning of NI 43-101 has done sufficient work to classify the historical estimate as current mineral resources. We do not treat ASARCO’s historical estimate as current mineral resources and will not do so unless and until we have undertaken additional steps to validate ASARCO’s drilling data either by re-assaying the prior drill core or by supplementing it with new drilling data.

          The JF property consists of an unpatented claim group located approximately one mile south of Troy Mine. ASARCO conducted a limited drilling program on the property over 20 years ago, consisting of twelve diamond drill holes totaling 12,183 feet and three smaller holes that tested the mineralization out cropping totaling 752 feet. The drill hole spacing ranged from 250 to 700 feet, and revealed copper-silver mineralization in a flat lying north-south trending zone approximately 800 feet wide and approximately one mile long, with an estimated average thickness of 27 feet. The JF deposit remains open on its east, west, and south margins.

          Our reserve and mineral resource estimates were calculated by Larry Erickson, P. Eng., an employee of the Company. Reserve and mineral resource estimates conform to Canadian Standards on Mineral Resources and Mineral Reserves Definitions and Guidelines (“CIM Guidelines”) and NI 43-101 requirements. A ”mineral reserve” is the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined. Mineral resource has been subdivided into “measured and indicated” and “inferred” classifications, and mineral reserve has been subdivided into “proven and probable” classifications following the CIM Guidelines. United States investors are cautioned that while the terms “measured mineral resources” and “indicated mineral resources” are recognized by Canadian regulations, the terms are not recognized by the SEC. The SEC describes the equivalent as “mineralized material”. The estimation of mineral resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. United States investors are cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves. United States investors are also cautioned that while the term “inferred mineral resources” is recognized and required by Canadian regulations, it is not recognized by the SEC. The estimation of inferred mineral resources involves a great amount of uncertainty as to their existence and economic feasibility. United States investors are cautioned not to assume that any part or all of the mineral resources will ever deemed to be mineral reserves.

          Operations. Since recommencing commercial operations in early 2005, we have produced ore at the rate of approximately 3,500 to 4,000 tons per day. The majority of our mine plan is focused on the remaining 30 to 40 foot thick East Ore Body, Lower Quartzites, A Bed, C Bed and I Bed areas.

Troy Mine Production							Total
		2008	2009	2010	2011	2012	2008-12
Mill Production (tons)(000’s)		1,307	1,337	1,363	1,417	1,195	6,619
Grades	- Ag (opt)	1.00	1.00	0.87	1.07	1.08	1.01
	- Cu (%)	0.43%	0.39%	0.40%	0.46%	0.38%	0.42%
Recovery	- Ag (%)	89.8%	84.7%	85.0%	84.9%	86.1%	86.1%
	- Cu (%)	87.5%	83.2%	81.2%	82.0%	82.5%	83.28%
Production	- Ag (oz)	1,179	1,135	1,008	1,291	1,206	5,819
	- Cu (lbs)	9,791	8,624	8,794	10,651	8,564	46,424
Cash cost ($/st)		$ 30.88	$ 23.13	$ 24.83	$ 30.52	$ 34.59	$28.78

Note: Cash costs are given in dollars per short ton and include all direct site costs, treatment, freight, refining and royalty costs. Cash cost per ton is a non-GAAP measure, however we consider it to be a well understood and widely used performance benchmark in the mining industry.

          Our production rate in 2012 was hampered by difficult ground conditions inside the mine and unusually high inflow of water in the spring. In mid-December 2012, we suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine. We have installed geophone monitoring devices and are working with MSHA to inspect and develop alternate travel and haulage routes that bypass the affected areas of the mine. We expect to resume operations in the second quarter of 2013.

          Ongoing Troy Exploration. We have been exploring beneath and adjacent to the current workings at Troy Mine for the past several drilling seasons. Our primary target has been stratabound copper/silver mineralization located in the I-Beds of the Lower Revett Formation, approximately 1,200 feet stratagraphically below the main ore body at the mine. ASARCO had initially identified mineralization in these beds during drill programs in the 1980s but did not follow up with subsequent drilling as metal prices began to fall in the early 1990s.

          Since the Rock Creek Project is hosted in the upper quartzite units of the Lower Revett Formation, specifically the A, C, E & G-Beds, we believe the potential for ore grade mineralization exists in these and other beds. Our drilling not only confirmed mineralization in the I-Beds but also resulted in the discovery of mineable reserves hosted in the I Beds, C Beds and A Beds directly beneath the current workings. We also plan to continue development of access to the I Bed area in 2013. This access development is expected to take approximately 24 months to complete. Drilling targeting expansion of the I Beds and other areas will continue in the 2013 drilling program.

Generalized Cross-Section of the Troy Mine Area Looking East

          In addition to the I-Bed mineralization beneath the current Troy workings, ASARCO discovered and delineated the JF copper/silver deposit to the south of the mine. ASARCO reported a mineral reserve of 11 million tons grading 1.4 ounces per ton of silver and 0.4% copper. We completed the first phase of drilling and re-assaying of existing core from the ASARCO drill program on the JF property in 2011 and plan to continue a confirmatory drill program on the area between Troy Mine and JF as well as the JF deposit area in 2013. Although the re-assaying of existing core confirmed ASARCO results on the JF property, due to down-hole deviation, the four angle holes drilled in 2012 did not reach the area of mineralization.

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

          Mine Reclamation Plan. We have posted a performance bond to help meet our reclamation and remediation obligations at Troy once mining operations are concluded. The amount of the bond was $12.9 million as of December 31, 2012, which included $6.5 million in a restricted cash account. A revised reclamation plan was issued by DEQ and the Forest Service during the second half of 2012. In 2012, the estimated end of the operating life of Troy was extended from 2019 to 2020 and the Company’s estimated final reclamation costs changed due to the new Troy reclamation requirements issued by the regulatory agencies. This resulted in a decrease of the reclamation and remediation liability of $3.0 million for 2012 with a corresponding decrease to operating costs because the associated asset retirement obligation asset had a zero balance. That said, the revised reclamation bonding requirements have yet been issued and may be higher than current levels. At December 31, 2012, we had accrued $5.6 million liability relating to our reclamation and remediation obligations at Troy.

          Rock Creek. Rock Creek is a large development-stage stratabound copper and silver deposit located in Sanders County, Montana. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, 5 tunnel site claims and 85 mill site claims. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only and the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983 and occupy an area of approximately 1,809 acres. All of the Rock Creek mining claims are in good standing. The project also includes approximately 754 acres of fee land associated with project facilities.

          The project is approximately sixteen air miles or 45 road miles southeast from the Troy Mine. While the ore body lies predominantly under the Cabinet Mountain Wilderness Area, we will access it and conduct mining operations from outside the area through one or more adits or tunnels. The project development plan will be very similar to that used at Troy Mine. Preliminary designs for Rock Creek contemplate operations at a rate of 10,000 tpd, producing on average fifty-two million pounds of copper and six million ounces of silver per year.

          The Rock Creek Deposit. The stratigraphy in the vicinity of the Rock Creek Project is nearly identical to that found at the nearby Troy Mine. Bedrock exposed in the area consists primarily of the Revett and St. Regis Formations. In this area, Belt Supergroup rocks are gently folded and cut by several northwest-trending faults. In the vicinity of the deposit, two faults, the Copper Lake and Moran Faults, subdivide the deposit into three segments: The Chicago Peak, St. Paul and North Basin blocks. The more significant portion of the Rock Creek deposit forms an oblong body measuring at least 16,000 feet along the long axis by 7,200 feet along the short axis. The long axis of the copper and silver mineralization is generally oriented along the north-south direction. The copper and silver mineralization occurs within an anticlinal structure, plunging slightly to the northwest. The copper and silver mineralization occurs between elevations of 4,300 and 6,000 feet above mean sea level. Mineralization occurs primarily within quartzite units of the Lower Member of the Revett Formation and subordinately within siltite and argillite sub-units of the lower and middle Revett Formation. The Lower Member of the Revett has been locally subdivided into the same individual units as Troy named the “A” through “I” Quartzite Beds (from top to bottom). The bulk of the mineralization is confined to one layer, but locally there may be up to four vertically stacked, potentially minable layers. The copper and silver mineralization ranges in thickness from 6 feet up to a maximum of 235 feet, near the Copper Lake Fault. The average thickness is approximately 27 feet.

Rock Creek Resource Estimates (2004)

Resources (1)	Area	Tons (M tons)(2)	Ag Grade (Opt)	Cu Grade (%)	Contained Ag (Moz)	Contained Cu (Mlbs)
Inferred	Chicago Block	78.0	1.45	0.65	113.0	1,025.0
	St. Paul Block	48.0	2.10	0.92	101.0	883.0
	North Basin Block	10.0	1.50	0.57	15.0	114.0
Total Inferred		136.0	1.67	0.72	229.0	2,022.0
1.	Mineral Resources have been categorized in accordance with the classifications defined by the CIM.

2.

The estimated mineral resources are based upon a technical report (the “ Rock Creek Report”) dated May 7, 2004, amended as of January 27, 2005, prepared by SRK Consulting, Toronto in accordance with NI 43-101. The estimates were prepared and are based upon a cut-off grade of U.S.$ 10.00 net smelter return per ton calculated at US$ 7.00/oz Ag and US$1.00/lb Cu.

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

1)

Resources listed for the Adjacent Properties at Rock Creek are a “historical estimate” within the meaning of NI 43-101 and are based upon a 1984, U.S. Borax internal report titled an “Economic Analysis of the Rock Peak Project” by W. McGregor & M.D. Regan. This historical mineral resource estimate was prepared before the adoption of NI 43-101 and uses categories other than the ones set out in section 1.2 of NI 43-101. We consider it relevant even though no ”qualified person” within the meaning of NI 43-101 has done sufficient work to classify the historical estimate as current mineral resources. We do not treat U.S. Borax’s historical estimate as current mineral resources and will not do so unless and until we have undertaken additional steps to validate U.S. Borax’s drilling data either by re-assaying the prior drill core or by supplementing it with new drilling data. Consequently, you should not rely upon U.S. Borax’s historical estimate.

          Permitting History and Status. As previously noted in this report, DEQ and the Forest Service jointly issued a Record of Decision in June 2003 approving our proposed plan of operation at Rock Creek. The Record of Decision was based on the final EIS issued in 2001 and a non-jeopardy Biological Opinion issued by the USFWS in May 2003. The final EIS followed six years of public and inter-agency review and comment with subsequent project development modifications and mitigations, as required under NEPA. The Record of Decision was challenged by a number of national and regional conservation groups, and in May 2010 both the Record of Decision and final EIS were remanded back to the Forest Service by the federal district court for completion of a supplemental EIS to address specified NEPA deficiencies. All challenges to the Biological Opinion were dismissed by the federal district court, a decision that was subsequently upheld by the Ninth Circuit Court of Appeals in November 2011.

          Project Development. We have constructed an office and core storage building at the Rock Creek site. Once we receive all of the necessary permits, we will install remaining infrastructure (including improvements to the access road, power transmission and a water treatment facility) and construct an adit approximately 7,000 feet long to gain access into the deposit. After mineralization is reached (at approximately 3,500 feet), we will collect data to support a full technical and economic feasibility study. This process is expected to take approximately two years and will include both direct development in mineralization and an infill drilling program with a view to establishing proven and probable reserves within a portion of the ore body.

          Assuming the feasibility study is positive, and financing is available, we will then commence construction of the 10,000 tons per day mine and process facility. The longest lead time item will be the development of two parallel adits (approximately 15,500 feet) driven uphill at a 10% grade into the deposit; one for conveyor haulage out of the mine and the other for services and access for men and materials. Other underground construction in waste rock (such as the installation of primary crushing facilities) will be relatively limited since mine development for ore haulage will largely be confined to the ore zone. The processing plant and surface infrastructure will use conventional technology and will be based on the experience we have gained from operating the Troy processing plant. Construction, including development of the service and conveyor adits, is estimated to take about three years.

Item 3. Legal Proceedings.

          We are currently not a party to any pending or threatened legal proceedings.

Item 4. Mine Safety Disclosure.

          Our operations at the Troy Mine are subject to health, safety and other standards imposed under the Federal Mine Safety and Health Act of 1977 (“FMSHA”) and regulations promulgated thereunder. FMSHA is administered by MSHA.

          During the year ended December 31, 2012, MSHA issued 38 citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties of $48,619 for the violations.

          There were no mining fatalities at the Troy Mine during the year ended December 31, 2012, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the year alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not issue any order pursuant to Section 104(b) of FMSHA. There were three imminent danger orders issued under Section 107(a) of FMSHA during the year.

          We are a party to nine pending appeals before the Federal Mine Health Safety Review Commission as of December 31, 2012, of which seven actions are contests of proposed penalties and two are pre-penalty notices of contest.

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessme nts Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violations Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24-01467	38	0	6	0	3	$48,619	0	No	No	9	8	6

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

          Market Information. The following table sets forth the high and low closing prices per share, denominated in United States dollars, for our common stock for each quarter of 2012, 2011 and 2010 as reported on the Toronto Stock Exchange and the New York Stock Exchange Market Division. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions.

	2012		2011
	Low	High	Low	High
First Quarter	$4.15	$4.94	$3.62	$5.76
Second Quarter	$3.15	$4.23	$3.63	$6.13
Third Quarter	$2.90	$3.81	$3.68	$5.22
Fourth Quarter	$2.74	$3.77	$3.42	$5.39
	2010
	Low	High
First Quarter	$1.52	$2.52
Second Quarter	$1.36	$2.01
Third Quarter	$1.28	$2.54
Fourth Quarter	$2.11	$4.90

          Shareholders. The Company had 58 shareholders of record as of March 11, 2013.

          Dividends. The Company has not declared or paid any cash or stock dividends on its common stock since inception, and does not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

          Securities Authorized for Issuance under Equity Incentive Plans. The following table sets forth information as of March 11, 2013 concerning securities authorized for issuance pursuant to our equity compensation plans.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation plans
	outstanding options, warrants,	price of outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants, and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,515,438	$3.20	2,623,539

          Sales of Unregistered Securities. Revett Minerals sold the following securities during the past three years without registering them under the Securities Act:

  On January 13, 2010, Revett Minerals issued 722,780 common shares to Silver Wheaton Inc. in a private placement for Cdn$1.60 per share or gross proceeds of Cdn$1.2 million. We offered and sold these securities in reliance on Regulation S adopted under the Securities Act.

  In March 2010, Revett Minerals issued 166,836 common shares to settle accrued payables to employees and a director in the amount of $0.4 million. We offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  In August 2010, Revett Minerals issued 2,908,545 units for net proceed of $3.9 million. Each unit consisted of one common share and one-half of a warrant, with each whole warrant exercisable into one common share at Cdn$1.75 per share, exercisable until August 24, 2013. Revett Minerals also issued 8,281 warrants and paid $0.02 million cash as a finder’s fee. We offered and sold these securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. It offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the Securities Act.

  During the year ended December 31, 2010, Revett Minerals issued 691,500 common shares upon the exercise of stock options previously granted to employees and consultants, resulting in gross proceeds of $0.5 million. We offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  During the year ended December 31, 2010, Revett Minerals issued 3,492,500 common shares upon the exercise of a like amount of warrants, resulting in proceeds of $2.7 million. Of this amount, $2.0 million was used to fully repay a note payable. We offered and sold these securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. We offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the
  Securities Act.

  In March 2011, Revett Minerals issued 13,052 common shares to directors in the amount of $0.1 million. We offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  In March 2011, Revett Minerals issued 275,000 common shares to purchase a royalty interest on the Rock Creek project. The fair value of the shares issued was $1.2 million. Revett Minerals offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  During the year ended December 31, 2011, Revett Minerals issued 405,000 common shares upon the exercise of stock options previously granted to employees and consultants, resulting in gross proceeds of $0.6 million. We offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  During the year ended December 31, 2011, Revett Minerals issued 248,280 common shares upon the exercise of a like amount of warrants, resulting in proceeds of $0.5 million. We offered and sold these securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. We offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the Securities Act.

  In April 2012, Revett Minerals issued 20,335 common shares to directors in the amount of $0.1 million. We offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  During the year ended December 31, 2012, Revett Minerals issued 72,000 common shares upon the exercise of stock options previously granted to employees and consultants, resulting in gross proceeds of $0.1 million. We offered and sold these securities in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

  During the year ended December 31, 2012, Revett Minerals issued 280,836 common shares upon the exercise of a like amount of warrants, resulting in cash proceeds of $0.4 million. We offered and sold these securities to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. We offered and sold the securities to persons residing outside the United States in reliance on Regulation S adopted under the Securities Act.

          Repurchases of Equity Securities by the Registrant or Affiliated Purchasers. Neither the Company nor any of its affiliates repurchased any equity securities of the Company in any month during the fiscal year ended December 31, 2012.

Item 6. Selected Financial Data.

          Selected Historical Financial Data. The following tables set forth Revett Minerals’ selected historical financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The year-end financial data has been derived from our consolidated audited financial statements, and should be read in conjunction with the Management’s Discussion and Analysis section of this report and our audited consolidated financial statements and the notes thereto.

	As at December 31
	(expressed in thousands of dollars)
	2012	2011	2010	2009	2008
Balance Sheet Data:
Current assets	$34,785	$35,449	$16,385	$7,779	$5,992
Property, plant and equipment	64,357	57,602	57,444	56,086	63,228
Restricted cash	6,533	6,519	6,498	6,633	7,597
Other assets	2,295	3,780	931	1,370	1,125
Total assets	$107,970	$103,350	$81,258	$71,868	$77,942

Current liabilities	$6,268	$7,621	$5,737	$8,382	$10,470
Long-term debt	1,289	408	768	2,572	579
Reclamation and remediation liability	5,598	7,955	7,946	8,166	7,526
Warrant derivative liability	93	1,170	5,876	-	-
Deferred income taxes	5,942	3,943	-	-	5,917
Temporary equity	-	-	676	676	1,076
Total liabilities	$19,190	$21,097	$21,003	$19,796	$25,568
Non-controlling interest	-	-	-	-	5,253
Shareholders' equity	88,780	82,253	60,255	52,072	47,121
Total liabilities and shareholders’ equity	$107,970	$103,350	$81,258	$71,868	$77,942

	For the Years Ended December 31,
	(expressed in thousands of dollars, except share and per share amounts)
	2012	2011	2010	2009	2008
Income Statement Data:
Revenue	$59,211	$70,111	$47,004	$33,092	$39,487

Cost of sales	42,541	42,262	34,385	32,115	40,727
Depreciation and depletion	2,645	2,519	2,642	2,686	1,864
Exploration and Development	3,956	1,752	702	343	2,120
General and administrative	6,781	7,055	4,044	2,833	5,578
Gain on change in reclamation liability	(3,032)	(666)	-	-	-
Accretion of reclamation	675	675	694	640	590
Total expenses	$53,566	$53,597	$42,467	$38,617	$50,879

Other income (expenses):	239	1,487	(5,118)	(386)	(674)
Income (loss) before income taxes
and non-controlling interest	5,884	18,001	(581)	(5,911)	(12,066)
Net income (loss) for the period	4,085	13,496	(614)	(3,673)	(6,690)
Deficit, beginning of period	(2,494)	(14,777)	(14,163)	(10,490)	(3,800)
Retained Earnings (Deficit)	$1,591	$(2,494)	$(14,777)	$(14,163)	$(10,490)

Per Share Data:
Basic income (loss) per share	$0.12	$0.36	$(0.02)	$(0.15)	$(0.45)
Fully diluted income (loss) per share	$0.10 $	0.31	$(0.02)	$(0.15)	$(0.45)

Weighted average number of shares
Outstanding - Basic	34,315,008	33,803,368	27,928,475	21,260,952	14,996,511
- Fully diluted	35,316,954	35,257,668	27,928,475	21,260,952	14,996,511
Dividends paid during the period	-	-	-	-	-

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operation.

          Explanatory Note: The following discussion of our financial condition and results of operation should be read in conjunction with our consolidated audited financial statements as of December 31, 2012 and 2011 and the years ended December 31, 2012, 2011 and 2010, which include the accounts of Revett Minerals and its wholly-owned subsidiary, Revett Silver, and the accounts of Revett Silver’s wholly owned subsidiaries, Troy Mine, Inc., RC Resources Inc., Revett Exploration, Inc., and Revett Holdings, Inc. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

          Overview. Our principal mining properties are Troy and Rock Creek. Revett Silver acquired these properties from ASARCO and Kennecott in 1999 and 2000 at a total cost of approximately $25 million. Troy was kept on care and maintenance from 1999 until 2004 and was reopened in late 2004. Commercial production recommenced in January 2005. Troy is an underground silver and copper mine located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy. Rock Creek is a large exploration-stage silver and copper property located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana. Permitting of Rock Creek and other corporate activities have been funded in recent years primarily from cash flow from Troy operations, along with proceeds received from sales of our common stock.

          Our goals are to operate Troy safely and profitability, and successfully develop Rock Creek. As previously noted in this report, we suspended underground mining operations at Troy in mid-December 2012 because of unstable and unsafe ground conditions within the mine. We expect to resume operations in the second quarter of 2013 using travel and haulage routes that bypass the affected areas of the mine. If we are unable to resume timely production, we will necessarily have to consider other alternatives. While we believe we can successfully develop Rock Creek, putting it into production if it is economical to do so presents formidable challenges. Consequently, we cannot give an assurance that Rock Creek can be successfully developed.

          Results of Operations.

          Comparison of Years Ended December 31, 2012 and 2011. During 2012 the most significant events affecting our financial performance were reductions in mill throughput at Troy as a result of having limited access to certain areas of the mine (due to unusually high spring water runoffs) and the suspension of mining activities late in the fourth quarter because of unstable and unsafe ground conditions. The changes in our financial performance over these two periods are summarized below:

  Our revenues decreased in 2012 because of lower production and a lower price of copper and silver as compared to 2011. For 2012, the average price of copper was $3.61 per pound ($4.00 in 2011) and the average price of silver was $31.15 per ounce ($35.11 in 2011). This unfavorable pricing variance, coupled with a 28% decrease in payable copper production and a 11% decrease in payable silver production resulted in a 16% decrease in revenues for 2012 as compared to 2011.

  Our cost of goods sold during 2012 increased by $0.3 million to $42.5 million, a 1% increase when compared to 2011. The increase in cost of goods sold is primarily the result of higher bio-diesel fuel prices, increased labor costs and higher repairs and maintenance costs.

  The gain on change in reclamation estimate is a result of two factors: An increase in the Troy mine life (from 2019 to 2020) due to increasing the ore reserves during 2012, and changes made to the reclamation requirements by the regulatory agencies in 2012. The most significant change made to the reclamation requirements is that we are no longer required to build and operate a water treatment plant. As a result, we recorded a reduction to the estimated remediation liability from $8.0 million as of December 31, 2011 to $5.6 million as of December 31, 2012. We recognized a $ 3.0 million gain since the related ARO asset had already been fully depreciated.

  Other expenses recorded during the year included the non-cash accretion for reclamation and remediation liability of $0.7 million (unchanged from 2011), exploration and development expenditures at Troy and Rock Creek of $4.0 million (compared to $1.8 million in 2011), and a $0.6 million gain (compared to $1.3 million gain in 2011) reflecting the change in fair value of the warrant derivatives recognized during the year.

  Troy produced 7,555,215 pounds of copper in concentrate and 1,112,089 ounces of silver in concentrate in 2012 compared to 10,651,495 pounds of copper in concentrate and 1,291,009 ounces of silver in concentrate in 2011. Lower copper and silver production in 2012 is a result of a 16% decrease in mill throughput and lower copper grades.

  Milling throughput at Troy for 2012 was 1,194,871 tons of ore (3,588 tons per day). Metal grades for copper during the year were lower due primarily to decreased production in the C Bed mine area.

  The 21% increase in administration costs in 2012 was due primarily to higher ongoing legal fees, increased donations for NW Montana organizations and increased emphasis in investor/shareholders relations.

The following table compares our key operating statistics for the year ended December 31, 2012 compared to the same periods in 2011 and 2010:

Years Ended
Item	December 31, 2012	December 31, 2011	December 31, 2010
Tons milled	1,194,871	1,416,572	1,362,890
Tons milled per day	3,588	3,957	3,807
Copper grade	0.38 percent	0.46 percent	0.40 percent
Copper recovery	82.53 percent	82.02 percent	81.16 percent
Copper production	7,555,215 pounds	10,651,495 pounds	8,794,445 pounds
Copper sold (payable)	7,304,096 pounds	10,157,018 pounds	8,499,831 pounds
Silver grade	1.08 ounces per ton	1.07 ounces per ton	0.87 ounces per ton
Silver recovery	86.08 percent	84.85 percent	85.05 percent
Silver production	1,112,089 ounces	1,291,009 ounces	1,008,089 ounces
Silver sold (payable)	1,010,752 ounces	1,136,843 ounces	927,442 ounces

Expenses pertaining to Rock Creek totaled $2.3 million during the year ended December 31, 2012 ($0.8 million in 2011), and were comprised of legal fees of approximately $0.2 million; consulting fees of approximately $1.8 million; and public relations and miscellaneous expenditures of approximately $0.3 million including funding of ongoing grizzly bear mitigation programs.

Comparison of Years Ended December 31, 2011 and 2010. During 2011 the most significant events affecting our financial performance was the increase in the price of copper and silver, and higher metals production. Metal prices will continue to be the most significant factor influencing our operations going forward. The following are highlights of the changes over these two periods:

  Our revenues increased in 2011 because of higher production and a significant increase in the price of copper and silver as compared to 2010. For 2011, the average price of copper was $4.00 per pound ($3.42 in 2010) and the average price of silver was $35.11 per ounce ($20.16 in 2010). This favorable pricing variance, coupled with a 21% increase in payable copper production and a 28% increase in payable silver production due to higher throughput and ore grades, resulted in a 49% increase in revenues for 2011 as compared to 2010.

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

  Mill throughput at Troy for 2011 was 1,416,572 tons of ore (3,957 tons per day), which was approximately 4% higher than 2010. Metal grades for silver and copper during the year were higher due primarily to increased production in the C Bed mine area.

  The 25% increase in administration costs in 2011 was due primarily to fees and costs related to obtaining a listing on a major US stock exchange, higher ongoing legal fees, increased donations to northwest Montana charitable and community organizations, and increased emphasis on our investor and shareholders relations.

          Liquidity and Capital Resources.

          Our liquidity position is directly related to the level of concentrate production, the cost of this production and the provisional and final prices received for the copper and silver in concentrate that is sold. During 2012, commodity prices in general decreased and copper/silver prices in particular decreased by 10% for copper and 11% for silver. At December 31, 2012, we had positive working capital of $28.5 million (compared to working capital of $27.8 million at the end of 2011). We raised $0.6 million in 2012 through the issue of shares and from the exercise of stock options and warrants.

          Capital spending in 2012 totaled $9.4 million, of which $2.7 million was financed by capital leases and a note payable. The most significant area of capital spending was related to mine development in the East Ore Body and the North C Beds Ore Body areas. The Company purchased a haul truck ($1.3 million), a wheel loader ($0.4 million) and a jumbo drill ($1.0 million).

          Capital spending in 2011 totaled $2.7 million. The primary capital spending was for the development of bore raises for the C Bed area of Troy, which was $0.8 million. Other acquisitions included claim purchases around Troy, access road improvements and a CAT Road Grader for improved mine productivity.

          Capital spending in 2010 totaled $4.9 million of which $0.3 million was financed by a capital lease. The primary capital spending was for the development of access to the C Bed area of Troy, which was $3.9 million.

          Financing Activities.

          During the year ended December 31, 2012, we issued 20,335 common shares valued at $0.1 million to directors as compensation, issued an additional 72,000 common shares upon the exercise of outstanding stock options resulting in cash proceeds of $0.1 million, and issued 280,836 common shares upon the exercise of outstanding warrants for cash proceeds of $0.4 million.

          During the year ended December 31, 2011, we issued 275,000 common shares with a fair value of $1.2 million to acquire a right to convert certain shares into a 2% royalty interest on future Rock Creek production. During the year, we also issued 13,052 common shares valued at $0.1 million to directors as compensation, issued an additional 405,000 common shares upon the exercise of outstanding stock options resulting in cash proceeds of $0.6 million, and issued 248,280 common shares upon the exercise of outstanding warrants for cash proceeds of $0.5 million.

          On January 13, 2010, we completed a private placement of 722,780 common shares to one of our shareholders pursuant to an existing participation rights agreement. We realized gross proceeds of Cdn$1.2 million in the transaction.

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

          During the year ended December 31, 2010, we issued 691,500 common shares upon the exercise of stock options previously granted to employees and consultants, resulting in gross proceeds of $0.5 million.

          During the year ended December 31, 2010, 3,492,500 warrants were exercised resulting in proceeds of $2.7 million. $2.0 million of these proceeds were used to fully repay a note payable.

          Off-Balance Sheet Arrangements.

          Royal Gold, Inc. holds a 3% gross smelter royalty on a defined area of production from Troy Mine and a 1% net smelter royalty on production from Rock Creek pursuant to the terms of an amended royalty agreement dated October 13, 2009.

          We entered into a $20.0 million revolving credit agreement with Societe Generale in December 2011. The agreement was subsequently amended in December 2012. The credit facility is subject to interest at the London Interbank Offered Rate plus 350 basis points for an initial three year term, and may be increased to $30.0 million under specified circumstances. Revett Silver Company is the designated borrower under the facility. Revett Minerals and Revett Silver’s Troy Mine, Inc., RC Resources Inc., Revett Exploration, Inc. and Revett Holdings, Inc. subsidiaries guarantee the facility. Draws under the credit facility may be in the form of revolving credit loans or letters of credit. The credit facility is collateralized by first priority liens and security interests in the properties and assets comprising Troy and by Revett Minerals’ pledge of the outstanding common stock of Revett Silver. We have paid a commitment fee and transaction costs of $0.9 million which will be amortized over the term of this credit facility. No funds had been drawn under the facility and no silver or copper price hedging was in place as of December 31, 2012. Based upon the suspension of mining operations at Troy, we and Societe Generale agreed in late February 2013 to suspend the facility for an initial period of six months.

          Tabular Disclosure of Contractual Obligations. The following table sets forth information as of December 31, 2012 concerning our known debt obligations, royalty obligations, capital lease obligations and reclamation obligations.

	Payments Due by Period
	(expressed in thousands of dollars)
Contractual Obligation	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
Accrued liabilities	$5,277	$5,277	$0	$0	$0
Capital lease and note payable obligations	2,391	1,040	1,351	0	0
Operating leases	354	354	0	0	0
Long-term reclamation costs	10,750	0	0	0	10,750
Total contractual obligations	$18,772	$6,671	$1,351	$0	$10,750

          Our long term debt at December 31, 2012 consisted of capital lease and note payable obligations related to the purchase of equipment used at Troy.

          Related Party Transactions. Trafigura AG is the sole purchaser of the silver and copper concentrate we produce at Troy. It is also the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. During the years ended December 31, 2012, 2011 and 2010, revenues from Trafigura AG were $59.2 million, $70.1 million and $47.0 million for our concentrate. We believe the terms and conditions of these sales are neither more favorable nor less favorable to us than the terms and conditions we could have obtained from concentrate purchasers who are not also related parties.

          Proposed Transactions. There are no proposed transactions at December 31, 2012.

          Principal Risks and Uncertainties. As is described elsewhere in this report, our proposed development of Rock Creek has been challenged on environmental grounds by several regional and national conservation groups. Although we have generally been successful in addressing the legal challenges to our plan of operations, we cannot predict with any degree of certainty whether future challenges or impediments will arise. Rock Creek is the more significant of our two mining assets; continued court challenges will inevitably delay us from proceeding with our planned development and a successful challenge could prevent us from developing the project at all. If we are successful in defending these challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek. We are also subject to other significant risks. (See the section of this report entitled “Risk Factors”)

          Critical Accounting Estimates. Our significant accounting policies are presented in Note 3 of the audited consolidated financial statements. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory and other factors that influence our business prospects. These estimates have a significant effect on the financial statements and actual results may differ significantly from our estimates.

          We believe the most critical estimates pertain to future metal prices, our estimates of proven and probable reserves at Troy, the valuation of mineral property, plant and equipment, share based compensation awards, and the estimate of the final reclamation and closure obligations at Troy Mine. These estimates required us to make assumptions that were highly uncertain at the time the accounting estimates were made, and changes in them are reasonably likely to occur from time to time. The major critical accounting estimates include but are not limited to the following:

          Future Metal Prices. The value of our more significant assets and liabilities are supported principally by prevailing metals prices and estimates. Prevailing metals prices are also a significant determinant in the cost and carrying value of our property, plant and equipment, inventories, future tax assets and liabilities, certain of our accounts receivable and the fair value of hedging contracts. Metal prices, historically, have been very volatile with recent prices being near their highs for the last decade and these prices could influence our property, plant and equipment carrying values and the estimates of reserves. We can offer no assurance that prices will continue at the levels experienced for the past few years. Changes in metal prices may result in changes in the value of derivatives and other financial instruments recognized in impairment charges on mineral property, plant and equipment and write down of inventories to net realizable value.

          Embedded Financial Derivatives. Some of our assets and liabilities may contain embedded derivatives for which no corresponding market value may be readily determined. This includes the estimates of future copper and silver prices in the pricing mechanism through which we sell our copper concentrate (what we refer to as the open quotational period). We make estimates of the fair value of these instruments using quoted forward metal prices.

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

          We have completed a life of mine undiscounted cash flow analysis of Troy based upon our most recent proven and probable ore reserves, expected production rates and costs, and estimated revenues, which are in turn based on estimated metal prices for copper and silver of $3.67 per pound and $28.83 per ounce, respectively, in 2013, and $3.67 per pound and $28.83 per ounce, respectively, for years thereafter until the end of the mine life. The projected undiscounted cash flows to be generated exceeded the carrying costs of Troy, and no write-down was required at December 31, 2012. However, these estimates are based on significant assumptions. While we have analyzed external and internal data in arriving at these assumptions, and while we believe they are reasonable, it is possible future conditions may change and that these changes could result in different assumptions which might result in an impairment of the carrying value of our mineral property, plant and equipment.

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

          Management evaluates whether there is sufficient geologic and economic certainty to convert a mineral deposit into a proven or probable reserve based upon the known geology and metallurgy, existing or planned mining and processing facilities, and existing operating permits and environmental programs. Prior to capitalizing such costs, management must determine there is a probable future economic benefit to the Company, the Company has or can obtain the economic benefit and control access to it, and the transaction or event giving rise to the economic benefit has already occurred. Once commercial production has commenced, these costs are amortized using the units-of-production method based on proven and probable reserves. Production facilities and equipment are stated at cost and are depreciated using the straight-line or units-of-production method at rates sufficient to depreciate the assets over their estimated useful lives, not to exceed the life of the mine to which the assets relate. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to six years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. The carrying value of property, plant, and equipment is dependent on the rates used for depreciation and depletion, which themselves are estimates.

          Concentrate Receivables and Revenue. We sell our copper and silver in concentrate based upon our own assays of metal content, moisture content and the estimated dry weight of the copper-silver concentrate loaded in rail cars. These weight and assay estimates are subject to final confirmation by the receiving smelter and are subject to change. In addition, we record the anticipated revenue to be received from the sale of each concentrate shipment based upon our determination of the weight and assays of each shipment and in accordance with the contract to which the sale relates. Preliminary payments are thus based upon copper and silver prices that are determined prior to the date of the provisional invoice, whereas the final price received is determined by quoted metal prices in periods subsequent to the date of the provisional invoice. Changes in these estimates or in metal prices could result in a significant change to the results from operations.

          Reclamation and Remediation Obligations. We have a legal obligation to reclaim our mineral properties and have estimated the cost of these obligations in accordance with current standards of applicable laws and regulations. These estimates are reviewed by third party consultants and government authorities. In arriving at these estimates, we must also estimate the timing and magnitude of future payments for remediation work, as well as prevailing rates of interest during the remediation period, in order to determine its periodic accretion and the depreciation expense. There were material changes in our estimates of final reclamation and remediation obligations during 2012, as we are no longer required to construct a water treatment plant at the end of Troy production, and the end of mine life of Troy in 2012 did change from 2019 to 2020, which will necessitate changes in the accretion charges relating to the asset retirement obligation. We cannot predict the effect of a material increase in these estimates on our financial position.

          Stock-Based Compensation Expense. We grant stock options to employees, directors and service providers. We use the Black-Scholes option pricing model to estimate a value for these options. This model requires management to make estimates of the expected volatility of our common stock, the expected term of the option to exercise, the expected future forfeiture rate, and future interest rates. Changes in these estimates and the conditions underlying the grants of options could cause a significant change in the stock-based compensation expense charged in any period.

          Valuation Allowances for Deferred Income Taxes. We are required to make estimates of the valuation allowances for future income taxes. This requires us to estimate whether we will attain certain levels of future taxable income and thereby avail ourselves, or lose, estimated tax assets. These estimates require us to estimate future metal prices, future operating costs and production levels; which are themselves subject to a high degree of uncertainty.

          Financial and Other Instruments. We have in the past and may in the future, engage in hedging activities in order to protect the price of copper and silver that we have produced or will produce in future periods. These hedging activities are limited to less than 50% of our planned production in any one month.

          We are required by applicable accounting standards to record at fair value (i.e., mark to market) the amount of the accounts receivable that has been shipped and provisionally priced, but for which final prices have not yet been determined. At each month end, we then adjust our revenue to account for future prices. In order to do this, we must estimate the future prices that will prevail when the final prices are determined. We use future contract prices in effect as at the end of each month to estimate these prices. At December 31, 2012, we had 1.5 million pounds of copper and 0.2 million ounces of silver that had not been final priced; and the mark to market value of these receivables was a liability of $0.6 million.

          Forward sales under the contract with the Company’s customer that have not been shipped have been designated as normal purchase and sales under applicable accounting standards and are therefore have not been valued as derivative instruments. As of December 31, 2012, we had contracts outstanding to sell 0.3 million pounds of copper at an average price of $4.00 per pound. These contracts matured in January 2013 and February 2013. Accordingly, the effects of these contracts are accounted for in the period they are settled.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, and world political and economic events and the strength of the U.S. dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $4.00 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $35.11. Should the price of copper or silver decline substantially, the value of Troy and Rock Creek could fall dramatically and the future operation of Troy and the future exploration and development at Rock Creek could both be at risk.

          During the year ended December 31, 2012, we reported sales revenue of $59.2 million on sales of approximately 7.3 million pounds of payable copper and 1.0 million ounces of payable silver. During this period copper and silver prices averaged $3.61 per pound and $31.15 per ounce respectively. Had the prices of copper or silver changed by $1.00, our revenue would have changed by approximately $8.3 million.

          A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in U.S. dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $2.9 million of our cash equivalents are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

          The consolidated balance sheets of the Company as of December 31, 2012 and 2011, and consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, included in this report have been audited by KPMG LLP, Boise, Idaho, independent registered public accountants. Such financial statements have been prepared in accordance with United States generally accepted accounting principles.

          The consolidated statement of operations and comprehensive income (loss), shareholders’ equity and cash flows for the one year period ended December 31, 2010, included in this report have been audited by KPMG LLP, Vancouver, Canada, independent registered public accountants. Such financial statements have been prepared in accordance with United States generally accepted accounting principles.

Consolidated Financial Statements
(Expressed in thousands of United States dollars)

Revett Minerals Inc.

Years ended December 31, 2012, 2011, and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Revett Minerals Inc.:

We have audited the accompanying consolidated balance sheets of Revett Minerals Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revett Minerals Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Revett Minerals Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boise, Idaho
March 11, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Revett Minerals Inc.:

We have audited Revett Minerals Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Revett Mineral Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Revett Minerals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Revett Minerals Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2012, and our report dated March 11, 2013 expresses an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boise, Idaho

March 11, 2013

INDEPENDENT AUDITORS’ REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Revett Minerals Inc.

We have audited the accompanying consolidated financial statements of Revett Minerals Inc. (the Company), which comprise the consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2010, and notes, comprising a summary of significant accounting policies and other explanatory information.

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

We believe that the audit evidence we have obtained in our audit is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Revett Minerals Inc. for the year ended December 31, 2010 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

March 22, 2011

Revett Minerals Inc.
Consolidated Balance Sheets
(expressed in thousands of United States dollars)

December 31,	2012	2011

Assets
Current Assets
Cash and cash equivalents	$18,986	$16,086
Short-term investments	9,264	9,066
Concentrate settlement and other receivables	363	4,673
Inventories	4,512	4,710
Deferred income tax asset	432	-
Prepaid expenses and deposits	1,228	914
Total current assets	34,785	35,449
Property, plant, and equipment (net)	64,357	57,602
Restricted cash	6,533	6,519
Available for sale securities	1,432	2,540
Other long term assets	863	1,240

Total assets	$107,970	$103,350
Liabilities and shareholders’ equity

Current liabilities
Trade accounts payable	$2,129	$2,574
Payroll liabilities	872	992
Income, property and mining taxes	1,975	2,634
Royalty payable	301	882
Deferred income tax payable	-	179
Current portion of capital lease obligations and notes payable	991	360
Total current liabilities	6,268	7,621
Long-term portion of capital lease obligations and notes payable	1,289	408
Reclamation liability	5,598	7,955
Deferred income taxes	5,942	3,943
Warrant derivative liability	93	1,170
Total liabilities	19,190	21,097

Commitments and contingencies (note 15)
Shareholders’ equity

Preferred stock, no par value and no shares issued and outstanding	-	-

Common stock, no par value, 34,492,387 and 34,119,216 shares issued and outstanding at December 31, 2012 and 2011, respectively	87,727	84,587
Accumulated other comprehensive income (loss)	(538)	160
Retained earnings (accumulated deficit)	1,591	(2,494)
	88,780	82,253

Total liabilities and shareholders’ equity	$107,970	$103,350

See accompanying notes to the consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(expressed in thousands of United States dollars except share and per share amounts)

Years ended December 31,	2012	2011	2010

Revenues	$59,211	$70,111	$47,004

Expenses:
Cost of sales	42,541	42,262	34,385
Depreciation and depletion	2,645	2,519	2,642
Exploration and development	3,956	1,752	702
General & administrative:
Stock based compensation	2,117	3,213	1,025
Other	4,664	3,842	3,019
Gain on change in reclamation liability estimate	(3,032)	(666)	-
Accretion of reclamation liability	675	675	694
	53,566	53,597	42,467
Income from operations	5,645	16,514	4,537

Other income (expenses):
Interest expense	(497)	(62)	(601)
Interest and other income	264	256	117
Gain (loss) on warrant derivatives	613	1,328	(4,667)
Loss on sale of securities	(141)	-	-
Foreign exchange gain (loss)	-	(35)	33
Total other income (expenses)	239	1,487	(5,118)

Net income (loss) before income taxes	5,884	18,001	(581)

Income tax benefit (expense)
Current income tax	(35)	(470)	(33)
Deferred income tax	(1,764)	(4,035)	-

Net income (loss)	$4,085	$13,496	$(614)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	(698)	160	-

Comprehensive income (loss)	$3,387	$13,656	$(614)

Net income (loss) for basic earnings per share (note 18)	$4,085	$12,283	$(614)

Net income (loss) for diluted earnings per share (note 18)	$3,472	$10,955	$(614)

Basic income (loss) per share (note 18)	$0.12	$0.36	$(0.02)

Diluted income (loss) per share (note 18)	$0.10	$0.31	$(0.02)

Weighted average number of shares outstanding	34,315,008	33,803,368	27,928,475

Weighted average number of diluted shares outstanding	35,316,954	35,257,668	27,928,475

See accompanying notes to the consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
(expressed in thousands of United States dollars)

Years ended December 31,	2012	2011	2010

Cash flows from operating activities:

Net income (loss)	$4,085	$13,496	$(614)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	2,645	2,519	2,642
Accretion of reclamation and remediation liability	675	675	694
Deferred financing fee amortization	281	23	393
Foreign exchange gain	-	-	(33)
Stock based compensation	2,117	3,213	1,025
Gain on change in reclamation liability estimate	(3,032)	(666)	-
Loss (gain) on disposal of fixed assets	(66)	2	2
Deferred income tax expense	1,764	4,035	-
(Gain) loss on warrant derivative	(613)	(1,328)	4,667
Accrued interest from restricted cash	(14)	(21)	(30)
Amortization of prepaid insurance premium	95	131	157
Loss on sale of available for sale securities	141	-	-
Warrants issued on settlement of legal action	-	-	366
Gain on settlement of forward contracts	-	-	(734)
Changes in:

Concentrate settlement and other receivables	4,310	(1,120)	(2,316)
Inventories	198	(1,036)	(44)
Prepaid expenses and deposits	(313)	(124)	(102)
Accounts payable and accrued liabilities	(1,809)	1,970	(908)
Net cash provided by operating activities	10,464	21,769	5,165

Cash flows from investing activities:

Purchase of available for sale securities	(337)	(2,294)	-
Other long term assets	-	-	46
Purchase of short term investments	(198)	(9,066)	-
Proceeds from the sale of available for sale securities	234	-	-
Proceeds from sale of fixed assets	71	-	-
Purchase of plant and equipment	(6,670)	(2,679)	(4,582)
Net cash provided by (used in) investing activities	(6,900)	(14,039)	(4,536)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	559	1,075	8,256
Repayment of debt	-	-	(2,151)
Repayment of capital leases	(1,223)	(624)	(623)
Deferred financing fees	-	(861)	-
Net cash provided by (used in) financing activities	(664)	(410)	5,482

Effects of foreign exchange on cash held in foreign currencies	-	-	33

Net increase in cash and cash equivalents	2,900	7,320	6,144
Cash and cash equivalents, beginning of year	16,086	8,766	2,622
Cash and cash equivalents, end of year	$18,986	$16,086	$8,766

See accompanying notes to the consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows, continued
(expressed in thousands of United States dollars)

Years ended December 31,

Supplementary cash flow information:	2012	2011	2010

Cash paid for interest	$209	$105	$219

Cash paid for income taxes	450	59	-

Non cash transactions:

Warrants reclassified from derivative liability	-	3,314	-

Common stock issued on exchange of shares	-	1,213	-

Common stock reclassified from temporary equity to common stock	-	676	-

Shares issued for services	85	65	-

Acquisition of plant and equipment under capital lease and note payable	2,735	0	332

Reduction of reclamation and remediation liability and offset to mineral property, plant, and equipment	-	-	914

Shares issued to settle accounts payable	-	-	359

Debt repayment from settlement of forward contract	-	-	734

Warrants issued on settlement of legal action	-	-	366

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
(expressed in thousands of United States dollars except for number of shares)

			Accumulated
				Retained
			Other	Earnings
	Common Stock		Comprehensive	(Accumulated	Total
					Shareholders’
	Shares	Amount	Income (loss)	Deficit)	Equity
Balance, December 31, 2009	25,195,723	$66,235	$-	$(14,163)	$52,072
Issue of units for cash	2,908,545	2,644	-	-	2,644
Issue of shares for cash	722,780	1,147	-	-	1,147
Issue of shares for the settlement of accounts payable	166,836	359	-	-	359
Issue of shares for exercise of warrants	3,492,500	2,746	-	-	2,746
Issue of shares for exercise of options	691,500	510	-	-	510
Warrants issued on settlement of legal action	-	366	-	-	366
Stock-based compensation on options
Granted	-	1,025	-	-	1,025
Net loss for the year	-	-	-	(614)	(614)

Balance, December 31, 2010	33,177,884	75,032	-	(14,777)	60,255
Issued on exchange of shares	275,000	1,889	-	(1,213)	676
Issue of shares for services	13,052	65	-	-	65
Issue of shares for exercise of options	405,000	593	-	-	593
Issue of shares for exercise of warrants	248,280	546	-	-	546
Warrants reclassified from derivate liability	-	3,314	-	-	3,314
Unrealized gain on marketable securities, net of tax	-	-	160	-	160
Stock-based compensation on options granted	-	3,148	-	-	3,148
Net income for the year	-	-	-	13,496	13,496

Balance, December 31, 2011	34,119,216	84,587	160	(2,494)	82,253

Issue of shares for services	20,335	85	-	-	85
Issue of shares for exercise of options	72,000	108	-	-	108
Issue of shares for exercise of warrants	280,836	915	-	-	915
Unrealized loss on marketable securities, net of tax	-	-	(698)	-	(698)
Stock-based compensation on options granted	-	2,032	-	-	2,032
Net income for the year	-	-	-	4,085	4,085

Balance, December 31, 2012	34,492,387	$87,727	$(538)	$1,591	$88,780

See accompanying notes to the consolidated financial statements.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated)

1. Nature of operations

Revett Minerals Inc. (“Revett Minerals” or the “Company”) was incorporated under the Canada Business Corporations Act in August 2004. Following the initial public offering (“IPO”) in February 2005, the Company has acquired 100% interest in Revett Silver Company (“Revett Silver”),which in turn owns 100% of Troy Mine Inc., RC Resources Inc., Revett Exploration Inc. and Revett Holdings Inc. (Both Revett Exploration Inc. and Revett Holdings Inc. were created in 2012.) Rock Creek is a development stage silver and copper property located in northwest Montana. Troy is an operating silver and copper mine also located in northwest Montana.

In mid-December 2012, the Company suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine. The Company has installed geophone monitoring devices and are working with the MSHA to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas. The Company expects to resume operations in the second quarter of 2013.

2. Changes affecting the 2012 consolidated financial statements and future accounting changes:

(a) Changes in generally accepted accounting policies (“GAAP”):

There were no pronouncements or amendments issued by the Financial Accounting Standards Board (“FASB”) to the Accounting Standards Codification that materially impacted the Company’s consolidated financial statements or disclosures for the year ended December 31, 2012.

(b) Recent accounting changes:

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements. The update amended Subtopic 220 so that a SEC filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date. Adoption of this guidance did not have a material impact on our consolidated financial statements.

3. Significant accounting policies

(a) Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with U. S. GAAP and include the accounts of the Company’s wholly-owned subsidiary, Revett Silver, and Revett Silver’s wholly owned subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

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

(b) Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant areas requiring the use of estimates include the recoverability of mineral property, plant, and equipment, the determination of the reclamation and remediation liability, assumptions used in determining the fair value of stock-based compensation, determination of valuation allowances for future income tax assets, measurement of concentrate inventory, expected economic lives and rates for depreciation, depletion, and amortization, the fair value of certain financial instruments and the estimates of mineral reserves and mine life. Actual results may differ from these estimates.

(c) Cash and cash equivalents:

Cash and cash equivalents consist of funds deposited with various financial institutions in accordance with our cash management policy and all short-term money market instruments which, on acquisition, have an original maturity of three months or less. The Company's cash and cash equivalents are not subject to any restrictions.

(d) Short-term investments and available for sale securities:

The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such determinations at each reporting date. Short-term investments are available for liquidity needs and are classified as trading and recorded at market value with changes recorded in earnings. Marketable equity securities are categorized as available for sale and carried at fair market value with changes recorded in accumulated other comprehensive income (loss).

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

(e) Revenue recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and no obligations remain, collection is reasonably assured, and price is reasonably determinable. Copper and silver concentrates are sold under pricing arrangements where final prices are determined by quoted metal prices in periods subsequent to the date of sale. Revenues are recorded at the time of sale based on forward prices for the expected date of final settlement and are re-valued at each period end. Therefore, revenue from the sale of metals in concentrate are subject to mark-to-market adjustments and adjustment upon final settlement of estimated metal prices, weights, and assays. Adjustments to revenue for metal prices are recorded monthly and other adjustments are recorded on final settlement. The Company establishes a provision for losses on accounts receivable if it becomes probable it will not collect all or part of the outstanding balance. The Company has reviewed collectability of the receivable balance and concluded that no reserve for uncollectable receivables was necessary at December 31, 2012. The Company’s receivables from its one customer have has no history of un-collectability.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

(f) Stock-based compensation:

The Company has an equity incentive plan which is described in note 11. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Compensation costs related to stock options are included in administrative and general expenses.

(g) Income (loss) per share:

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

(h) Foreign currency translation:

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

(i) Inventories:

Material and supplies are valued at the lower of average cost or market. Stockpiled ore and work-in-process inventory are valued at the lower of the average production cost or net realizable value after an allowance for additional processing costs. Finished goods inventory, which consists of copper and silver concentrate available for sale, is valued at the lower of the average production cost or net realizable value. Production costs include the cost of raw materials, direct labor, mine site overhead expenses, and depreciation and depletion of mineral property, plant, and equipment.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

(j) Mineral property, plant and equipment:

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

Management evaluates whether or not there is sufficient geologic and economic certainty of being able to convert a mineral deposit into a proven or probable reserve at a development stage property, based upon the known geology and metallurgy, existing or planned mining and processing facilities, and existing operating permits and environmental programs. Costs are only capitalized when the following conditions have been met: (i) there is a probable future economic benefit to the Company; (ii) the Company has or can obtain the economic benefit and control access to it; and (iii) the transaction or event giving rise to the economic benefit has already occurred. Once commercial production has commenced, these costs are amortized using the units-of-production method based on proven and probable reserves. Production facilities and equipment are stated at cost and are depreciated using the or units-of-production method at rates sufficient to depreciate the assets over their estimated useful lives, not to exceed the life of the mine to which the assets relate. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to six years. Maintenance and repairs are charged to operations as incurred.

(k) Impairment of long-lived assets:

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

(l) Reclamation and remediation:

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

(m) Income taxes:

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

(n) Hedging instruments:

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

(o) Reclassification:

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company’s retained earnings (accumulated deficit) and net income (losses) presented in prior periods.

4.      Inventory

The major components of the Company’s inventory accounts are as follows as of December 31:

	2012	2011

Concentrate inventory	$733	$1,490
Material and supplies	3,779	3,220
	$4,512	$4,710

5.      Mineral Property, Plant, Equipment, and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts as of December 31 are as follows:

	2012	2011

Troy:
Mineral reserves and development costs	$17,506	$13,591
Plant and equipment	18,387	14,461
Buildings and structures	5,553	4,042
	41,446	32,094
Rock Creek:
Mineral reserves	34,976	34,972

Other, corporate	4,330	4,286
Other, mineral properties	118	118
	80,870	71,470
Accumulated depreciation and depletion:
Troy property acquisition and development costs	(7,332)	(6,338)
Troy plant and equipment	(7,416)	(6,167)
Troy buildings and structures	(1,630)	(1,260)
	(16,378)	(13,765)
Other corporate assets	(135)	(103)
	(16,513)	(13,868)
	$64,357	$57,602

The net book value of assets under capital leases at December 31, 2012 and 2011 was $2.1 million and $1.3 million, respectively. Drilling costs of $0.2 million and $0.1 million were capitalized due to converting mineral resources to reserves at the Troy Mine in 2012 and 2011, respectively. No drilling costs were incurred and capitalized at the Rock Creek property for any of the periods presented.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

Included in other corporate assets are Revett Holdings Inc., a wholly owned subsidiary of Revett Silver Company, mitigation lands with a carrying value of $3.6 million. This land will be gifted to the U.S. Forest Service or the State of Montana, as directed, as the Rock Creek evaluation program and mine development proceeds. The property costs for Rock Creek will be amortized when the property is placed into production, or written off if Rock Creek cannot be developed.

6. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at December 31:

	2012	2011

Cost	$2,259	$2,297

Unrealized gain (loss)	(827)	243

Fair value	$1,432	$2,540

During the year ended December 31, 2012, the Company sold a portion of its available for sale equity securities for gross proceeds of approximately $0.2 million and recognized a loss of $0.1 million. The Company assessed the unrealized loss at December 31, 2012 and determined it to not be other than temporary based on a review of the potential of the investment security. The securities have been in a loss position for under twelve months. The Company is under no pressure to sell these remaining securities and intends to hold them at least until it recovers its cost basis. At December 31, 2011, the Company had an unrecognized gain with respect to such securities.

7. Warrant derivative liability

Some of the Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. The Company recognized a gain of $0.6 million from the change in fair value of the warrants for the year ended December 31, 2012. The Company recognized a gain of $1.3 million in change in fair value of the warrants for the year ended December 31, 2011, and recognized a loss of $4.7 million in 2010. On June 30, 2011, the Company and a warrant holder agreed to modify the terms of 1.1 million warrants to change the Canadian dollar exercise price to a US dollar exercise price. These warrants no longer require treatment as a derivative liability and the fair value of these warrants on the date of the modification of $3.3 million was reclassified to common stock.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

During the year ended December 31, 2012, warrant holders exercised 280,836 warrants for proceeds to the Company of $0.4 million. In conjunction with this exercise, the fair value of these warrants on the date of the exercise of $0.5 million was reclassified to common stock.

The following table presents the reconciliation of the fair value of the warrants:

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2012	2011

Balance, beginning of period	$1,170	$5,876
Gain on warrant derivatives	(613)	(1,328)
Warrants exercised	(464)	(64)
Warrants reclassified to common stock	-	(3,314)
Balance, end of period	$93	$1,170

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at December 31, 2012: weighted average risk-free interest rate 0.135%, weighted average volatility36.36%, expected dividend yield – nil, and weighted average expected life (in years) 0.65. At December 31, 2011: weighted average risk-free interest rate 0.25%, weighted average volatility 67.57%, expected dividend yield – nil, and weighted average expected life (in years) 1.67.

8. Restricted cash and other assets

On March 29, 2005, the Company purchased from a North American insurance company an environmental risk transfer program (the “ERTP”). The total spending for the ERTP was $8.4 million. Of this $8.4 million paid, $6.5 million was deposited in an interest-bearing account with the insurer (the “Commutation Account”). The Commutation Account principal plus interest earned are reserved exclusively to pay the Company's existing reclamation and mine closure liabilities at Troy. If the costs of reclaiming Troy are less than the value of the Commutation Account at that time, the Company will be entitled to a refund of the amount of the trust fund not expended. If the reclamation costs exceed the value of the Commutation Account, the insurance company will fund the excess up to a maximum limit of $16.8 million of total expenditures (including the amount funded by the Commutation Account). The policy expires in 2020 and the Company has not recorded a receivable related to the ERTP since it is not probable that any amounts will be realized from the insurance company (other than the amount in the Commutation Account) prior to the expiration of the policy. At December 31, 2012 and 2011, the Commutation Account balance was $6.5 million.

The remaining $1.9 million paid comprises premiums paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is being amortized over the life of the Troy Mine on a units-of-production basis. At December 31, 2012, the balance for the prepaid insurance was $0.7 million, of which the long-term portion of $0.6 million is included in other assets. At December 31, 2011, the balance for the prepaid insurance was $0.8 million, of which the long-term portion of $0.7 million was included in other assets.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

9. Debt and capital lease obligations

At December 31, 2012 and 2011, the balance of the Company’s long-term debt and capital lease obligations were as follows:

	2012	2011
Capital leases and note payable	$2,280	$768
Less current portion	(991)	(360)
	$1,289	$408

Capital leases and note payable:

The Company has a number of capital leases and a note payable for mining equipment for use at Troy. Scheduled minimum capital lease and note payable principle repayments at December 31, 2012 are as follows:

	Capital	Note
	Leases	Payable	Total
2013	$726	$294
2014	636	298
2015	192	199
Total minimum lease payments	1,554	837

Less amount representing interest (at rates ranging from 1.6% to 4.0%)	65	46
Total present value of net minimum capital lease and note payable payment	1,489	791	2,280

Less current portion	704	287	991
	$785	$504	$1,289

For the year ended December 31, 2012, 2011 and 2010, interest expense on capital leases was $0.1 million, $0.1 million and $0.1 million.

During 2012 the Company entered into a note payable for the purchase of mine equipment. The initial amount borrowed was $0.8 million. The note has a three year term with monthly payments and the interest rate is 4.1%.

Revolving credit facility:

On December 10, 2011, the Company entered into a revolving credit agreement with Societe Generale, a financial institution. The $20.0 million credit facility is subject to interest at the London Interbank Offered Rate (“LIBOR”) plus 350 basis points for an initial three year term. The credit facility may be increased to $30.0 million under specified circumstances.

Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its subsidiaries Troy Mine Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc. are the guarantors of the facility. Draws under the facility may be in the form of revolving credit loans or letters of credit. The facility is collateralized by first priority liens and security interests in the properties and assets comprising the Troy Mine Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc. and by Revett Minerals Inc.’s pledge of the outstanding common stock of Revett Silver Company. This agreement is subject to financial covenants regarding consolidated fixed charge coverage ratio, consolidated current ratio and consolidated tangible net worth. No funds had been drawn under the facility and no silver or copper price hedging was in place as of December 31, 2012. On February 28, 2013, primarily based upon the suspension of mining operations at the Troy Mine, the Company and Societe Generale agreed to suspend the facility for an initial six month period.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

In 2011, the Company paid a commitment fee and other transaction costs of $0.9 million that are being amortized over the term of this credit facility.

10. Reclamation and remediation liability

The Company’s mining properties are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company believes its operations are in compliance with all applicable laws and regulations.

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

Changes in the reclamation liability for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Reclamation and remediation liability, beginning of year	$7,955	$7,946
Reduction in present value of liability due to mine life extension and change in estimated costs, net	(3,032)	(666)
Accretion expense	675	675
Reclamation and remediation liability, end of year	$5,598	$7,955

In 2012, the estimated end of the operating life of Troy was extended from 2019 to 2020 and the estimated final reclamation costs changed due to the new Troy Mine reclamation requirements issued by the regulatory agencies. This resulted in a decrease of the reclamation and remediation liability of $3.0 million for 2012 with a corresponding decrease to operating costs because the associated asset retirement obligation asset had a zero balance. The total undiscounted amount of the estimated future expenditures required to settle the environmental remediation obligation at December 31, 2012 was $8.5 million. The environmental remediation expenditures are expected to occur at the end of mine operations, beginning 2020. The net decrease in total estimated cash flows was discounted at 8.5%, which is the historical rate used when the reclamation liability was established. Other assumptions used by management to determine the carrying amount of the asset retirement obligation are: labor costs based on current market place wages required to hire contractors to carry out reclamation activities; market risk premium for unforeseeable circumstances; and the rate of inflation, over the expected years to settlement.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

In 2011, the estimated end of the operating life of Troy was extended from 2018 to 2019. This resulted in a decrease of the reclamation and remediation liability of $0.7 million for 2011 with a corresponding decrease to operating costs because the associated asset retirement obligation asset had a zero balance. The total undiscounted amount of the estimated future expenditures required to settle the environmental remediation obligation at December 31, 2011 was $14.5 million. The environmental remediation expenditures were expected to start beginning in 2019.The incremental cash flows as a result of the increase in mine life have been discounted at the Company’s credit-adjusted risk-free rate of 8.5%.

11. Share Capital

Common stock:

The Company has one class of no par value common stock, of which an unlimited number are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the Board of Directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights.

On January 13, 2010, the Company issued 722,780 common shares in a private placement for CAD$1.60 per share or gross proceeds of CAD$1.2 million (U.S. $1.1 million).

In March 2010, the Company issued 166,836 common shares to settle accrued liabilities to employees and directors in the amount of $0.4 million.

During August 2010, the Company issued 2,908,545 units for net proceeds of $3.9 million. Each unit consisted of one common share and one-half of a warrant, with each whole warrant exercisable into common shares at CAD$1.75 per share, exercisable until August 24, 2013. The Company also issued 8,280 warrants and paid $0.02 million cash as a finder’s fee. The proceeds of units were allocated between the common shares and warrants issued on a relative fair value basis resulting in $3.0 million allocated to the common shares and $0.9 million to the warrants. The fair market value of the common shares was based on the market price of the shares on the issue date and the fair value of the warrants was determined using the Black-Scholes option pricing formula with the following assumptions: volatility of 110%; risk free interest rate of 0.77%; and expected life of 3.0 years.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

During the year ended December 31, 2011, the Company issued 275,000 common shares with a fair value of $1.2 million to extinguish an outstanding a right to convert redeemable shares into a 2% royalty interest on future Rock Creek production. In connection with this transaction, the $0.7million that was previously recorded in temporary equity was reclassified into common stock. In addition, the Company issued 13,052 shares for compensation to directors in the amount of $ 0.1 million; issued 405,000 common shares on exercise of stock options for cash proceeds of $0.6 million, and issued 248,280 common shares on exercise of warrants for cash proceeds of $0.5 million.

During the year ended December 31, 2012, the Company issued 20,335 shares for compensation to directors in the amount of $ 0.1 million; issued 72,000 common shares on exercise of stock options for cash proceeds of $0.1 million, and issued 280,836 common shares on exercise of warrants for cash proceeds of $0.4 million.

Preferred Stock:

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s Board of Directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences, and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At December 31, 2012 and 2011, no preferred stock was issued or outstanding.

Stock options:

The Company has an Equity Incentive Plan (the “Plan”), the purpose of which is to enable the Company to attract and retain employees and to provide a means of compensating those employees, directors, officers and other individuals or entities integral to the Company's success. The Plan is administered by the Company’s Board of Directors.

The Plan requires the Company to reserve and have available for issue, 6,500,000 common shares, less that number of common shares reserved for issuance pursuant to stock options granted under the Revett Silver stock option plan. The aggregate number of common shares that may be issued to any holder or awarded to any grantee under the Plan may not exceed 5% of the outstanding common shares. Vesting of options is at the discretion of the Board at the time the options are granted.

The Plan authorizes the Company to reserve and have available for issue 2,623,539 shares of common stock as of December 31, 2012 and 2,452,000options are issued and outstanding. As of December 31, 2012, the intrinsic value of options outstanding and exercisable was $0.7 million. As of December 31, 2012 and 2011, there was no unrecognized compensation cost related to unvested stock options.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

As of December 31, 2012, the following stock options were outstanding:

Options	Options	Exercise		Expiration
Granted	Exercisable	Price		Date

10,000	10,000	4.94		June 3, 2013
10,000	10,000	2.50		November 1, 2013
35,000	35,000	4.30		December 13, 2013
10,000	10,000	4.45		February 25, 2014
79,500	79,500	0.52	CDN	March 31, 2014
10,000	10,000	4.18		April 15, 2014
20,000	20,000	0.45	CDN	April 27, 2014
110,000	110,000	0.45		September 10, 2014
15,000	15,000	1.05		November 2, 2014
30,000	30,000	1.65		December 30, 2014
237,000	237,000	2.15		March 15, 2015
20,000	20,000	2.50		November 1, 2015
794,500	794,500	4.98		March 21, 2016
2,500	2,500	5.93		April 8, 2016
10,000	10,000	4.17		September 12, 2016
1,038,500	1,038,500	4.18		April 1, 2017
20,000	20,000	3.77		May 3, 2017
2,452,000	2,452,000	$3.86

The summary of stock options granted and outstanding is as follows:

	2012		2011		2010
		Weight		Weight		Weight
		average		average	Number	average
	Number	exercise	Number	exercise	of shares	exercise
	of shares	price	of shares	price		price

Outstanding, beginning of year	1,660,500	3.72	1,307,500	$2.39	1,714,000	$2.15

Granted	1,128,500	4.17	940,000	4.96	616,000	2.27
Canceled or forfeited	(265,000)	5.01	(182,000)	5.50	(331,000)	4.34
Exercised	(72,000)	1.50	(405,000)	1.48	(691,500)	0.74

Outstanding, end of year	2,452,000	3.86	1,660,500	$3.72	1,307,500	$2.39

Options exercisable	2,452,000	3.86	1,660,500	$3.72	1,307,500	2.39

The weighted average fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $1.81, $3.36, and $2.30 per share, respectively. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

(i)	Risk-free interest rate 0.32% to 0.42% (2011 – 0.87% to 2.07%; 2010 - 1.02% to 1.17%).

(ii)	Expected life – 2012 –2.5 - 5 years (2011 – 2.5 - 5 years; 2010 - 5 years).

(iii)	Volatility – 69% - 71% (2011 – 95% - 119%; 2010 - 111%).

(iv)	Expected dividends – nil.

The Company has utilized the simplified method to determine the expected term assumption in the fair value calculation for stock options granted during the years ended December 31, 2012 and 2011. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

Total stock-based compensation recognized during the years ended December 31, 2012, 2011, and 2010 was $2.1 million; $3.2 million; and $1.0 million, respectively. During 2012and 2011, a total of $1.4 million and $2.1 million stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in general and administrative expense.

Stock Purchase Warrants:

The following stock purchase warrants were outstanding at December 31, 2012 for the purchase of common shares of Revett Minerals:

Number	Exercise price	Expiration
92,011	CAD$1.75	August 24, 2013
1,071,427	US $1.81	August 24, 2013
1,163,438

During the year ended December 31, 2012, 280,836 warrants were exercised and no warrants expired.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

12. Income taxes

The Company’s income tax expense for the years ending December 31 is as follows:

	2012	2011	2010
Federal:
Current	$35	$470	$33
Deferred	1,579	3,613	-
Total Federal	1,614	4,083	33

State:
Current	-	-	-
Deferred	185	422	-
Total income tax expense	$1,799	$4,505	$33

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, are as follows:

	2012	2011	2010

Domestic	$4,723	$22,033	$7,806
Foreign	1,161	(4,032)	(8,387)
Total	$5,884	$18,001	$(581)

The annual tax expense (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to the pre-tax income (loss). The reasons for the differences are as follows:

	2012		2011			2010

Income tax at statutory rate	$2,059	35.0%	$6,309	35.0%		$(203)	(35.0%	)
Effect of state taxes	-	-	490	2.72%		-	-
Effect of foreign taxes	-	-	181	1.0%		-	-
Change in valuation allowance	(762)	-12.9%	(558)	(3.1%	)	1,012	174.2%
Percentage depletion	(345)	-5.9%	(3,681)	(20.4%	)	(1,288)	(221.7%	)
Stock based compensation	679	11.5%	1,117	6.2%		-	-
Other	168	2.8%	647	3.6%		512	88.1%
Income tax expense (benefit)	$1,799	30.6%	$4,505	24.99%		$33	5.6%

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

The significant components of the Company’s deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred income tax assets:
Reclamation and remediation	$2,188	$3,110
Net operating losses:
United States	6,731	8,364
Canada	2,715	3,133
Deferred tax on other comprehensive income	290	-
Other assets	1,120	1,034
Total deferred income tax assets	13,044	15,641
Valuation allowance	(2,715)	(3,477)
Net deferred income tax assets	10,329	12,164

Deferred income tax liabilities:
Mineral property, plant, and equipment	(15,839)	(16,200)
Deferred tax on other comprehensive income	-	(86)
Net deferred income tax liability	$(5,510)	$(4,122)

Current deferred tax asset (liability)	$432	$(179)
Long term deferred tax asset (liability)	(5,942)	(3,943)
Net deferred income tax liability	$(5,510)	$(4,122)

As of December 31, 2012, management of the Company has determined that it is more likely than not that the Canadian net operating loss may not be utilized due to the Company’s lack of operations in Canada. Therefore a valuation allowance equal to 100% of the Canadian deferred tax assets has been recorded at December 31, 2012.Due to the continued usage of the U. S. net operating losses in 2012 and projections of future taxable earnings, the Company concluded it was more likely than not that remaining U. S. net operating losses will be utilized and other deferred tax assets will be realized; therefore no valuation allowance was placed against U.S. deferred tax assets at December 31, 2012.

At December 31, 2012 and 2011, the Company has United States net operating loss carry forwards of approximately $18.0 million and $21.0 million, respectively, that expire at various dates between 2019 and 2032, Montana State net operating losses of approximately $10.0 million and $12.0 million, respectively, which expire at various dates between 2012 and 2016, and Canadian net operating losses of approximately $10.4 million and $12.2 million, respectively, and expire at various dates between 2014 - 2031.

The Company has no unrecognized tax benefits as of December 31, 2012 or 2011, and there was no change in unrecognized tax benefits during the current year. The Company does not have any significant uncertain tax positions. If interest and penalties were to be assessed, the Company’s policy is to charge interest to interest expense, and penalties to other operating expense. It is not anticipated that there will be any significant changes to unrecognized benefits within the next 12 months. Currently tax years 2010-2012 remain open for examination by the United States taxing authorities. Tax years subsequent to 2006 remain open for examination by the Canadian Revenue Agency.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

13. Comprehensive income

The components of other comprehensive income for the years ended December 31, are as follows:

	2012	2011

Unrealized gain (loss) on available for sale securities before tax	$(1,212)	$243

Deferred tax effect	423	(83)

Unrealized gain (loss) on available for sale securities, net of tax	(789)	160

Reclassification of net loss on sale included in net income	141	-

Related deferred tax effect	(50)	-

Unrealized gain (loss) on available for sale securities, net of tax	$(698)	$160

14. Derivative instruments

Concentrate Sales Contracts

The Company enters into concentrate sales contracts with third-party buyer. The contract, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded in Concentrate settlement and other receivables on the consolidated balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

Fixed Forward Contracts

At December 31, 2012, the Company had forward contracts to sell 0.7 million pounds of copper at an average price of $4.00 per pound which matures at various dates ending in February 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effects’ of these contracts are accounted for in the period they are settled. The fair value of these forward sales contracts, if settled at December 31, 2012 metal prices, would result in a gain of approximately $0.3 million.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

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

The following summarizes classification of the fair value of the derivative instruments as of December 31, 2012, and 2011:

	Years ended December 31,
	2012	2011

Concentrate settlement and other receivables	$(628)	$(369)
Warrant derivative liabilities	(93)	(1,170)

The following represent mark-to-market gains (losses) on derivative instruments during the years ended December 31, 2012, 2011, and 2010:

	Years ended December 31,
	2012	2011	2010

Revenue	$(259)	$483	$(185)
Gain (loss) on warrant derivatives	613	1,328	(4,667)

15. Commitments and Contingencies

Litigation

As at December 31, 2012, there are no legal proceedings outstanding for either the Company or any of its subsidiaries.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

Operating Leases

The Company has entered into a number of operating leases relating to equipment used in the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2013 and many may be renewed annually. Total operating lease expense recognized for the years ended December 31, 2012, 2011, and 2010 was $0.4 million, $0.5 million and $0.5 million, respectively. The obligations in 2013 under the terms of these leases are $0.4 million.

Royalty

There is a 3% gross smelter return payable to Royal Gold over the life of the Troy Mine commencing with production on and after July 1, 2010. There is also a 1% net smelter return payable to Royal Gold over the life of the Rock Creek Mine commencing when commercial production is achieved.

Retirement Plan

The Company maintains a discretionary defined contribution plan, which is available to all employees after completion of one month of service. The Company may, at its discretion, match an employee’s contribution up to 5% of the employee’s compensation. The Company can also choose to make additional contributions. The Company’s contributions were approximately $0.2 million in 2012 and $0.2 million in 2011. No contributions were made by the Company in 2010.

16. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their short time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable or receivable is marked to market each month using quoted forward prices as of the last trading day of each month, and accordingly are recognized at fair value. The carrying values of capital lease obligations approximate fair market values as they are based on market rates of interest.

The Company classifies financial instruments recognized at fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described below:

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

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

		Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$18,986	$18,986	$-	$-
Short term investments	9,264	9,264	-	-
Available for sale securities	1,432	1,432	-	-
Concentrate sales contract	(628)	-	(628)	-
Warrant derivatives liability	(93)	-	(93)	-

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$16,086	$16,086	$-	$-
Short term investments	9,066	9,066	-	-
Available for sale securities	2,540	2,540	-	-
Concentrate sales contract	(396)	-	(396)	-
Warrant derivatives liability	(1,170)	-	(1,170)	-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s short-term investments are valued at quoted market prices and available for liquidity needs and are classified as trading and recorded at market value. The short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s available for sale securities are valued using quoted market prices, and accordingly, are included in Level 1.

The Company’s concentrate receivable, which includes provisionally priced sales, are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, and correlations of such inputs. Such instruments are typically classified within Level 2 of the fair value hierarchy.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

The warrant derivative liability is valued using an option pricing model, which requires a variety of inputs as described in Note 7. Such instruments are typically included in Level 2.

17. Segment Information

The Company considers itself to operate in a single segment being copper and silver mining and related activities including exploration, development, mining, and processing. All revenues earned and mineral, property, plant and equipment are located in the United States. For all periods presented, all revenues and concentrate settlements receivable are from one customer pursuant to a concentrate sales agreement.

18. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the years ended December 31, 2012, 2011 and 2010 (thousands, except per-share amounts). The two class method was used to account for earnings per share through the first quarter of 2011, the period in which the deemed distribution on redeemable shares was recognized.

	2012	2011	2010
Numerator
Net income (loss)	$4,085	$13,496	$(614)
Deemed distribution on redeemable shares	-	(1,213)	-

Net income (loss) for basic earnings per share	4,085	12,283	(614)
Gain on warrant derivative associated with dilutive warrants	(613)	(1,328)	-
Net income (loss) for diluted earnings per share	$3,472	$10,955	$(614)
Denominator
Basic weighted average common shares	34,315,008	33,803,368	27,928,475
Dilutive stock options and warrants	1,001,946	1,454,300	-
Diluted weighted average common shares	35,316,954	35,257,668	27,928,475

Basic income (loss) per share	$0.12	$0.36	$(0.02)

Diluted income (loss) per share	$0.10	$0.31	$(0.02)

For the years ended December 31, 2012 and 2011, the gain on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the gain would not have been recognized had the warrants been converted at the beginning of the period.

Options to purchase 1,930,500 and 1,001,000 shares of the Company’s common stock were excluded from the computation of diluted earnings per share for the year ended December 31,

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

2012 and 2011, respectively. The exercise price of these options exceeded the average price of the Company’s stock during these periods and the options were anti-dilutive.

For the year ended December 31, 2010, options and warrants to purchase 3,177,386 shares of the Company’s common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

[The balance of this page has been intentionally left blank]

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

19. Summary of quarterly financial data (unaudited)

The following table sets forth a summary of the quarterly results of operations for the year ended December 31, 2012 (In thousands, except per share data):

	Q1	Q2	Q3	Q4

Revenues	$19,163	$13,490	$19,351	$7,207
Expenses:
Cost of sales	11,809	10,425	11,526	8,781
Depreciation and depletion	649	666	811	519
Exploration and development	830	1,165	1,237	724
General and administrative	1,267	3,550	1,045	919
Gain on change in reclamation liability estimate	-	-	-	(3,032)
Accretion of reclamation liability	168	169	169	169
	14,723	15,975	14,788	8,080
Income (loss) from operations	4,440	(2,485)	4,563	(873)
Other income (expenses):
Interest expense	(127)	(89)	(91)	(190)
Interest income	112	12	124	16
Gain (loss) on warrant derivative	220	323	(1)	71
Gain (loss) on sale of securities	-	-	(90)	(51)
Foreign exchange gain (loss)	-	-	6	(6)

Net income (loss) before income tax	4,645	(2,239)	4,511	(1,033)

Income tax benefit (expense)	(924)	12	(132)	(755)
Net income (loss)	3,721	(2,227)	4,379	(1,788)
Other comprehensive income: Unrealized gain (loss) on securities, net of tax	(248)	(230)	142	(362)
Comprehensive income (loss)	$3,473	$(2,457)	$4,521	$(2,150)
Basic income (loss) per share	$0.11	$(0.07)	$0.13	$(0.05)
Diluted income (loss) per share	$0.10	$(0.07)	$0.12	$(0.05)

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2012, 2011 and 2010
(expressed in thousands of United States dollars unless otherwise stated

The following table sets forth a summary of the quarterly results of operations for the year ended December 31, 2011 (In thousands, except per share data):

	Q1	Q2	Q3	Q4

Revenues	$12,768	$18,752	$16,706	$21,885
Expenses:
Cost of sales	8,772	9,747	9,654	14,090
Depreciation and depletion	584	722	812	(265)
Exploration and development	306	201	632	613
General and administrative	4,273	866	1,105	811
Accretion of reclamation liability	169	169	169	168
	14,104	11,705	12,372	15,417
Income (loss) from operations	(1,336)	7,047	4,334	6,468
Other income (expenses):
Interest expense	(20)	(7)	(6)	(29)
Interest income	29	52	91	84
Gain (loss) on warrant derivative	(998)	2,329	239	(242)
Foreign exchange loss	(9)	(12)	(7)	(7)

Net income (loss) before income tax and non- controlling interests	(2,334)	9,409	4,651	6,274

Income tax expense	(513)	(1,485)	(1,792)	(715)
Net income (loss)	(2,847)	7,924	2,859	5,559
Other comprehensive income: Unrealized gain (loss) on securities, net of tax	-	20	(292)	432
Comprehensive income (loss)	$(2,847)	$7,944	$2,567	$5,991
Basic income (loss) per share	$(0.12)	$0.23	$0.08	$0.17
Diluted income (loss) per share	$(0.12)	$0.16	$0.07	$0.16

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

          We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of December 31, 2012. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at December 31, 2012 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

          Management’s Report on Internal Controls over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that accurately and fairly reflect our transactions and disposition of assets in reasonable detail; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our assets are being made only in accordance with the authorizations of management and directors; and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions, use, or disposition of assets that could have a material effect on our financial statements.

          We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that our internal control over financial reporting was effective as of December 31, 2012. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

          The Company’s independent registered public accounting firm, KPMG LLP, has audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, and its report, which is included elsewhere in this Form 10-K, expressed an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

          Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, its internal control over financial reporting, other than the following: In response to the material weakness in internal control over financial reporting reported in our 2011 annual report, the Company has added additional resources to enhance its accounting functions critical to financial reporting and review controls. Also, the Company has taken steps to strengthen internal controls over access to the accounting system. Testing of the operating effectiveness of our internal control over financial reporting, including these enhancements, was completed during the most recent fiscal quarter.

Item 9B. Other Information.

          Any information that was required to be disclosed by the registrant on Form 8-K during the fourth quarter of the year ended December 31, 2012 has been disclosed.

[The balance of this page has been intentionally left blank.]

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) to be filed within 120 days after the end of our fiscal year ended December 31, 2012.

         The Company has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on our website at www.revettminerals.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

Item 11. Executive Compensation.

         The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

         The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

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

10.13

Amendment No. 1, dated August 7, 2012, to Credit Agreement dated December 8, 2011 by and among the registrant, Revett Silver Company, Troy Mine Inc., RC Resources, Inc. and Societe Generale, in its capacity as administrative agent and letter of credit issuer. Filed herewith.

10.14

Amendment No. 2 and Guarantor Joinder, dated December 13, 2012 to Credit Agreement dated December 8, 2011 by and among the registrant, Revett Silver Company, Troy Mine Inc., RC Resources, Inc. and Societe Generale, in its capacity as administrative agent and letter of credit issuer. Filed herewith.

10.15

Amendment No. 3 and Guarantor Joinder, dated February 28, 2013 to Credit Agreement dated December 8, 2011 by and among the registrant, Revett Silver Company, Troy Mine Inc., RC Resources, Inc. and Societe Generale, in its capacity as administrative agent and letter of credit issuer. Filed herewith.

21.1

Subsidiaries of the registrant. Previously filed as Exhibit 21.1 to the registrant’s registration statement on Form 10 dated July 20, 2007 and filed herewith in amended form to reflect the formation of Revett Exploration, Inc. and Revett Holdings, Inc. during the year ended December 31, 2012.

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

Revett Minerals Inc.

Date: March 11, 2013	/s/ John G. Shanahan

John G. Shanahan, its president and
principal executive officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2013	/s/ Kenneth S. Eickerman

Kenneth S. Eickerman,
principal accounting officer