Form 10-Q
period 2013-03-31
Revett Minerals Inc.
filed 2013-05-09
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013.

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
[   ] yes     [X] No

At May 9, 2013 34,596,387 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at March 31, 2013 and December 31, 2012
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012

Assets
Current Assets
Cash and cash equivalents	$11,749	$18,986
Short-term investments	9,261	9,264
Concentrate settlement and other receivables	177	363
Inventories	4,813	4,512
Deferred income tax asset	432	432
Prepaid expenses and deposits	1,023	1,228
Total current assets	27,455	34,785
Property, plant, and equipment (net)	64,519	64,357
Restricted cash	6,536	6,533
Available for sale securities	1,083	1,432
Other long term assets	652	863

Total assets	$100,245	$107,970

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$1,082	$2,129
Payroll liabilities	1,033	872
Income, property and mining taxes	1,453	1,975
Other accrued payable	382	301
Current portion of capital lease obligations and note payable	971	991
Total current liabilities	4,921	6,268

Long term portion of capital lease obligations and note payable	1,060	1,289
Reclamation and remediation liability	5,716	5,598
Deferred income taxes	3,423	5,942
Warrant derivative liability	21	93
Total liabilities	15,141	19,190

Commitments and contingencies (note 9)

Shareholders' equity
Preferred stock, no par value, unlimited authorized, no shares issued and outstanding	-	-
Common stock, no par value unlimited authorized, 34,596,387 and 34,492,387 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	88,069	87,727
Accumulated other comprehensive loss, net of tax	(437)	(538)
Retained earnings (deficit)	(2,528)	1,591
Total equity	85,104	88,780

Total liabilities and shareholders’ equity	$100,245	$107,970

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Comprehensive income (loss)
Three months ended March 31, 2013 and 2012
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2013	ended March 31, 2012

Revenue	$216	$19,163
Expenses:
Cost of sales	4.420	11,809
Depreciation and depletion	8	649
Exploration and development	317	830
General & administrative:
Stock based compensation	191	15
Other	1017	1,252
Accretion of reclamation and remediation liability	119	168
	6,072	14,723
Income (loss) from operations
	(5,856)	4,440

Other income (expenses):
Interest expense	(612)	(127)
Interest and other income	1	112
Loss on sale of securities	(262)	-
Foreign exchange loss	(5)	-
Gain on warrant derivative	42	220
Total other income (expenses)	(836)	205

Income (loss) before income taxes	(6,692)	4,645

Income tax benefit (expense):

Current income tax	-	(105)

Deferred income tax	2,573	(819)

Net income (loss)	(4,119)	3,721

Other comprehensive income:
Unrealized gain (loss) on available for sale securities, net of tax	101	(248)

Comprehensive income (loss)	(4,018)	$3,473

Net income (loss) for basic earnings per share	(4,119)	$3,721

Net income (loss) for diluted earnings per share	(4,119)	$3,501

Basic earnings (loss) per share (Note 12)	(0.12)	$0.11

Diluted earnings (loss) per share (Note 12)	(0.12)	$0.10

Weighted average number of shares outstanding	34,580,243	34,129,161

Weighted average number of diluted shares outstanding	34,580,243	35,401,815

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2013 and 2012
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2013	ended March 31, 2012

Cash flows from operating activities:
Net income (loss) for the period	$(4,119)	$3,721
Adjustment to reconcile net income (loss) to net cash provided by
(used by) operating activities:
Depreciation and amortization	8	649
Deferred financing fee amortization	556	70
Accretion of reclamation and remediation liability	119	168
Foreign exchange loss (gain)	5	-
Stock based compensation	191	15
Loss on disposal of fixed assets	5	5
Accrued interest from reclamation trust fund	(3)	(5)
Loss on sale of available for sale securities	262	-
Amortization of prepaid insurance premium	-	26
Loss (gain) on warrant derivative	(42)	(220)
Deferred income tax	(2,573)	819
Changes in:
Concentrate settlement and other receivable	351	(1,330)
Inventories	(301)	182
Prepaid expenses and other assets	(139)	(98)
Accounts payable and accrued liabilities	(1,332)	639
Net cash provided by (used by) operating activities	(7,012)	4,641

Cash flows from investing activities:
Purchase of plant and equipment	(170)	(1,092)
Proceeds from the sale of available for sale securities	75	-
Sale (purchase) of short term investments	3	(20)
Net cash used in investing activities	(92)	(1,112)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	120	41
Repayment of capital leases	(248)	(93)
Net cash used in financing activities	(128)	(52)

Effects of foreign exchange on cash held
In foreign currencies	(5)	-

Net increase in cash and cash equivalents	(7,237)	3,477
Cash and cash equivalents, beginning of period	18,986	16,086
Cash and cash equivalents, end of period	$11,749	$19,563

Non cash transactions:
Receivable for the sale of available for sale securities	166	-
Acquisition of plant and equipment under capital lease	-	1,852

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2013 and year ended December 31, 2012
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

			Accumulated
			other
	Common Shares		Comprehensive
				Retained
				earnings
	Shares	Amount	Loss	(deficit)	Total

Balance, December 31, 2011	34,119,216	$84,587	$160	$(2,494)	$82,253
Issue of shares for services	20,335	85	-	-	85
Issue of shares for exercise of options	72,000	108	-	-	108
Issue of shares for exercise of warrants	280,836	915	-	-	915
Unrealized loss on marketable securities, net of tax	-	-	(698)	-	(698)
Stock-based compensation on options Granted	-	2,032	-	-	2,032
Net income for the period	-	-	-	4,085	4,085

Balance, December 31, 2012	34,492,387	$87,727	$(538)	$1,591	$88,780

Issue of shares for exercise of options	49,000	25	-	-	25
Issue of shares for exercise of warrants	55,000	126	-	-	126
Unrealized gain on marketable securities, net of tax	-	-	101	-	101
Stock-based compensation on options granted	-	191	-	-	191
Net loss for the period		-	-	(4,119)	(4,119)
Balance, March 31, 2013	34,596,387	$88,069	$(437)	$(2,528)	$85,104

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of comprehensive income (loss), cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of March 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for the three month periods ended March 31, 2013 and 2012. The operating and financial results for Revett Minerals for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2012 filed with the appropriate securities regulatory authorities.

In mid-December 2012, the Company suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine. The Company has installed seismic monitoring devices (geophones) and is working with the MSHA to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas. The Company expects to resume operations in the second quarter of 2013.

2. Changes affecting consolidated financial statements and Future accounting changes:

Accounting principles:

There were no new pronouncements issued by the FASB that may materially impact the Company’s consolidated financial statements for future periods.

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	March 31, 2013	December 31, 2012
Concentrate inventory	$1,021	$733
Material and supplies	3,792	3,779
	$4,813	$4,512

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

4. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	March 31,	December 31,
	2013	2012
Troy:
Property acquisition and development costs	$17,506	$17,506
Plant and equipment	18,469	18,387
Buildings and structures	5,640	5,553
	41,615	41,446
Rock Creek:
Property acquisition costs	34,976	34,976

Other, corporate	4,330	4,330
Other, mineral properties	118	118
	81,039	80,870
Accumulated depreciation and depletion:
Troy Property acquisition and development	(7,332)	(7,332)
costs
Troy plant and equipment	(7,416)	(7,416)
Troy buildings and structures	(1,630)	(1,630)
	(16,378)	(16,378)
Other corporate assets	(142)	(135)
	(16,520)	(16,513)
	$64,519	$64,357

The net book value of assets under capital leases at March 31, 2013 and December 31, 2012 was $2.1 million and $2.1 million, respectively.

Included in other corporate assets is Revett Holdings Inc., a wholly owned subsidiary of Revett Silver Company, which owns undeveloped real estate lands with a carrying value of $3.6 million. These lands are intended to be gifted, or otherwise transferred to the U.S. Forest Service or the State of Montana for mitigation requirements, as the Rock Creek evaluation program and mine development proceeds. The property costs for Rock Creek will be amortized when the property is placed into production, or written off if it is determined that Rock Creek cannot be developed.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

5. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at:

	March 31,	December 31,
	2013	2012

Cost	$1,756	$2,259

Unrealized loss	(673)	(827)

Fair value	$1,083	$1,432

During the quarter ended March 31, 2013, the Company sold a portion of its available for sale equity securities for approximately $241,000, $166,000 of which was included in other receivables and received in April 2013, and recognized a loss of $262,000. The Company assessed the unrealized loss at March 31, 2013 and determined it to not be other than temporary based on a review of the potential of the investment security. The securities have been in a loss position for twelve months. The Company is under no pressure to sell these remaining securities and intends to hold them at least until it recovers its cost basis.

6. Debt and capital lease obligations

(a) Capital leases and note payable:

At March 31, 2013 and December 31, 2012, the balance of the Company’s long-term debt and capital lease obligations were as follows:

	March 31,	Dec. 31,
	2013	2012
Capital leases and note payable	$2,031	$2,280
Less current portion	(971)	(991)
	$1,060	$1,289

The Company has a number of capital leases and a note payable for mining equipment for use at Troy. Scheduled minimum capital lease and note payable principle repayments at March 31, 2013 are as follows:

	Capital	Note
	Leases	Payable	Total
2013	$542	$223
2014	636	298
2015	192	199
	1,370	720

Less amount representing interest (at rates ranging from 1.6% to 4.1%)	59
Total present value of net minimum capital lease and note payable payment	1,311	720	2,031
Less current portion	755	216	971
	$556	$504	$1,060

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
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

Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its subsidiaries Troy Mine Inc. and RC Resources Inc. are the guarantors of the facility. Draws under the facility may be in the form of revolving credit loans or letters of credit. The facility is collateralized by first priority liens and security interests in the properties and assets comprising the Troy Mine Inc. and RC Resources Inc. and by Revett Minerals Inc.’s pledge of the outstanding common stock of Revett Silver Company. This agreement is subject to financial covenants regarding consolidated fixed charge coverage ratio, consolidated current ratio and consolidated tangible net worth. No funds had been drawn under the facility and no silver or copper price hedging was in place as of March 31, 2013. On February 28, 2013, primarily based upon the suspension of mining operations at the Troy Mine, the Company and Societe Generale agreed to suspend the facility for an initial six month period.

The Company paid a commitment fee and other transaction costs of $0.9 million in 2011. During the three months ended March 31, 2013, the Company expensed the remaining unamortized deferred loan fee balance of $0.6 million, which is included in interest expense, because there is no assurance that this credit facility will be renewed. For the three months ended March 31, 2012 the deferred loan amortization was $0.07 million.

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

The following table presents the reconciliation of the fair value of the warrants:

	For the three months	For the three months
	ended	ended
	March 31, 2013	March 31, 2012

Balance, beginning of period	$93	$1,170
Gain on derivatives	(42)	(220)
Value of warrants exercised	(30)	-
Balance, end of period	$21	$950

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at March 31, 2013: weighted average risk-free interest rate 0.10%, weighted average volatility 45.57%, expected dividend yield – nil, and weighted average expected life (in years) 0.4 and at March 31, 2012: weighted average risk-free interest rate 0.26%, weighted average volatility 59.44%, expected dividend yield – nil, and weighted average expected life (in years) 1.4. The fair value estimate is classified as level 2 in the fair value hierarchy.

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

During the quarter ended March 31, 2013, the Company issued 49,000 common shares on exercise of stock options and 55,000 common shares on exercise of warrants for cash proceeds of $0.120 million.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At March 31, 2013, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 6,500,000 shares of common stock. There were 1,094,500 stock options granted during the three months ended March 31, 2013 with an exercise price of $2.16, expiring on March 21, 2018. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.33%, volatility of 52.16% and an expected life of the options of 30 months to estimate the fair values of the options. The weighted average fair value per share was $0.69 for a total value of $0.8 million. These stock options vest 25% at the end of each quarter in 2013. As at March 31, 2013 and 2012, there was $0.6 million and $0, respectively, of unrecognized compensation costs relating to unvested stock options.

During the three months ended March 31, 2013, 5,000 options were cancelled or expired and 49,000 options were exercised. As of March 31, 2013 and 2012, the intrinsic value of options outstanding and exercisable was $0.5 million and $1.5 million, respectively.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Total stock-based compensation recognized during the three months ended March 31, 2013 and 2012 was $0.2 million and $0.02 million; During the three months ended March 31, 2013 and 2012, a total of $0.1 million and $0.0 million stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in general and administrative expense.

As of March 31, 2013, the following stock options were outstanding:

Options	Options	Exercise		Expiration
Granted	Exercisable	Price		Date

10,000	10,000	$4.94		June 3, 2013
10,000	10,000	2.50		November 1, 2013
35,000	35,000	4.30		December 13, 2013
10,000	10,000	4.45		February 25, 2014
34,500	34,500	0.52	CDN	March 31, 2014
10,000	10,000	4.18		April 15, 2014
16,000	16,000	0.45	CDN	April 27, 2014
110,000	110,000	0.45		September 10, 2014
15,000	15,000	1.05		November 2, 2014
30,000	30,000	1.65		December 30, 2014
237,000	237,000	2.15		March 15, 2015
20,000	20,000	2.50		November 1, 2015
789,500	789,500	4.98		March 21, 2016
2,500	2,500	5.93		April 8, 2016
10,000	10,000	4.17		September 12, 2016
1,029,500	1,029,500	4.18		April 1, 2017
20,000	20,000	3.77		May 3, 2017
1,094,500	273,625	2.16		March 21, 2018
3,483,500	2,662,625	$2.86

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at March 31, 2013 for the purchase of common shares of Revett Minerals:

Number	Exercise price	Expiration

37,011	CDN $ 1.75	August 24, 2013
1,071,427	US $ 1.81	August 24, 2013
1,108,438

During the three months ended March 31, 2013, no new warrants were issued and 55,000 warrants were exercised. During the three months ended March 31, 2012, no warrants were issued or exercised.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

9. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012

Reclamation and remediation liability beginning of period	$5,597	$7,955
Accretion expense	119	168
Ending balance	$5,716	$8,123

b) Rock Creek Development

Rock Creek is a development-stage copper and silver deposit located in Sanders County, Montana, approximately sixteen air miles from the Troy Mine. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, 5 tunnel site claims, 85 mill site claims and 1,427 acres of fee land, 673 of which will likely be used as habitat replacement (mitigation) for grizzly bears. The patented claims lying within the Cabinet Mountain Wilderness Area convey title to mineral rights and untitled surface rights; the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983 and occupy an area of approximately 1,809 acres. All of the Rock Creek Project mining claims are in good standing.

The first phase of development at Rock Creek is the completion of a planned two year evaluation program, estimated to cost around $25 million, to determine if it is economical to develop the mineral deposit. The proposed evaluation program will include the development of an evaluation adit to collect additional technical information on the deposit, additional infill drilling to establish and confirm resource estimates, geotechnical design studies, bulk sampling of the mineralization for use in metallurgical testing, and hydrologic investigations. The evaluation program is subject to receipt of permits and approvals from the various federal and state agencies having jurisdiction over the project. In addition to permitting approval, the Company will also be required to satisfy certain mitigation requirements before it can develop the adit, which will include procurement of a reclamation bond and funding of a grizzly bear mitigation plan, design and construction of a water treatment facility and construction of improvements to the road leading to the evaluation adit site.

The permitting process is complex. The deposit is partially located under United States Forest Service (the “Forest Service”) land (within the Kootenai National Forest) and under the Cabinet Mountains Wilderness Area, Federal and State approval is required to explore and develop the Rock Creek deposit. In 2001, the Forest Service issued the Final Environmental Impact Statement (“Final EIS”) under the National Environmental Policy Act (“NEPA”). In 2003, the Forest Service and the Montana Department of Environmental Quality (the “DEQ”) issued a joint administrative decision approving our proposed plan of operations at the Rock Creek Project (the “Record of Decision”). The Record of Decision was based primarily on the findings in the Final EIS and a companion Biological Opinion issued by the U.S. Fish and Wildlife Service (“USFWS”) in 2003 pursuant to the requirements of the Endangered Species Act (“ESA”). Although subsequently challenged by several regional and national environmental groups under NEPA and the ESA, the Biological Opinion was ultimately upheld in a November 2011 ruling by the Ninth Circuit Court of Appeals. The Company is currently working with the Forest Service to develop a Supplemental EIS to comply with the Federal District Court’s NEPA opinion in May 2010. If the Company is required to submit a modified plan of operation for the Rock Creek Project in order to comply with NEPA, it could delay development and possibly engender additional legal challenges and appeals.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
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

Fixed Forward Contracts

At December 31, 2012, the Company had forward contracts to sell 0.7 million pounds of copper at an average price of $4.00 per pound which matures in February 2013. All contracts were with the Company’s customer and were designated as normal purchase and sale contracts. Accordingly, the effects of these contracts were accounted for in the period they were settled. There are no forward contracts outstanding at March 31, 2013.

Warrant Derivative Liabilities

Some of the Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability on the consolidated balance sheets and recognized at fair value. See discussion of the warrant derivative liabilities in note 7.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The following summarizes classification of the fair value of the derivative instruments as of March 31, 2013 and December 31, 2012:

	March 31,	December
	2013	31, 2012

Concentrate settlement and other receivables	$-	$(628)
Warrant derivative liabilities	(21)	(93)

The following represent mark-to-market gains on derivative instruments during the three months March 31, 2013 and 2012:

	2013	2012

Revenue	$628	$431
Gain on warrant derivatives	42	220

11. Fair Value of Financial Instruments

At March 31, 2013, the Company did not have any forward contracts to sell silver or copper.

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
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at March 31, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$11,749	$11,749	$-	$-
Short term investments	9,261	9,261	-	-
Available for sale securities	1,083	1,083	-	-
Warrant derivatives liability	(21)	-	(21)	-

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$18,986	$18,986	$-	$-
Short term investments	9,264	9,264	-	-
Available for sale securities	1,432	1,432	-	-
Concentrate receivable embedded derivative	(628)	-	(628)	-
Warrant derivatives liability	(93)	-	(93)	-

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

The Company’s concentrate receivable embedded derivative, which includes provisionally priced sales, are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, and correlations of such inputs. Such instruments are typically classified within Level 2 of the fair value hierarchy.

The warrant derivative liability is valued using an option pricing model, which requires a variety of inputs. Such instruments are typically included in Level 2.

12. Income Taxes

For the three months ended March 31, 2013, the Company reported an income tax benefit of approximately $2.6 million compared to an income tax expense of $0.9 million for the three months ended March 31, 2012. The following table summarizes the components of the Company’s income tax (benefit) provision:

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Federal:
Current	$-	$105
Deferred	(2,303)	734
Total	(2,303)	839
State:
Current	-	-
Deferred	(270)	85
Total	$(2,573)	$924

The income tax expenses for the three months ended March 31, 2013 and 2012 varies from the statutory rate primarily because of depletion, change in valuation allowance for net deferred tax assets and the Company’s foreign entity. The Company has US net operating loss carry forward which expire at various dates between 2019 and 2029. Montana state net operating losses that expire at various dates between 2013 and 2016, and Canadian net operating losses expire at various dates between 2014 and 2031.

13. Comprehensive income

The components of other comprehensive income for the three months ended March 31, are as follows:

	2013	2012

Unrealized loss on available for sale securities before tax	$(108)	$(381)

Deferred tax effect	38	133

Unrealized loss on available for sale securities, net of tax	(70)	(248)

Reclassification of net loss on sale included in net income	262	-
Related deferred tax effect	(91)	-
Unrealized gain (loss) on available for sale securities, net of tax	$101	$(248)

Revett Minerals Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

14. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2013, and 2012 (thousands, except per-share amounts).

	March 31,	March 31,
	2013	2012
Numerator

Net income (loss) for basic earnings per share	$(4,119)	$3,721
Gain on warrant derivative associated with dilutive
warrants	-	(220)
Net income (loss) for diluted earnings per share	$(4,119)	$3,501
Denominator
Basic weighted average common shares	34,580,243	34,129,161
Dilutive stock options and warrants	-	1,272,654
Diluted weighted average common shares	34,580,243	35,401,815

Basic income (loss) per share	$(0.12)	$0.11

Diluted income (loss) per share	$(0.12)	$0.10

For the quarter ended March 31, 2012, the gain on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the gain would not have been recognized had the warrants been converted at the beginning of the period.

For the quarter ended March 31, 2013, options and warrants to purchase 4,591,930 shares of the Company’s common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 913,000 shares of the Company’s common stock were excluded from the computation of diluted earnings per share for the quarter ended March 31, 2012. The exercise price of these options exceeded the average price of the Company’s stock during these periods and the options were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations as at May 9, 2013

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three month period ended March 31, 2013 should be read in conjunction with the unaudited interim financial statements and notes as at and for the three months ended March 31, 2013 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2012 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three Months Ended March 31, 2013

As at May 9, 2013, the Company owns a 100% interest in Revett Silver Company (“Revett Silver”), which in turn owns 100% of Troy Mine Inc., RC Resources Inc., Revett Exploration Inc. and Revett Holdings Inc. (Both Revett Exploration Inc. and Revett Holdings Inc. were created in 2012.) Rock Creek is a development stage silver and copper property located in northwest Montana. Troy is an operating silver and copper mine also located in northwest Montana.

In mid-December 2012, the Company suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine. The Company has installed seismic monitoring devices (geophones) and is working with Mine Safety and Health Administration (“MSHA”) to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas. Current underground operations include development activities which are designed to re-establish access to the recent producing areas of the ore body. The life-of-mine, based on reported resevres, is estimated to be 8 years. The Company expects to resume operations in the second quarter of 2013.

Overall Performance

As at March 31, 2013 the Company has cash and short-term investments on hand of $21.0 million. Due to the suspension of mining operations during the first quarter of 2013 we were unable to generate production revenues, which resulted in a net loss. For the three month period ended March 31, 2013, the Company reported a net loss after taxes of $4.1 million or $0.12 a share compared to net income after taxes of $3.7 million or $0.11 per share for the three months ended March 31, 2012.

Results of Operations for the Three Months Ended March 31, 2013 compared to the same period in 2012.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended March 31, 2013, with a comparison to the same three month period in 2012

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012
Tons milled	-	331,523
Tons milled per day	-	3,684
Copper grade (%)	-	0.40
Silver grade (opt)	-	1.12
Copper recovery (%)	-	86.0
Silver recovery (%)	-	87.0
Copper produced (lbs)	-	2,249,111
Silver produced (ozs)	-	324,375

In mid-December 2012, we suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine. We have since installed seismic monitoring devices (geophones) and are working with MSHA to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas. Because of this, we did not mine or process any ore in the first quarter of 2013.

During the first quarter of 2013 the Troy Mine developed plans to access certain unaffected areas in the mine and have submitted these plans to MSHA for approval. These plans include new haulage access, dewatering, ventilation and placement of electrical utilities In addition to underground activities, preventive maintenance and re[pairs of related mining and milling equipment has continued in preparation to resume operations. We expect to resume mining activities in the second quarter of 2013.

Financial Results:

a)

Revenue: Revenue for the first quarter of 2013 reflects the settlement of some outstanding invoices and the mark to market adjustment from December 31, 2012. There was no invoicing for concentrate sales during the first quarter of 2013 due to the suspension of mining activities described above. During the quarter ended March 31, 2012, the LME price of copper and silver averaged $3.77 per pound and $32.65 per ounce, respectively. Metal sales during the first quarter of 2012 were 2.2 million pounds of copper and 296,755 ounces of silver.

b)

Cost of Sales: The cost of sales associated with the first quarter 2013 was $4.4 million, a decrease of 63% when compared to the first quarter of 2012. The 2013 spending reflects the efforts to design a plan to resume mining operations and to maintain our staffing levels as we did not layoff any employees during the first quarter of 2013.

c)

Depreciation and depletion: For the first quarter of 2013, these non-cash charges are significantly lower than the first quarter of 2012. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of the suspension of mining operations resulted in no depreciation expense for the Troy Mine.

d)

Exploration and development: This expense includes $0.05 million for exploration spending around the Troy Mine and $0.3 million spending for Rock Creek. The spending in 2013 is much lower than 2012 ($0.8 million) due to efforts to conserve cash during the first quarter of 2013.

e)

General and administration costs: The decrease in the corporate administration costs during the first quarter of 2013 is a result of efforts to conserve cash due to suspension of mining activities at the Troy Mine.

f)	Net loss: The net loss for the first quarter 2013 reflects the suspension of mining activities at the Troy Mine.

Summarized Financial Results by Quarter

	2011	2011	2011	2012	2012	2012	2012	2013
	Q2	Q3	Q4	Q1	2Q	3Q	4Q	1Q
Cu Production (million lbs)	3.0	3.3	2.4	2.2	1.9	2.4	1.0	-
Ag Production (000’s ozs)	343	403	300	292	278	348	161	-
Total Sales (millions)	$18.8	$16.7	$21.9	$19.2	$13.5	$19.4	$7.2	$0.2
Cash Flow from Operations before changes in working capital (1) (millions)	$7.4	$8.3	$9.1	$7.5	$3.5	$7.5	$(0.2)	$(4.7)
Net Income (loss) (millions)	$7.9	$2.9	$5.6	$3.7	$(2.2)	$4.4	$(1.8)	($4.1)
EPS- Basic	$0.23	$0.08	$0.17	$0.11	$(0.7)	$0.13	$(0.05)	$(0.12)
EPS- Fully diluted	$0.16	$0.07	$0.16	$0.10	$(0.7)	$0.12	$(0.05)	$(0.12)
Cash and Cash Equivalents & Short term Investments (millions)	$14.7	$19.9	$25.2	$28.7	$30.0	$32.6	$28.3	$21.0
Total Assets ending (millions)	$92.1	$96.7	$103.4	$109.9	$108.6	$115.6	$108.0	$100.2
Total liabilities (millions)	$18.4	$20.3	$21.1	$24.1	$22.4	$24.7	$19.2	$15.1
Total Equity (millions)	$73.7	$76.4	$82.3	$85.8	$86.2	$90.9	$88.8	$85.1

(1) This is a non-GAAP measurement. These amounts reflect the net cash flow from the Troy Mine before capital spending, equipment payments and changes in working capital.

Financing Activities

During the first quarter of 2013, the Company did not enter into any new capital leases or notes payable. The Company has the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease and note payable obligations	$2,128	$777	$1,351	-	-
Long term reclamation Costs	10,750	-	-	-	$10,750
Total contractual obligations	$12,878	$777	$1,351	-	$10,750

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2013 and many may be renewed annually. The obligations in 2013 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At March 31, 2013, working capital was $22.5 million, including cash and short-term investments of $21.0 million. At March 31, 2013, concentrate receivable and other receivables was $0.2 million compared to $0.4 million at December 31, 2012 and copper concentrate inventory was $1.0 million compared to $0.7 million at December 31, 2012.

Declines in copper and silver prices along with delays in production may erode the Company’s cash and working capital position.

Off Balance Sheet Arrangements

Royal Gold, Inc. holds a 3% gross smelter royalty on a defined area of production from Troy Mine and a 1% net smelter royalty on production from Rock Creek pursuant to the terms of an amended royalty agreement dated October 13, 2009.

Related Party Transactions

Trafigura AG is the sole purchaser of the silver and copper concentrate we produce at Troy. It is also the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. During the three months ended March 31, 2013 and 2012, Trafigura AG paid us $0.0 million and $19.2 million for our concentrate, respectively. We believe the terms and conditions of these sales are neither more favorable nor less favorable to us than the terms and conditions we could have obtained from concentrate purchasers who are not also related parties.

Proposed Transactions

There were no proposed transactions during the first three months of 2013.

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

       Operations at Troy are currently suspended. In mid-December 2012, we suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine. We have installed seismic monitoring devices (geophones) and are working with MSHA to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas. We expect to resume operations in the second quarter of 2013. If we are not able to resume operations, we will necessarily have to consider other alternatives. This could have a material and adverse effect on our business and financial condition.

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

       Legal challenges could prevent us from ever developing Rock Creek. Our proposed development of Rock Creek has been challenged by several regional and national conservation groups at various times subsequent to the Forest Service’s initial issuance of a Record of Decision approving our plan of operation in 2003.  Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897 and the Administrative Procedural Act.  Although we have generally successfully addressed these challenges, we were directed by a Federal District Court in May 2010 to produce a Supplemental EIS to address NEPA procedural deficiencies identified by the court. We cannot predict with any degree of certainty how possible future challenges will be resolved.  Rock Creek is potentially the more significant of our two mining assets.  New court challenges to the Supplemental EIS and Record of Decision may delay us from proceeding with our planned development at Rock Creek.  If we are successful in completing the supplemental EIS and defending any challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek.

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

As at March 31, 2013, the Company had no contracts outstanding to sell silver or copper

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of March 31, 2013. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at March 31, 2013 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II: Other Information

Item 1: Legal Proceedings

There have been no material changes with regard to legal proceedings which are reported in the December 31, 2012 Form 10-K.

Item 2: Unregistered sales of equity securities and Use of proceeds

Not Applicable

Item 3: Defaults Upon Senior Securities

Not Applicable

Item 4: Mine Safety Disclosure

Our operations at the Troy Mine are subject to health, safety and other standards imposed under the federal Mine Safety and Health Act of 1977 (“FMSHA”) and regulations promulgated thereunder. FMSHA is administered by the Mine Safety and Health Administration (“MSHA”).

During the three months ended March 31, 2013 MSHA did not issue any citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties of $22,348 for violations.

There were no mining fatalities at the Troy Mine during the three months ended March 31, 2013, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA.

We are a party to eight pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us, five actions are contests of proposed penalties and three are pre-penalty Notices of Contest. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessme nts Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violation s Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24- 01467	0	0	0	0	0	$22,348	0	No	No	8	1	2

Item 5: Other Information

Not Applicable

Item 6: Exhibits

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

REVETT MINERALS INC.

Date: May 9, 2013	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: May 9, 2013	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer