Form 10-Q
period 2013-06-30
Revett Minerals Inc.
filed 2013-08-08
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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
[   ] yes [X] No

At August 8, 2013, 34,596,387 shares of common stock were issued and outstanding.

INDEX

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries
Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at June 30, 2013 and December 31, 2012
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012

Assets
Current Assets
Cash and cash equivalents	$8,392	$18,986
Short-term investments	6,654	9,264
Concentrate settlement and other receivables	5	363
Inventories	4,466	4,512
Deferred income tax asset	14	432
Prepaid expenses and deposits	874	1,228
Total current assets	20,405	34,785
Property, plant, and equipment (net)	64,563	64,357
Restricted cash	6,539	6,533
Available for sale securities	530	1,432
Other long term assets	652	863

Total assets	$92,689	$107,970

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$712	$2,129
Payroll liabilities	663	872
Income, property and mining taxes	852	1,975
Other accrued payable	352	301
Current portion of capital lease obligations and note payable	953	991
Total current liabilities	3,532	6,268

Long term portion of capital lease obligations and note payable	829	1,289
Reclamation and remediation liability	5,836	5,598
Deferred income taxes	864	5,942
Warrant derivative liability	-	93
Total liabilities	11,061	19,190

Commitments and contingencies (note 9)

Shareholders' equity
Preferred stock, no par value, unlimited authorized, no shares issued and outstanding	-	-
Common stock, no par value unlimited authorized, 34,596,387 and 34,492,387 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	88,211	87,727
Accumulated other comprehensive loss, net of tax	-	(538)
Retained earnings (deficit)	(6,583)	1,591
Total equity	81,628	88,780

Total liabilities and shareholders’ equity	$92,689	$107,970

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive income (loss)
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

		Three month	Three month	Six month	Six month
		period ended	period ended	period ended	period ended
		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues		$-	$13,490	$216	$32,653
Expenses:
Cost of sales		-	10,425	-	22,234
Troy Mine suspension related costs		3,919	-	8,339	-
Depreciation and depletion		8	666	16	1,315
Exploration and development		322	1,165	639	1,995
General & administrative:
Stock based compensation		142	2,016	333	2,032
Other		784	1,534	1,801	2,782
Accretion of reclamation and remediation liability		119	169	238	338
		5,294	15,975	11,366	30,696
Income (loss) from operations
		(5,294)	(2,485)	(11,150)	1,957

Other income (expenses):
Interest expense		(60)	(89)	(672)	(217)
Interest and other income		15	102	11	213
Loss on available for sale securities		(1,114)	(90)	(1,376)	(90)
Gain on warrant derivative		21	323	63	543
Total other income (expenses)		(1,138)	246	(1,974)	449

Income (loss) before income taxes		(6,432)	(2,239)	(13,124)	2,406

Income tax benefit (expense):

Current income tax benefit (expense)		-	(226)	-	(331)

Deferred income benefit (expense)		2,377	238	4,950	(581)

Net income (loss)		$(4,055)	$(2,227)	$(8,174)	$1,494

Other comprehensive income (loss)		437	(230)	538	(478)

Comprehensive income (loss)		(3,618)	$(2,457)	$(7,636)	$1,016

Net income (loss) for basic earnings per share		(4,055)	$(2,227)	$(8,174)	$1,494

Net income (loss) for diluted earnings per share		(4,055)	$(2,227)	$(8,174)	$951

Basic earnings (loss) per share		$(0.12)	$(0.07)	$(0.24)	$0.04

Diluted earnings (loss) per share	$	(0.12)	$(0.07)	$(0.24)	$0.03

Weighted average number of shares outstanding		34,596,387	34,183,265	34,587,785	34,156,213

Weighted average number of diluted shares outstanding		34,596,387	34,183,265	34,587,785	35,331,019

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Six month	Six month
	period ended	period ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net income (loss) for the period	$(8,174)	$1,494
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16	1,315
Deferred financing fee amortization	556	139
Accretion of reclamation and remediation liability	238	338
Loss on impairment of available for sale securities	969	-
Stock based compensation	333	2,117
Loss (gain)on disposal of fixed assets	(22)	5
Accrued interest from reclamation trust fund	(6)	(8)
Amortization of prepaid insurance premium	-	52
Gain on warrant derivative	(63)	(543)
Deferred income tax	(4,950)	581
Loss on sale of securities	407	90
Changes in:
Concentrate settlement and other receivable	357	1,344
Inventories	33	284
Prepaid expenses and other assets	10	(245)
Accounts payable and accrued liabilities	(2,697)	45
Net cash provided (used) by operating activities	(12,993)	7,008

Cash flows from investing activities:
Purchase of plant and equipment	(222)	(2,430)
Proceeds from the sale of short term investments	2,610	-
Other long term assets	-	2
Proceeds from the sale of fixed assets	35	-
Proceeds from sale of available for sale securities	352	184
Purchase of short term investments	-	(80)
Net cash provided (used) in investing activities	2,775	(2,324)

Cash flows from financing activities:
Proceeds from the exercise of options and warrants, net	120	439
Repayment of capital leases and note payable	(496)	(328)
Net cash provided (used) by financing activities	(376)	111

Net increase (decrease) in cash and cash equivalents	(10,594)	4,795
Cash and cash equivalents, beginning of period	18,986	16,086
Cash and cash equivalents, end of period	$8,392	$20,881

Non cash transactions:
Common stock issued for services	-	85
Acquisition of plant and equipment under capital lease	-	1,852

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Six months ended June 30, 2013 and year ended December 31, 2012
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

			Accumulated
			other
			Comprehensive
	Common Shares		Income
				Retained
				earnings
	Shares	Amount	(Loss)	(deficit)	Total

Balance, December 31, 2011	34,119,216	$84,587	$160	$(2,494)	$82,253
Issue of shares for services	20,335	85	-	-	85
Issue of shares for exercise of options	72,000	108	-	-	108
Issue of shares for exercise of warrants	280,836	915	-	-	915
Unrealized loss on marketable securities, net of tax	-	-	(698)	-	(698)
Stock-based compensation on options Granted	-	2,032	-	-	2,032
Net income for the period	-	-	-	4,085	4,085

Balance, December 31, 2012	34,492,387	$87,727	$(538)	$1,591	$88,780

Issue of shares for exercise of options	49,000	25	-	-	25
Issue of shares for exercise of warrants	55,000	126	-	-	126
Reclassification of loss on marketable securities included in net income	-	-	538	-	538
Stock-based compensation on options granted	-	333	-	-	333
Net loss for the period	-	-	-	(8,174)	(8,174)
Balance, June 30, 2013	34,596,387	$88,211	$-	$(6,583)	$81,628

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation:

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of June 30, 2013, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2013 and 2012. The operating and financial results for Revett Minerals for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

The Company’s liquidity position is directly related to the level of concentrate production, the cost of this production and the provisional and final prices received for the copper and silver in concentrate that is sold. In mid-December 2012, the Company suspended underground mining and milling operations at Troy because of unstable and unsafe ground conditions in the mine. In May 2013, due to the unexpected discovery of ground fall and structural damage along the Lower Quartzite “A Drive”, the Company has focused its efforts to re-establish access to the Lower Quartzite haulage route through the “D Drive”, approximately 300 feet east of the “A Drive”. If the “D Drive” is not successful in re-establishing access to the Lower Quartzite haulage route, which would enable operations to recommence in the fourth quarter 2013, the Company would have to undertake alternative development plans that would require capital in excess of current working capital.

The Company continues to have preliminary discussions with interested parties in obtaining additional capital, however, no assurance can be given that these efforts will prove to be successful. Given current market conditions, the Company may experience difficulties in raising sufficient external financing to meet its obligations and provide access to Troy mine ore reserves. Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending has been placed on hold.

2. Changes affecting consolidated financial statements and future accounting changes:

Accounting principles:

(a) Future accounting changes

There were no new pronouncements issued by the FASB that are expected to materially impact the Company’s consolidated financial statements for future periods.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	June 30, 2013	December 31, 2012
Concentrate inventory	$791	$733
Material and supplies	3,675	3,779
	$4,466	$4,512

The concentrate inventory was written down to net realizable value at June 30, 2013. The write down was $0.2 million.

4. Property, Plant and Equipment

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	June 30, 2013	December 31, 2012
Troy:
Property acquisition and development costs	$17,506	$17,506
Plant and equipment	17,887	18,387
Buildings and structures	5,677	5,553
	41,070	41,446
Rock Creek:
Property acquisition costs	34,976	34,976

Other, corporate	4,330	4,330
Other, mineral properties	118	118
	80,494	80,870
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(7,332)	(7,332)
Troy plant and equipment	(6,819)	(7,416)
Troy buildings and structures	(1,630)	(1,630)
	(15,781)	(16,378)
Other corporate assets	(150)	(135)
	(15,931)	(16,513)
	$64,563	$64,357

The net book value of assets under capital leases at June 30, 2013 and December 31, 2012 was $2.1 million and $2.1 million, respectively. At June 30, 2013, there is $0.4 million of construction in progress included in the Troy buildings and structures which are not subject to depreciation until these assets are placed into service.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

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

5. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at:

	June 30,	December 31,
	2013	2012

Cost	$1,499	$2,259
Other than temporary impairment charge	(969)	-
Unrealized loss	-	(827)
Fair value	$530	$1,432

During the three and six months ended June 30, 2013, the Company sold a portion of its available for sale equity securities for gross proceeds of approximately $0.1 million and $0.4 million, respectively, and recognized a loss of $0.1 million and $0.4 million, respectively, and in 2012 the Company sold a portion of its available for sale equity securities for gross proceeds of approximately $0.2 million and recognized a loss of $0.1 million. In addition, the Company recognized an other than temporary impairment charge of $1.0 million during the three months ended June 30, 2013.

6. Long-term debt

(a) Capital leases and note payable:

At June 30, 2013 and December 31, 2012, the balance of the Company’s note payable and capital lease obligations were as follows:

	June 30,	Dec. 31,
	2013	2012
Capital leases and note payable	$1,782	$2,280
Less current portion	(953)	(991)
	$829	$1,289

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The Company has a number of capital leases and a note payable for mining equipment for use at Troy. Scheduled minimum capital lease and note payable principle repayments at June 30, 2013 are as follows:

	Capital	Note
	Leases	Payable	Total
July 1, 2013 to June 30, 2014	$676	$293
July 1, 2014 to June 30, 2015	510	305
July 1, 2015 to June 30, 2016	-	51
	1,186	649
Less amount representing interest (at rates ranging from 1.6% to 4.1%)	53
Total present value of net minimum capital lease and note payable payment	1,133	649	1,782

Less current portion	661	292	953
	$472	$357	$829

(b) Revolving credit facility:

On December 10, 2011, the Company entered into a revolving credit agreement with Societe Generale for a $20.0 million credit facility which was subject to interest at the London Interbank Offered Rate (“LIBOR”) plus 350 basis points for an initial three year term. On February 28, 2013, primarily based upon the suspension of mining operations at the Troy Mine, the Company and Societe Generale agreed to suspend the facility for an initial six month period.

Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its subsidiaries Troy Mine Inc. and RC Resources Inc. are the guarantors of the facility. Draws under the facility may be in the form of revolving credit loans or letters of credit. The facility is collateralized by first priority liens and security interests in the properties and assets comprising the Troy Mine Inc. and RC Resources Inc. and by Revett Minerals Inc.’s pledge of the outstanding common stock of Revett Silver Company. This agreement is subject to financial covenants regarding consolidated fixed charge coverage ratio, consolidated current ratio and consolidated tangible net worth. No funds had been drawn under the facility and no silver or copper price hedging was in place as of June 30, 2013.

The Company paid a commitment fee and other transaction costs of $0.9 million in 2011. During the quarter ended March 31, 2013, the Company expensed the remaining unamortized deferred loan fee balance of $0.6 million, which is included in interest expense, because there is no assurance that this credit facility will be renewed.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The following table presents the reconciliation of the fair value of the warrants:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Balance, beginning of period	$21	$950	$93	$1,170
Gain on derivatives	(21)	(323)	(63)	(543)
Value of warrants exercised	-	(412)	(30)	(412)
Balance, end of period	$-	$215	$-	$215

These common share purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at June 30, 2013: weighted average risk-free interest rate 0.03%, weighted average volatility 105.18%, expected dividend yield – nil, and weighted average expected life (in years) 0.12 and at June 30, 2012: weighted average risk-free interest rate 0.21%, weighted average volatility 55.63%, expected dividend yield – nil, and weighted average expected life (in years) 1.2. The fair value estimate is classified as level 2 in the fair value hierarchy.

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

During the six months ended June 30, 2013, the Company issued 49,000 common shares on exercise of stock options for cash proceeds of $0.03 million and issued 55,000 common shares on the exercise of warrants for cash proceeds of $0.1 million.

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At June 30, 2013, no preferred stock was issued or outstanding.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 6,500,000 shares of common stock. There were 1,094,500 stock options granted during the six months ended June 30, 2013 with an exercise price of $2.16, expiring on March 21, 2018. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.33%, volatility of 52.16% and an expected life of the options of 30 months to estimate the fair values of the options. The weighted average fair value per share was $0.69 for a total value of $0.8 million. These stock options vest 25% at the end of each quarter in 2013. As at June 30, 2013 and 2012, there was $0.3 million and $0, respectively, of unrecognized compensation costs relating to unvested stock options that will be recognized within the next six months.

During the three and six months ended June 30, 2013, 135,000 options were cancelled or expired and 49,000 options were exercised. During the quarter ended June 30, 2013, vesting provisions of 237,750 options granted in the first quarter of 2013 were accelerated. As of June 30, 2013 and 2012, the intrinsic value of options outstanding and exercisable was $0.03 million and $1.0 million, respectively.

Total stock-based compensation recognized during the three and six months ended June 30, 2013 was $0.1 million and $0.2 million, respectively. Total stock based compensation recognized during the three and six months ended June 30, 2012 was $2.0 million and $2.0 million, respectively.

During the three and six months ended June 30, 2013, a total of $0.1 million and $0.3 million stock option compensation (2012 - $0.0 million and $1.4 million, respectively) was attributable to the Troy Mine employees and is included in the amounts reported in general and administrative expense.

As of June 30, 2013, the following stock options were outstanding:

Options	Options	Exercise		Expiration
Granted	Exercisable	Price		Date

10,000	10,000	2.50		November 1, 2013
35,000	35,000	4.30		December 13, 2013
687,000	687,000	3.40		December 31, 2013
10,000	10,000	4.45		February 25, 2014
34,500	34,500	0.52	CDN	March 31, 2014
10,000	10,000	4.18		April 15, 2014
10,000	10,000	0.45	CDN	April 27, 2014
85,500	85,500	3.55		May 31, 2014
110,000	110,000	0.45		September 10, 2014
15,000	15,000	1.05		November 2, 2014
30,000	30,000	1.65		December 30, 2014
204,000	204,000	2.15		March 15, 2015
20,000	20,000	2.50		November 1, 2015
592,000	592,000	4.98		March 21, 2016
2,500	2,500	5.93		April 8, 2016
744,500	744,500	4.18		April 1, 2017
20,000	20,000	3.77		May 3, 2017
742,500	341,250	2.16		March 21, 2018
3,362,500	2,991,250	$3.50

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at June 30, 2013 for the purchase of common shares of Revett Minerals:

Number	Exercise price	Expiration

37,011	CDN $ 1.75	August 24, 2013
1,071,427	US $ 1.81	August 24, 2013
1,108,438

No warrants were exercised or expired during the three months ended June 30, 2013. During the six months ended June 30, 2013, there were 55,000 warrants exercised and no warrants expired. During the three and six months ended June 30, 2012, there were 244,836 warrants exercised and no warrants expired.

9. Commitments and Contingencies a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Reclamation and remediation liability beginning of period	$5,598	$7,955
Accretion expense, year to date	238	338
Ending balance	$5,836	$8,293

b) Rock Creek Development

Rock Creek is a development-stage silver and copper deposit located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana and sixteen air miles southeast of Troy. The project comprises 99 patented lode-mining claims, 370 unpatented lode- mining claims, five tunnel site claims, 85 mill site claims and approximately 754 acres of fee land. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only; the claims lying outside the wilderness area convey both mineral and surface rights. The patented claims were legally surveyed in 1983, patented in 1989, and occupy an area of approximately 1,809 acres.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Development activities at Rock Creek are conducted through RC Resources Inc., a wholly-owned Montana subsidiary of Revett Silver Company. RC Resources Inc. is also the record holder of the patented and unpatented mining claims comprising the project, as well as certain fee lands in the immediate area.

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

The Record of Decision was challenged by a number of national and regional conservation groups. In May 2010 both the Record of Decision and Final EIS were remanded back to the Forest Service by the federal district court for completion of a supplemental EIS to address specified NEPA deficiencies. All challenges to the Biological Opinion were dismissed by the federal district court, a decision that was subsequently upheld by the Ninth Circuit Court of Appeals in November 2011. The Company is currently working with the Forest Service to develop a Supplemental EIS to comply with the Federal District Court’s NEPA opinion in May 2010.

Although the Company believes that it will ultimately receive environmental and operating permits, it is possible that successful challenges could delay or prevent the Company from developing the Rock Creek project which could result in the write-down of the carrying value related to the Rock Creek property.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

c) Other Properties.

We also own two unpatented claim groups in nearby areas of Sanders County, the Vermillion River and the Sims Creek properties, which comprise approximately 1,660 acres and are located approximately 25 miles southeast of Rock Creek. Limited drilling was conducted by the previous owner of the Vermillion River claim group. The Sims group is untested. These claims are held by Revett Exploration, Inc., a wholly-owned Montana subsidiary of Revett Silver Company.

In addition, we currently own approximately 673 acres of fee land that will be used primarily for mitigation as the Rock Creek project is developed. This land and other current and future holdings that are not essential to our day-to-day mining operations are or will be held by Revett Holdings, Inc., a wholly-owned Montana subsidiary of Revett Silver Company. Certain of these lands may later be selected for management under the Revett Foundation according to a best-use philosophy.

10. Derivative instruments

Concentrate Sales Contracts

The Company enters into concentrate sales contracts with a third-party buyer. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded in Concentrate settlement and other receivables on the consolidated balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

Fixed Forward Contracts

At December 31, 2012, the Company had forward contracts to sell 0.7 million pounds of copper at an average price of $4.00 per pound which matured in February 2013. All contracts were with the Company’s customer and were designated as normal purchase and sale contracts. Accordingly, the effects of these contracts were accounted for in the period they were settled. There are no forward contracts outstanding at June 30, 2013.

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The following summarizes classification of the fair value of the derivative instruments as of June 30, 2013 and December 31, 2012:

	June 30,	December
	2013	31, 2012

Concentrate settlement and other receivables	$-	$(628)
Warrant derivative liabilities	-	(93)

The following represent mark-to-market gains on derivative instruments during the six months June 30, 2013 and 2012:

	For the	For the
	three	three	For the six	For the six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue	$-	$34	$628	$465
Gain on warrant derivatives	21	323	63	543

11. Fair Value of Financial Instruments

At June 30, 2013, the Company did not have any forward contracts to sell silver or copper.

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
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at June 30, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$8,392	$8,392	$-	$-
Short term investments	6,654	6,654	-	-
Available for sale securities	530	530	-	-

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$18,986	$18,986	$-	$-
Short term investments	9,264	9,264	-	-
Available for sale securities	1,432	1,432	-	-
Concentrate receivable embedded derivative	(628)	-	(628)	-
Warrant derivatives liability	(93)	-	(93)	-

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

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

12. Income Taxes

The following table summarizes the components of the Company’s income tax provision (benefit) for the three and six months ended June 30, 2013 and 2012:

	Three months	Three month	Six months	Six months
	ended	ended	ended	ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Federal:
Current	$-	$226	$-	$331
Deferred	(2,128)	(214)	(4,432)	520
Total	(2,128)	12	(4,432)	851
State:
Current	-	-	-	-
Deferred	(249)	(24)	(518)	61
Total	$(2,377)	$(12)	$(4,950)	$912

The income tax expenses for the three and six months ended June 30, 2013 and 2012 varies from the statutory rate primarily because of depletion, change in valuation allowance for net deferred tax assets and the Company’s foreign operations. The Company has US net operating loss carryforward which expire at various dates between 2024 and 2029, Montana State net operating losses that expire at various dates between 2015 and 2016, and Canadian net operating losses expire a various dates between 2014 and 2031. At December 31, 2012 the Company has United States net operating loss carry forwards of approximately $18.0 million, Montana State net operating losses of approximately $10.0 million, and Canadian net operating losses of approximately $10.4 million.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

13. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2013, and 2012 (thousands, except per-share amounts).

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June	ended June
	2013	2012	30, 2013	30, 2012
Numerator
Net income (loss)	$(4,055)	$(2,227)	$(8,174)	$1,494
Gain on warrant derivative associated with dilutive warrants	-	-	-	(543)

Net income (loss) for diluted earnings per share	$(4,055)	$(2,227)	$(8,174)	$951
Denominator
Basic weighted average common shares	34,596,387	34,183,265	34,587,785	34,156,213
Dilutive stock options and warrants	-	-	-	1,174,806

Diluted weighted average common shares	34,596,387	34,183,265	34,587,785	35,331,019

Basic income (loss) per share	$(0.12)	$(0.07)	$(0.24)	$0.04

Diluted income (loss) per share	$(0.12)	$(0.07)	$(0.24)	$0.03

For the six month periods ended June 30, 2012, the gain on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the gain would not have been recognized had the warrants been converted at the beginning of the period.

Options and warrants to purchase 4,470,938 shares of our common stock were excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2013. The exercise price of these options and warrants exceeded the average price of our stock during the period and were anti-dilutive.

Options and warrants to purchase 3,850,438 and 2,076,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2012, respectively. The exercise price of these options and warrants exceeded the average price of our stock during the period and were anti-dilutive.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

14. Comprehensive income

The components of other comprehensive income are as follows:

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June	June	June	June
	30,	30,	30,	30,
	2013	2012	2013	2012

Unrealized loss on available for sale securities before tax	$(442)	$(446)	$(550)	$(828)

Deferred tax effect	156	156	194	290

Unrealized loss on available for sale securities, net of tax	(286)	(290)	(356)	(538)

Reclassification of loss on securities included in net income (loss)	1,114	90	1,376	90
Related deferred tax effect	(391)	(30)	(482)	(30)

	$437	$(230)	$538	$(478)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations as at August 8, 2013

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three and six month periods ended June 30, 2013 should be read in conjunction with the unaudited interim financial statements and notes for the three and six months ended June 30, 2013 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2012 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Six Months Ended June 30, 2013

As at August 8, 2013, the Company owns a 100% interest in Revett Silver Company (“Revett Silver”), which in turn owns 100% of Troy Mine Inc., RC Resources Inc., Revett Exploration Inc. and Revett Holdings Inc. (Both Revett Exploration Inc. and Revett Holdings Inc. were created in 2012.) Rock Creek is a development stage silver and copper property located in northwest Montana. Troy is an operating silver and copper mine also located in northwest Montana.

In mid-December 2012, the Company suspended underground mining and milling operations at Troy because of unstable and unsafe ground conditions in the mine. The Company has installed seismic monitoring devices (geophones) and is working with Mine Safety and Health Administration (“MSHA”) to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas. Current underground operations include development activities which are designed to re-establish access to the recent producing areas of the ore body. The life-of-mine, based on reported reserves, is estimated to be 8 years. If our current efforts to re-establish access to our main mining areas is successful, the Company believes that it may be able to resume operations in the fourth quarter of 2013. However, if our current efforts are not successful in re-establishing access to the Lower Quartzite haulage route, the Company would have to undertake alternative development plans which may require capital of approximately $12 to $15 million, which is in excess of current working capital position.

Overall Performance

As at June 30, 2013 the Company has cash and short-term investments on hand of $15.0 million. Due to the suspension of mining operations during the first half of 2013 we were unable to generate production revenues, which resulted in a net loss. For the six month period ended June 30, 2013, the Company reported a net loss after taxes of $8.2 million or $0.24 a share compared to net income after taxes of $1.5 million or $0.04 per share for the six months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013 compared to the same period in 2012.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended June 30, 2013, with a comparison to the same three month period in 2012.

	Three Months Ended June 30,	Three Months Ended June 30,
	2013	2012
Tons milled	-	317,487
Tons milled per day	-	3,567
Copper grade (%)	-	0.37
Silver grade (opt)	-	1.02
Copper recovery (%)	-	83.13
Silver recovery (%)	-	86.26
Copper produced (lbs)	-	1,936,207
Silver produced (ozs)	-	278,387

In mid-December 2012, we suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine. We have since installed seismic monitoring devices (geophones) and are working with MSHA to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas. Because of this, we did not mine or process any ore in the first half of 2013.

During the first half of 2013 the Troy Mine developed plans to access certain unaffected areas in the mine and have submitted these plans to MSHA for approval. These plans include new haulage access, dewatering, ventilation and placement of electrical utilities. In addition to underground activities, preventive maintenance and repairs of related mining and milling equipment has continued in preparation to resume operations. The current plan, if executed, is to resume mining activities in the fourth quarter of 2013.

Financial Results:

a)

Revenue: There was no invoicing for concentrate sales during the second quarter of 2013 due to the suspension of mining and milling activities described above. During the quarter ended June 30, 2012, the LME price of copper and silver averaged $3.57 per pound and $29.42 per ounce, respectively. Metal sales during the first quarter of 2012 were 1.8 million pounds of copper and 260,458 ounces of silver.

b)

Cost of Sales: The Troy Mine suspension related costs associated with the second quarter 2013 was $3.9 million, a decrease of 62% when compared to the second quarter of 2012. The 2013 spending reflects the efforts to design a plan to resume mining operations and the construction of an alternative adit to access the mine.

c)

Depreciation and depletion: For the second quarter of 2013, these non-cash charges are significantly lower than the second quarter of 2012. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of the suspension of mining operations resulted in no depreciation expense for the Troy Mine.

d)

Exploration and development: This expense includes $0.02 million for exploration spending around the Troy Mine and $0.3 million spending for Rock Creek. The spending in 2013 is much lower than 2012 ($1.2 million) due to efforts to conserve cash during the second quarter of 2013.

e)

General and administration costs: The decrease in the corporate administration costs during the second quarter of 2013 is a result of efforts to conserve cash due to suspension of mining activities at the Troy Mine. Executive officer’s salary and Board of Director fees have been voluntarily reduced during the second quarter.

f)	Net loss: The net loss for the second quarter 2013 reflects the suspension of mining activities at the Troy Mine.

The table below illustrates certain key operating statistics for Troy for the six months ended June 30, 2013, with a comparison to the same six month period in 2012.

	Six Months Ended June 30,	Six Months Ended June 30,
	2013	2012
Tons milled	-	649,009
Tons milled per day	-	3,626
Copper grade (%)	-	0.38
Silver grade (opt)	-	1.07
Copper recovery (%)	-	84.4
Silver recovery (%)	-	86.76
Copper produced (lbs)	-	4,185,318
Silver produced (ozs)	-	602,762

Financial Results:

a)	Revenue: There was no invoicing for concentrate sales during the first half of 2013 due to the suspension of mining activities described above. During the quarter ended June 30, 2012, the LME price of copper and silver averaged $3.57 per pound and $29.42 per ounce, respectively. Metal sales during the first quarter of 2012 were 1.8 million pounds of copper and 260,458 ounces of silver.

b)

Cost of Sales: The Troy Mine suspension related costs associated with the first half 2013 was $8.3 million, a decrease of 62% when compared to the first half of 2012. The 2013 spending reflects the efforts to design a plan and construct an adit to resume mining operations while 2012 spending reflects regular mine operations.

c)

Depreciation and depletion: For the half of 2013, these non-cash charges are significantly lower than the first quarter of 2012. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of the suspension of mining operations resulted in no depreciation expense for the Troy Mine.

d)

Exploration and development: This expense includes $0.07 million for exploration spending around the Troy Mine and $0.6 million spending for Rock Creek for the first half of 2013. The spending in 2013 is lower than 2012 ($1.4 million) due to a temporary decreased emphasis on exploration around the Troy Mine and the lower spending related to completing the Supplemental Environmental Impact Statement for Rock Creek.

e)

General and administration costs: The decrease in the corporate administration costs during the first half of 2013 is a result of efforts to conserve cash due to suspension of mining activities at the Troy Mine.

f)

Net loss: The net loss for the first quarter 2013 reflects the suspension of mining activities at the Troy Mine along with the non-cash write off of deferred loan fees ($0.6 million) and the write down of the available for sale securities ($1.0 million).

Summarized Financial Results by Quarter

	2011	2011	2012	2012	2012	2012	2013	2013
	3Q	4Q	1Q	2Q	3Q	4Q	1Q	2Q
Cu Production (million lbs)	3.3	2.4	2.2	1.9	2.4	1.0	-	-
Ag Production (000’s ozs)	403	300	292	278	348	161	-	-
Total Sales (millions)	$16.7	$21.9	$19.2	$13.5	$19.4	$7.2	$0.2	$0.0
Cash Flow from Operations before changes in working capital (1) (millions)	$8.3	$9.1	$7.5	$3.5	$7.5	$(0.2)	$(4.7)	$(3.9)
Net Income (loss) (millions)	$2.9	$5.6	$3.7	$(2.2)	$4.4	$(1.8)	($4.1)	($4.1)
EPS- Basic	$0.08	$0.17	$0.11	$(0.7)	$0.13	$(0.05)	$(0.12)	$(0.12)
EPS- Fully diluted	$0.07	$0.16	$0.10	$(0.7)	$0.12	$(0.05)	$(0.12)	$(0.12)
Cash and Cash Equivalents & Short term Investments (millions)	$19.9	$25.2	$28.7	$30.0	$32.6	$28.3	$21.0	$15.0
Total Assets ending (millions)	$96.7	$103.4	$109.9	$108.6	$115.6	$108.0	$100.2	$92.7
Total liabilities (millions)	$20.3	$21.1	$24.1	$22.4	$24.7	$19.2	$15.1	$11.1
Total Equity (millions)	$76.4	$82.3	$85.8	$86.2	$90.9	$88.8	$85.1	$81.7

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

During the three months ended June 30, 2013 MSHA issued one citation pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties are not known for the violations.

There were no mining fatalities at the Troy Mine during the three months ended June 30, 2013, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA. There was no imminent danger orders were issued under Section 107(a) of FMSHA during the quarter.

We are a party to ten pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us, seven actions are contests of proposed penalties and three are pre-penalty Notices of Contest. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessme nts Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violation s Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24- 01467	1	0	0	0	0	$4001.0	0	No	No	10	3	1

Financing Activities

During the first six months of 2013, the Company did not enter into any new capital lease agreements. The table below represents our fixed, non-cancelable contractual obligations and commitments as of June 30, 2013:

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease obligations	$1,782	$953	$829	-	-
Long term reclamation Costs	10,750	-	-	-	10,750
Total contractual obligations	$12,532	$953	$829	-	$10,750

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2013 and many may be renewed annually. The obligations in 2013 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At June 30, 2013, working capital was $16.9 million, including cash and short-term investments of $15.0 million. At June 30, 2013, concentrate receivable and other receivables was $0.005 million compared to $0.4 million at December 31, 2012 and copper concentrate inventory was $0.8 million compared to $0.7 million at December 31, 2012.

Declines in copper and silver prices along with delays in recommencement of production may erode the Company’s cash and working capital position. The Company continues to have discussions with interested parties in possibly obtaining capital, however, no assurance can be given that these efforts will prove to be successful. Given current market conditions, the Company may experience difficulties in raising sufficient external financing to meet its obligations and provide access to Troy mine ore reserves. Because of the Company’s need to conserve cash, nearly all discretionary capital spending and exploration spending has been placed on hold.

Off Balance Sheet Arrangements

Royal Gold, Inc. holds a 3% gross smelter royalty on a defined area of production from Troy Mine and a 1% net smelter royalty on production from Rock Creek pursuant to the terms of an amended royalty agreement dated October 13, 2009.

Related Party Transactions

Trafigura AG is the sole purchaser of the silver and copper concentrate we produce at Troy. It is also the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. During the three months ended June 30, 2013 and 2012, Trafigura AG paid us $0.0 million and $13.5 million for our concentrate, respectively. We believe the terms and conditions of these sales are neither more favorable nor less favorable to us than the terms and conditions we could have obtained from concentrate purchasers who are not also related parties.

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

Operations at Troy are currently suspended. In mid-December 2012, we suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine. We have installed seismic monitoring devices (geophones) and are working with MSHA to inspect the mine and develop alternate travel and haulage routes that bypass the affected areas. If our current efforts to re-establish access to our main mining areas are successful, the Company believes that it may be able to resume operations in the fourth quarter of 2013. If we are not able to resume operations, we will necessarily have to consider other alternatives. This could have a material and adverse effect on our business and financial condition.

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

As at June 30, 2013, the Company had no contracts outstanding to sell silver or copper.

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

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $2.5 million of our short term investments are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in US dollars.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of June 30, 2013. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at June 30, 2013 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II: Other Information

Legal proceedings

There has been no material changes with regards to Legal proceedings which are reported in the December 31, 2012 Form 10-K.

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

REVETT MINERALS INC.

Date: August 8, 2013	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: August 8, 2013	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer