Form 10-Q
period 2013-09-30
Revett Minerals Inc.
filed 2013-11-07
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

At November 7, 2013, 34,596,387 shares of common stock were issued and outstanding.

INDEX

Part I – Financial Information
Item 1. Financial Statements (unaudited)

Revett Minerals Inc. and Subsidiaries

Contents

Revett Minerals Inc.
Consolidated Balance Sheets
at September 30, 2013 and December 31, 2012
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012

Assets
Current Assets
Cash and cash equivalents	$7,385	$18,986
Short-term investments	4,668	9,264
Concentrate settlement and other receivables	203	363
Inventories	4,132	4,512
Deferred income tax asset	182	432
Prepaid expenses and deposits	337	1,228
Total current assets	16,907	34,785

Property, plant, and equipment (net)	64,579	64,357
Restricted cash	6,540	6,533
Available for sale securities	560	1,432
Deferred income taxes	1,947	-
Other long term assets	652	863

Total assets	$91,185	$107,970

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$841	$2,129
Payroll liabilities	595	872
Income, property and mining taxes	1,025	1,975
Other accrued payable	40	301
Current portion of capital lease obligations and note payable	935	991
Total current liabilities	3,436	6,268

Long term portion of capital lease obligations and note payable	597	1,289
Reclamation and remediation liability	5,955	5,598
Deferred income taxes	-	5,942
Warrant derivative liability	-	93
Total liabilities	9,988	19,190

Commitments and contingencies (note 9)

Shareholders' equity
Preferred stock, no par value, unlimited authorized, no shares issued and outstanding	-	-
Common stock, no par value unlimited authorized, 34,596,387 and 34,492,387 shares issued and outstanding at September 30, 2013 and December 31, 2012,	88,360	87,727
Accumulatedrespectively other comprehensive income ( loss), net of tax	20	(538)
Retained earnings (deficit)	(7,183)	1,591
Total equity	81,197	88,780

Total liabilities and shareholders’ equity	$91,185	$107,970

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Operations and Comprehensive income (loss)
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

		Three month	Three month	Nine month	Nine month
		period ended	period ended	period ended	period ended
		September 30,	September 30,	September 30,	September 30,
		2013	2012	2013	2012

Revenues		$(146)	$19,351	$70	$52,006
Expenses:
Cost of sales		-	11,526	-	33,760
Troy Mine suspension related costs		2,108	-	10,447	-
Depreciation and depletion		8	811	24	2,126
Exploration and development		444	1,237	1,083	3,232
General & administrative:
Stock based compensation		149	-	482	2,117
Other		658	1,045	2,459	3,746
Accretion of reclamation and remediation liability		119	169	357	506
		3,486	14,788	14,852	45,487
Income (loss) from operations
		(3,632)	4,563	(14,782)	6,519

Other income (expenses):
Interest expense		-	(181)	(669)	(398)
Interest and other income		6	124	14	249
Loss on available for sale securities		-	6	(1,376)	6
Gain (loss) on warrant derivative		-	(1)	63	541
Total other income (expenses)		6	(52)	(1,968)	398

Income (loss) before income taxes		(3,626)	4,511	(16,750)	6,917

Income tax benefit (expense):

Current income tax benefit (expense)		(20)	77	(20)	(254)

Deferred income tax benefit (expense)		3,046	(209)	7,996	(791)

Net income (loss)		$(600)	$4,379	$(8,774)	$5,872

Other comprehensive income (loss)		20	142	558	(338)

Comprehensive income (loss)		(580)	$4,521	$(8,216)	$5,534

Net income (loss) for basic earnings per share		(600)	$4,379	$(8,774)	$5,872

Net income (loss) for diluted earnings per share		(600)	$4,380	$(8,774)	$5,331

Basic earnings (loss) per share		$(0.02)	$0.13	$(0.25)	$0.17

Diluted earnings (loss) per share	$	(0.02)	$0.12	$(0.25)	$0.15

Weighted average number of shares outstanding		34,596,387	34,456,213	34,590,684	34,246,257

Weighted average number of diluted shares outstanding		34,596,387	35,285,502	34,590,684	35,306,694

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Cash Flows
Nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Nine month	Nine month
	period ended	period ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net income (loss) for the period	$(8,774)	$5,872
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24	2,126
Deferred financing fee amortization	556	209
Accretion of reclamation and remediation liability	357	506
Loss on impairment of available for sale securities	969	-
Stock based compensation	482	2,117
Loss (gain)on disposal of fixed assets	(22)	5
Accrued interest from reclamation trust fund	(7)	(11)
Amortization of prepaid insurance premium	-	79
Gain on warrant derivative	(63)	(541)
Deferred income tax	(7,996)	791
Loss on sale of securities	407	90
Changes in:
Concentrate settlement and other receivable	218	(486)
Inventories	367	572
Prepaid expenses and other assets	546	(84)
Accounts payable and accrued liabilities	(2,773)	1,329
Net cash provided (used) by operating activities	(15,709)	12,574

Cash flows from investing activities:
Purchase of plant and equipment	(247)	(5,234)
Proceeds from the sale of short term investments	4,596	-
Other long term assets	-	2
Proceeds from the sale of fixed assets	35	-
Proceeds from sale of available for sale securities	352	184
Purchase of available for sale securities	-	(52)
Purchase of short term investments	-	(142)
Net cash provided (used) in investing activities	4,736	(5,242)

Cash flows from financing activities:
Proceeds from the exercise of options and warrants, net	120	549
Repayment of capital leases and note payable	(748)	(593)
Net cash used by financing activities	(628)	(44)

Net increase (decrease) in cash and cash equivalents	(11,601)	7,288
Cash and cash equivalents, beginning of period	18,986	16,086
Cash and cash equivalents, end of period	$7,385	$23,374

Non cash transactions:
Common stock issued for services	-	85
Acquisition of plant and equipment under capital lease	-	2,735

See accompanying notes to unaudited interim consolidated financial statements.

Revett Minerals Inc.
Consolidated Statements of Shareholders’ Equity
Nine months ended September 30, 2013 and year ended December 31, 2012
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

			Accumulated
			other
			Comprehensive
	Common Shares		Income
				Retained
				earnings
	Shares	Amount	(Loss)	(deficit)	Total

Balance, December 31, 2011	34,119,216	$84,587	$160	$(2,494)	$82,253
Issue of shares for services	20,335	85	-	-	85
Issue of shares for exercise of options	72,000	108	-	-	108
Issue of shares for exercise of warrants	280,836	915	-	-	915
Unrealized loss on marketable securities, net of tax	-	-	(698)	-	(698)
Stock-based compensation on options
Granted	-	2,032	-	-	2,032
Net income for the period	-	-	-	4,085	4,085

Balance, December 31, 2012	34,492,387	$87,727	$(538)	$1,591	$88,780

Issue of shares for exercise of options	49,000	25	-	-	25
Issue of shares for exercise of warrants	55,000	126	-	-	126
Reclassification of loss on marketable securities included in net income	-	-	538	-	538
Unrealized gain on marketable securities, net of tax			20		20
Stock-based compensation on options granted	-	482	-	-	482
Net loss for the period	-	-	-	(8,774)	(8,774)
Balance, September 30, 2013	34,596,387	$88,360	$20	$(7,183)	$81,197

See accompanying notes to unaudited interim consolidated financial statements

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation and Status of Operations:

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Minerals Inc. (“Revett Minerals” or the “Company”) as of September 30, 2013, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2013 and 2012. The operating and financial results for Revett Minerals for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

In mid-December 2012, the Company suspended underground mining and milling operations at Troy because of unstable and unsafe ground conditions in the mine. The Company has decided it will not resume mining operations using the Lower Quartzite haulage route, as initially planned, but will instead construct a new development decline to the North C Bed and I-Bed deposits in the Lower Revett Formation. Mine facilities such as the underground crusher, conveyor system and surface mill will remain on a care and maintenance basis until production resumes. The Lower Quartzite haulage route will remain an important access point for ongoing mine dewatering and ventilation.

The Company believes it can construct the new decline through previously unmined areas without incurring the structural issues that have hampered its ability to return to production since operations at the Troy mine were suspended last December. It estimates that access to the undeveloped North C Bed area can be achieved in twelve months, and that access to the deeper I-Beds can be achieved six months thereafter.

The cost of the decline is presently estimated to be approximately $12 million. The Company has adequate funds to commence construction and is confident that the additional funding required to complete the development project can be obtained next year.

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
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

2. Changes affecting consolidated financial statements and future accounting changes:

Accounting principles:

(a) Future accounting changes

There were no new pronouncements issued by the FASB that are expected to materially impact the Company’s consolidated financial statements for future periods.

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	September 30, 2013	December 31, 2012
Concentrate inventory	$550	$733
Material and supplies	3,582	3,779
	$4,132	$4,512

During the nine months ended September 30, 2013, the concentrate inventory was written down by $0.2 million to net realizable value.

4.   Property, Plant and Equipment

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	September 30,	December 31,
	2013	2012
Troy:
Property acquisition and development costs	$17,506	$17,506
Plant and equipment	17,904	18,387
Buildings and structures	5,685	5,553
	41,095	41,446
Rock Creek:
Property acquisition costs	34,976	34,976

Other, corporate	4,330	4,330
Other, mineral properties	118	118
	80,519	80,870
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(7,332)	(7,332)
Troy plant and equipment	(6,819)	(7,416)

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Troy buildings and structures	(1,630)	(1,630)
	(15,781)	(16,378)
Other corporate assets	(159)	(135)
	(15,940)	(16,513)
	$64,579	$64,357

The net book value of assets under capital leases at September 30, 2013 and December 31, 2012 was $2.1 million and $2.1 million, respectively. During 2013, two assets under capital lease with a net book value of $1.0 million were damaged due to unstable ground conditions. Management anticipates the value to be recovered through insurance. At September 30, 2013, there is $0.5 million of construction in progress included in the Troy buildings and structures which are not subject to depreciation until these assets are placed into service.

Included in other corporate assets is Revett Holdings Inc., a wholly owned subsidiary of Revett Silver Company, which owns undeveloped real estate lands with a carrying value of $3.6 million. These lands are intended to be gifted, or otherwise transferred to the U.S. Forest Service or the State of Montana for mitigation requirements, as the Rock Creek evaluation program and mine development proceeds. The property costs for Rock Creek will be amortized when the property is placed into production, or written off if it is determined that Rock Creek cannot be developed or sold.

5. Available for sale securities

Available for sale securities are comprised of publicly traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at:

	September 30,	December 31,
	2013	2012

Cost	$1,499	$2,259
Other than temporary impairment charge	(969)	-
Unrealized gain (loss)	30	(827)
Fair value	$560	$1,432

During the nine months ended September 30, 2013, the Company sold a portion of its available for sale equity securities for gross proceeds of approximately $0.4 million and recognized a loss of $0.4 million, and in 2012 the Company sold a portion of its available for sale equity securities for gross proceeds of approximately $0.2 million and recognized a loss of $0.1 million. In addition, the Company recognized an other than temporary impairment charge of $1.0 million during the second quarter of 2013.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

6. Long-term debt

(a) Capital leases and note payable:

At September 30, 2013 and December 31, 2012, the balance of the Company’s note payable and capital lease obligations were as follows:

	September 30,	December 31,
	2013	2012
Capital leases and note payable	$1,532	$2,280
Less current portion	(935)	(991)
	$597	$1,289

The Company has a number of capital leases and a note payable for mining equipment for use at Troy. Scheduled minimum capital lease and note payable principal repayments at September 30, 2013 are as follows:

	Capital	Note
	Leases	Payable	Total
October 1, 2013 to September 30, 2014	$652	$295
October 1, 2014 to September 30, 2015	351	281
	1,003	576
Less amount representing interest (at rates ranging from 1.6% to 4.1%)	47
Total present value of net minimum capital lease and note payable payments	956	576	1,532

Less current portion	640	295	935
	$316	$281	$597

(b) Revolving credit facility:

On December 10, 2011, the Company entered into a revolving credit agreement with Societe Generale for a $20.0 million credit facility which was subject to interest at the London Interbank Offered Rate (“LIBOR”) plus 350 basis points for an initial three year term. On February 28, 2013, primarily based upon the suspension of mining operations at the Troy Mine, the Company and Societe Generale agreed to suspend the facility.

The Company paid a commitment fee and other transaction costs of $0.9 million in 2011. During the quarter ended March 31, 2013, the Company expensed the remaining unamortized deferred loan fee balance of $0.6 million, which is included in interest expense, because there is no assurance that this credit facility will be renewed.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

7. Derivatives

Warrant Derivative Liabilities:

Some of the Company’s issued and outstanding common share purchase warrants had exercise prices denominated in a foreign currency (Canadian dollars). These warrants were required to be treated as a derivative liability, as the amount of cash the Company was to receive on exercise of the warrants would vary depending on the exchange rate. These warrants were classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants were recognized in earnings until such time as the warrants are exercised or expire. These warrants expired unexercised on August 24, 2013.

The following table presents the reconciliation of the fair value of the warrants:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Balance, beginning of period	$-	$215	$93	$1,170
Gain (loss) on derivatives	-	1	(63)	(541)
Value of warrants exercised	-	(51)	(30)	(464)
Balance, end of period	$ -	$ 165	$ -	$ 165

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

During the nine months ended September 30, 2013, the Company issued 49,000 common shares on exercise of stock options for cash proceeds of $0.03 million and issued 55,000 common shares on the exercise of warrants for cash proceeds of $0.1 million.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

(b) Preferred Stock

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At September 30, 2013, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 6,500,000 shares of common stock. There were 1,094,500 stock options granted during the nine months ended September 30, 2013 with an exercise price of $2.16, expiring on March 21, 2018 and issued 30,000 stock options with an exercise price of $1.17 which expire on September 6, 2015 and 2016. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.33% - 0.52%, volatility of 52.16% - 60.31% and an expected life of the options of 30 – 36 months to estimate the fair values of the options. The weighted average fair value per share was $0.69 for a total value of $0.8 million for the 1,094,500 stock options and $13,400 for the 30,000 stock options. The majority of the stock options vest 25% at the end of each quarter in 2013. At September 30, 2013 and 2012, there was $0.1 million and $0, respectively, of unrecognized compensation costs relating to unvested stock options that will be recognized within the next three months.

During the three and nine months ended September 30, 2013, 245,500 options were cancelled or expired and 49,000 options were exercised. During the quarter ended June 30, 2013, vesting provisions of 237,750 options granted in the first quarter of 2013 were accelerated. As of September 30, 2013 and 2012, the intrinsic value of options outstanding and exercisable was $0.1 million and $1.1 million, respectively.

Total stock-based compensation recognized during the three and nine months ended September 30, 2013 was $0.1 million and $0.5 million, respectively. Total stock based compensation recognized during the three and nine months ended September 30, 2012 was nil and $2.0 million, respectively.

During the nine months ended September 30, 2013, a total of $0.3 million of stock option compensation (2012 - $1.4 million) was attributable to the Troy Mine employees and is included in the amounts reported in general and administrative expense.

As of September 30, 2013, the following stock options were outstanding:

Options	Options	Exercise		Expiration
Granted	Exercisable	Price		Date

10,000	10,000	2.50		November 1, 2013
35,000	35,000	4.30		December 13, 2013
687,000	687,000	3.40		December 31, 2013
10,000	10,000	4.45		February 25, 2014
34,500	34,500	0.52	CDN	March 31, 2014

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

10,000	10,000	4.18		April 15, 2014
10,000	10,000	0.45	CDN	April 27, 2014
85,500	85,500	3.55		May 31, 2014
110,000	110,000	0.45		September 10, 2014
15,000	15,000	1.05		November 2, 2014
30,000	30,000	1.65		December 30, 2014
204,000	204,000	2.15		March 15, 2015
10,000	10,000	1.17		September 6, 2015
20,000	20,000	2.50		November 1, 2015
554,500	554,500	4.98		March 21, 2016
2,500	2,500	5.93		April 8, 2016
20,000	20,000	1.17		September 6, 2016
700,500	700,500	4.18		April 1, 2017
20,000	20,000	3.77		May 3, 2017
713,500	535,125	2.16		March 21, 2018
3,282,000	3,103,625	$3.38

(d) Stock Purchase Warrants

There were no stock purchase warrants outstanding at September 30, 2013 for the purchase of common shares of Revett Minerals.

No warrants were exercised and 1,108,438 expired during the three months ended September 30, 2013. During the nine months ended September 30, 2013, there were 55,000 warrants exercised and 1,108,438 warrants expired. During the three and nine months ended September 30, 2012, there were 36,000 and 280,836 warrants exercised, respectively, for proceeds of $0.1 million and $0.5 million, respectively, and no warrants expired

9. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Reclamation and remediation liability
beginning of period	$5,598	$7,955
Accretion expense, year to date	357	506
Ending balance	$5,955	$8,461

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
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
Three and nine months ended September 30, 2013 and 2012
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

Fixed Forward Contracts

At December 31, 2012, the Company had forward contracts to sell 0.7 million pounds of copper at an average price of $4.00 per pound which matured in February 2013. All contracts were with the Company’s customer and were designated as normal purchase and sale contracts. Accordingly, the effects of these contracts were accounted for in the period they were settled. There are no forward contracts outstanding at September 30, 2013.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Warrant Derivative Liabilities

Some of the Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (Canadian dollar). These warrants are required to be treated as a derivative liability as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability on the consolidated balance sheets and recognized at fair value. These warrants expired during the third quarter of 2013. See discussion of the warrant derivative liabilities in note 7.

The following summarizes classification of the fair value of the derivative instruments as of September 30, 2013 and December 31, 2012:

	September	December
	30, 2013	31, 2012

Concentrate settlement and other receivables	$27	$(628)
Warrant derivative liabilities	-	(93)

The following represent mark-to-market gains on derivative instruments during the three and nine months September 30, 2013 and 2012:

	For the	For the	For the	For the
	three	three	nine	nine
	months	months	months	months
	ended	ended	ended	ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2013	2012	2013	2012

Revenue	$27	$676	$655	$1,141
Gain (loss) on warrant derivatives	-	(1)	63	541

11. Fair Value of Financial Instruments

At September 30, 2013, the Company did not have any forward contracts to sell silver or copper.

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
Three and nine months ended September 30, 2013 and 2012
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

	Fair value at September 30, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$7,385	$7,385	$-	$-
Short term investments	4,668	4,668	-	-
Available for sale securities	560	560	-	-
Concentrate receivable embedded derivative	27	-	27	-

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$18,986	$18,986 $	-	$-
Short term investments	9,264	9,264	-	-
Available for sale securities	1,432	1,432	-	-
Concentrate receivable embedded derivative	(628)	-	(628)	-
Warrant derivatives liability	(93)	-	(93)	-

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
Three and nine months ended September 30, 2013 and 2012
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

12. Income Taxes

The following table summarizes the components of the Company’s income tax provision (benefit) for the three and nine months ended September 30, 2013 and 2012:

	Three months	Three month	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Federal:
Current	$20	$(77)	$20	$254
Deferred	(2,726)	187	(7,157)	708
Total	(2,706)	110	(7,137)	962
State:
Current	-	-	-	-
Deferred	(320)	22	(839)	83
Total	$(3,026)	$132	$(7,976)	$1,045

The income tax provision (benefit) expenses for the three and nine months ended September 30, 2013 and 2012 varies from the statutory rate primarily because of depletion, change in valuation allowance for net deferred tax assets and the Company’s foreign operations. The Company has a US net operating loss carryforward of approximately $23 million which expire at various dates between 2024 and 2032, Montana State net operating losses of approximately $14.8 million that expire at various dates between 2015 and 2019, and Canadian net operating losses of approximately $10.5 million that expire at various dates between 2014 and 2031.

The tax benefit for the three and nine month ended September 30, 2013 is different from the amount that would be provided by applying the statutory federal income tax rate to the pre-tax loss principally due to adjustments to prior period percentage depletion calculations and the establishment of a valuation allowance for the deferred income tax assets relating to state net operating losses.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

13. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013, and 2012 (thousands, except per-share amounts).

			Nine	Nine
	Three months Three months		months	months
	ended Sept 30,	ended Sept 30,	ended Sept	ended Sept
	2013	2012	30, 2013	30, 2012
Numerator
Net income (loss)	$(600)	$4,379	$(8,774)	$5,872

Loss (gain) on warrant derivative associated with dilutive warrants	-	1	-	(541)

Net income (loss) for diluted earnings per share	$ (600)	$ 4,380	$ (8,774)	$ 5,331
Denominator
Basic weighted average common shares	34,596,387	34,456,213	34,590,684	34,246,257
Dilutive stock options and warrants	-	829,289	-	1,060,437

Diluted weighted average common shares	34,596,387	35,285,502	34,590,684	35,306,694

Basic income (loss) per share	$(0.02)	$0.13	$(0.25)	$0.17

Diluted income (loss) per share	$(0.02)	$0.12	$(0.25)	$0.15

For the three and nine month periods ended September 30, 2012, the (gain) loss on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the (gain) loss would not have been recognized had the warrants been converted at the beginning of the period.

Options to purchase 3,282,000 shares of our common stock were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2013. The exercise price of these options and warrants exceeded the average price of our stock during the period and we incurred a loss. Therefore, these options were anti-dilutive.

Options and warrants to purchase 2,008,000 and 1,988,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2012, respectively. The exercise price of these options and warrants exceeded the average price of our stock during the period and were anti-dilutive.

Revett Minerals Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

14. Comprehensive income

The components of other comprehensive income are as follows:

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	Sept	Sept	Sept	Sept
	30,	30,	30,	30,
	2013	2012	2013	2012

Unrealized gain (loss) on available for sale securities before tax	$ 30	$ 218	$(520)	$(566)

Deferred tax (provision) benefit	(10)	(76)	184	198

Unrealized gain (loss) on available for sale securities, net of tax	20	142	(336)	(368)

Reclassification of loss on securities included in net income (loss)	-	-	1,376	46
Related deferred tax effect	-	-	(482)	(16)

	$20	$142	$558	$(338)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations as at November 7, 2013

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Minerals Inc. (“Revett Minerals” or the “Company”) for the three and nine month periods ended September 30, 2013 should be read in conjunction with the unaudited interim financial statements and notes for the three and nine months ended September 30, 2013 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2012 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Nine Months Ended September 30, 2013

As at November 7, 2013, the Company owns a 100% interest in Revett Silver Company (“Revett Silver”), which in turn owns 100% of Troy Mine Inc., RC Resources Inc., Revett Exploration Inc. and Revett Holdings Inc. (Both Revett Exploration Inc. and Revett Holdings Inc. were created in 2012.) Rock Creek is a development stage silver and copper property located in northwest Montana. Troy is a silver and copper mine also located in northwest Montana.

In mid-December 2012, the Company suspended underground mining and milling operations at Troy because of unstable and unsafe ground conditions in the mine. The Company has decided it will not resume mining operations using the Lower Quartzite haulage route, as initially planned, but will instead construct a new development decline to the North C Bed and I-Bed deposits in the Lower Revett Formation. Mine facilities such as the underground crusher, conveyor system and surface mill will remain on a care and maintenance basis until production resumes. The Lower Quartzite haulage route will remain an important access point for ongoing mine dewatering and ventilation.

The Company believes it can construct the new decline through previously unmined areas without incurring the structural issues that have hampered its ability to return to production since operations at the Troy mine were suspended last December. It estimates that access to the undeveloped North C Bed area can be achieved in twelve months, and that access to the deeper I-Beds can be achieved six months thereafter.

The cost of the decline is presently estimated to be approximately $12 million. The Company has adequate funds to commence construction and is confident that the additional funding required to complete the development project can be obtained next year.

The Company continues to have preliminary discussions with interested parties in obtaining additional capital, however, no assurance can be given that these efforts will prove to be successful. Given current market conditions, the Company may experience difficulties in raising sufficient external financing to meet its obligations and provide access to Troy mine ore reserves.

Overall Performance

As at September 30, 2013 the Company has cash and short-term investments on hand of $12.1 million. Due to the suspension of mining operations during the first nine months of 2013 we were unable to generate production revenues, which resulted in a net loss. For the nine month period ended September 30, 2013, the Company reported a net loss after taxes of $8.8 million or $0.25 a share compared to net income after taxes of $5.9 million or $0.17 basic earnings per share for the nine months ended September 30, 2012.

Results of Operations for the Three and Nine Months Ended September 30, 2013 compared to the same period in 2012.

Operating Results:

The table below illustrates certain key operating statistics for Troy for the three months ended September 30, 2013, with a comparison to the same three month period in 2012.

	Three Months Ended Sept 30,	Three Months Ended Sept 30,
	2013	2012
Tons milled	-	340,893
Tons milled per day	-	3,788
Copper grade (%)	-	0.42
Silver grade (opt)	-	1.18
Copper recovery (%)	-	81.7
Silver recovery (%)	-	86.2
Copper produced (lbs)	-	2,361,915
Silver produced (ozs)	-	348,194

In mid-December 2012, the Company suspended underground mining operations at Troy because of unstable and unsafe ground conditions in the mine.

The Company has decided it will not resume mining operations using the Lower Quartzite haulage route, as initially planned, but will instead construct a new development decline to the North C Bed and I-Bed deposits in the Lower Revett Formation. Mine facilities such as the underground crusher, conveyor system and surface mill will remain on a care and maintenance basis until production resumes. The Lower Quartzite haulage route will remain an important access point for ongoing mine dewatering and ventilation.

Because of this, we did not mine or process any ore in the first nine months of 2013.

Financial Results:

a)

Revenue: During the third quarter 2013 the Company had one sale of concentrate from inventory. This revenue was more than offset by the settlement of invoices relating to 2012 sales. During the quarter ended September 30, 2012, the LME price of copper and silver averaged $3.74 per pound and $32.41 per ounce, respectively. Metal sales during the third quarter of 2012 were 2.3 million pounds of copper and 316,241 ounces of silver.

b)

Cost of Sales: The Troy Mine suspension related costs associated with the third quarter 2013 was $2.1 million. In May 2013 the Company laid off approximately 50% of the mine site employees in efforts to conserve cash. The 2013 spending reflects the efforts to design a plan to resume mining operations and the construction of an alternative adit to access the mine.

c)

Depreciation and depletion: For the third quarter of 2013, these non-cash charges are significantly lower than the third quarter of 2012. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of the suspension of mining operations resulted in no depreciation expense for the Troy Mine.

d)

Exploration and development: This expense includes $0.1 million for exploration spending around the Troy Mine and $0.3 million spending for Rock Creek. The spending in 2013 is much lower than 2012 ($1.2 million) due to efforts to conserve cash during the third quarter of 2013.

e)

General and administration costs: The decrease in the corporate administration costs during the third quarter of 2013 is a result of efforts to conserve cash due to suspension of mining activities at the Troy Mine. Executive officer’s salary and Board of Director fees have been voluntarily reduced during the second quarter.

f)	Net loss: The net loss for the third quarter 2013 reflects the suspension of mining activities at the Troy Mine.

The table below illustrates certain key operating statistics for Troy for the nine months ended September 30, 2013, with a comparison to the same nine month period in 2012.

	Nine Months Ended Sept 30,	Nine Months Ended Sept 30,
	2013	2012
Tons milled	-	989,902
Tons milled per day	-	3,680
Copper grade (%)	-	0.40
Silver grade (opt)	-	1.11
Copper recovery (%)	-	83.6
Silver recovery (%)	-	86.7
Copper produced (lbs)	-	6,547,233
Silver produced (ozs)	-	950,956

Financial Results:

a)

Revenue: The Company had only one sale of concentrate from inventory due to the suspension of mining activities in 2013. This revenue was offset by the settlement of outstanding invoices relating to 2012 sales. During the nine months ended September 30, 2012, the LME price of copper and silver averaged $3.74 per pound and $31.32 per ounce, respectively. Metal sales during the first nine months of 2012 were 6.3 million pounds of copper and 873,460 ounces of silver.

b)

Cost of Sales: The Troy Mine suspension related costs associated with the first nine months of 2013 was $10.4 million. The 2013 spending reflects the efforts to design a plan and construct an adit to resume mining operations while 2012 spending reflects regular mine operations.

c)

Depreciation and depletion: For 2013, these non-cash charges are significantly lower than 2012. The majority of the plant and equipment at Troy is depreciated using the units-of- production method and the effect of the suspension of mining operations resulted in no depreciation expense for the Troy Mine.

d)

Exploration and development: This expense includes $0.1 million for exploration spending around the Troy Mine and $0.9 million spending for Rock Creek for 2013. The spending in 2013 is lower than 2012 ($3.2 million) due to a temporary decreased emphasis on exploration around the Troy Mine and the lower spending related to completing the Supplemental Environmental Impact Statement for Rock Creek.

e)	General and administration costs: The decrease in the corporate administration costs during 2013 is a result of efforts to conserve cash due to suspension of mining activities at the Troy Mine.

f)

Net loss: The net loss for 2013 reflects the suspension of mining activities at the Troy Mine along with the non-cash write off of deferred loan fees ($0.6 million) and the write down of the available for sale securities ($1.0 million).

Summarized Financial Results by Quarter

	2011	2012	2012	2012	2012	2013	2013	2013
	4Q	1Q	2Q	3Q	4Q	1Q	2Q	3Q
Cu Production (million lbs)	2.4	2.2	1.9	2.4	1.0	-	-	-
Ag Production (000’s ozs)	300	292	278	348	161	-	-	-
Total Sales (millions)	$21.9	$19.2	$13.5	$19.4	$7.2	$0.2	$0.0	$(0.1)
Cash Flow from Operations before changes in working capital (1) (millions)	$9.1	$7.5	$3.5	$7.5	$(0.2)	$(4.7)	$(3.9)	$(2.1)
Net Income (loss) (millions)	$5.6	$3.7	$(2.2)	$4.4	$(1.8)	$(4.1)	$(4.1)	$(0.6)
EPS- Basic	$0.17	$0.11	$(0.7)	$0.13	$(0.05)	$(0.12)	$(0.12)	$(0.02)
EPS- Fully diluted	$0.16	$0.10	$(0.7)	$0.12	$(0.05)	$(0.12)	$(0.12)	$(0.02)
Cash and Cash Equivalents & Short term Investments (millions)	$25.2	$28.7	$30.0	$32.6	$28.3	$21.0	$15.0	$12.1

Total Assets ending (millions)	$103.4	$109.9	$108.6	$115.6	$108.0	$100.2	$92.7	$91.2
Total liabilities (millions)	$21.1	$24.1	$22.4	$24.7	$19.2	$15.1	$11.1	$10.0
Total Equity (millions)	$82.3	$85.8	$86.2	$90.9	$88.8	$85.1	$81.7	$81.2

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

During the three months ended September 30, 2013 MSHA issued one citation pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties are not known for the violations.

There were no mining fatalities at the Troy Mine during the three months ended September 30, 2013, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA. There was no imminent danger orders were issued under Section 107(a) of FMSHA during the quarter.

We are a party to nine pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us, six actions are contests of proposed penalties and three are pre-penalty Notices of Contest. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessme nts Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violation s Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24- 01467	0	0	0	0	0	$0.0	0	No	No	9	1	2

Financing Activities

During the first nine months of 2013, the Company did not enter into any new capital lease agreements. The table below represents our fixed, non-cancelable contractual obligations and commitments as of September 30, 2013:

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease obligations	$1,579	$947	$632	-	-
Long term reclamation
Costs (undiscounted)	10,750	-	-	-	10,750
Total contractual
obligations	$12,329	$947	$632	-	$10,750

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2013 and many may be renewed annually. The obligations in 2013 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At September 30, 2013, working capital was $13.5 million, including cash and short-term investments of $12.1 million.

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

Related Party Transactions

Trafigura AG has a contract to purchase the silver and copper concentrate we produce at Troy. It is also the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. During the nine months ended September 30, 2013 and 2012, Trafigura AG paid us $0.0 million and $52.0 million for our concentrate, respectively. We believe the terms and conditions of these sales are neither more favorable nor less favorable to us than the terms and conditions we could have obtained from concentrate purchasers who are not also related parties.

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

In mid-December 2012, the Company suspended underground mining and milling operations at Troy because of unstable and unsafe ground conditions in the mine. The Company has decided it will not resume mining operations using the Lower Quartzite haulage route, as initially planned, but will instead construct a new development decline to the North C Bed and I-Bed deposits in the Lower Revett Formation. Mine facilities such as the underground crusher, conveyor system and surface mill will remain on a care and maintenance basis until production resumes. The Lower Quartzite haulage route will remain an important access point for ongoing mine dewatering and ventilation.

The Company believes it can construct the new decline through previously unmined areas without incurring the structural issues that have hampered its ability to return to production since operations at the Troy mine were suspended last December. It estimates that access to the undeveloped North C Bed area can be achieved in twelve months, and that access to the deeper I-Beds can be achieved six months thereafter.

The cost of the decline is presently estimated to be approximately $12 million. The Company has adequate funds to commence construction and is confident that the additional funding required to complete the development project can be obtained. If our current efforts to re-establish access to our main mining areas are successful, the Company believes that it may be able to resume operations in the fourth quarter of 2014. If we are not able to resume operations, we will necessarily have to consider other alternatives. This could have a material and adverse effect on our business and financial condition.

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

As at September 30, 2013, the Company had no contracts outstanding to sell silver or copper.

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

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $2.0 million of our cash and cash equivalents are in the form of certificates of deposit issued by a major Canadian chartered bank and are denominated in US dollars.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of September 30, 2013. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at September 30, 2013 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

REVETT MINERALS INC.

Date: November 7, 2013	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: November 7, 2013	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer