Form 10-K/A
period 2012-12-31
Revett Minerals Inc.
filed 2013-12-03
CIK 1404592

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
Yes [   ]     No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which such equity was last sold on the New York Stock Exchange Market Division, was approximately $22.4 million as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter

Shares of common stock outstanding at December 2, 2013: 34,596,387.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

                   This amendment to the Corporation’s annual report (originally filed on March 11, 2013) is submitted to provide the information required by Part III of Form 10-K. The Corporation included the Part III information in its definitive proxy statement, which was filed on May 13, 2013, some two weeks after the 120-day period prescribed by General Instruction G(3) to Form 10-K had expired.

[The balance of this page has been intentionally left blank.]

(ii)

Explanatory Note: As used in this report, the terms the “Corporation,” “Revett Minerals,” “we,” “us” and “our” are sometimes used to refer to Revett Minerals Inc. and where the context so requires, its wholly-owned Montana subsidiary, Revett Silver Company (“Revett Silver”), and Revett Silver’s wholly-owned Montana subsidiaries, Troy Mine Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc. subsidiaries. Unless otherwise noted, all monetary denominations are in U.S. dollars.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

            Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 2, 2013 are set out below. The Corporation’s board of directors consisted of five members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed, and qualified. The board of directors appoints the executive officers annually.

Director or Executive Officer	Age	Position with the Corporation

John G. Shanahan (1) (5)	53	President, Chief Executive Officer and Director

Kenneth S. Eickerman	55	Chief Financial Officer

Douglas Miller	59	Vice-President of Operations

Monique Hayes	47	Corporate Secretary

Timothy R. Lindsey (1) (2) (3) (5)	60	Chairman of the Board of Directors

Albert F. Appleton (1) (2) (4)	68	Director

Larry M. Okada (2) (3) (4)	63	Director

John B. McCombe (3) (4) (5)	52	Director
________________________
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
(3)	Member of the Audit Committee of the board of directors
(4)	Member of the Governance and Nominating Committee of the board of directors
(5)	Member of the Safety Committee of the board of directors

            Biographies of Corporate Directors and Executive Officers.

            John G. Shanahan. Mr. Shanahan was appointed President and Chief Executive Officer in October 2008. Prior to becoming CEO, he was the chairman of the board of directors, from 2005 until April 2009. Mr. Shanahan’s background is in commodity price risk management. He has held senior management positions with Barclays Capital, Rothschild Inc., Pasminco Ltd, and Australian Mining and Smelting. He is also a director of Mediterranean Resources Ltd. and Condor Blanco Mines Ltd. Mr. Shanahan holds a bachelor of commerce degree from the University of Melbourne (Australia), a graduate diploma in Systems Analysis and Design from the Royal Melbourne Institute of Technology (Australia), and an MBA degree from the Columbia School of Business.

            Kenneth S. Eickerman. Mr. Eickerman was appointed Chief Financial Officer in December 2008. Prior to joining Revett Silver as an officer in April 2005, Mr. Eickerman was Controller of Mustang Line Contractors, Inc. (from May 2002 to March 2005), and Controller and Treasurer of Apollo Gold, Inc. (from February 1999 to May 2002). Before that, he worked in various finance capacities for Pegasus Gold, Inc. Mr. Eickerman graduated from Washington State University and is a certified public accountant licensed in the State of Washington.

            Douglas Miller. Mr. Miller was appointed Vice President of Operations in October 2012 and is responsible for overseeing operations at Troy and development plans at Rock Creek. He joined the Corporation in 2004. Mr. Miller graduated from Montana Tech with a degree in Mining Engineering in 1978 and has over thirty years of experience in operating producing mines. Prior to joining the Corporation, he worked at ASARCO, both in its Northwest Mining Department (at the Galena, Coeur, and Troy mines) and in its Eastern Mining Department (as the manager of five zinc mines in Tennessee).

            Monique Hayes. Ms. Hayes was appointed Corporate Secretary in December 2010. She has over seven years of investor relations experience in the mining industry and over ten years of general advertising, communications and brand management experience. Prior to joining Revett Silver in March 2009, Ms. Hayes worked for Sterling Mining, Public Dialog Direct, WhiteRunkle Advertising and Studio Interactive, working on several national accounts including AT&T Wireless, Bell Atlantic and NordicTrack. She attended City University where she studied business management, brand strategy and communications.

            Timothy R. Lindsey. Mr. Lindsey has over thirty years of technical and executive leadership in energy and mineral exploration, production and business development in the U.S., Canada, Africa, Europe, Latin America, the CIS and Asia-Pacific. Early in his career he worked as an exploration geologist on several base-metal projects. From 1975 until 2003, Mr. Lindsey held various senior management positions with Marathon Oil in both U.S. and International exploration and production. He was employed by The Houston Exploration Company from 2003 to 2005 as Senior Vice President. From March 2005 to the present, Mr. Lindsey has been a Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues. He has served on both public and private company boards and currently serves (since 2006) as a director for Daybreak Oil and Gas. Mr. Lindsey received a Bachelor of Science in geology from Eastern Washington University and completed graduate studies in economic geology at the University of Montana. He also completed the Advanced Executive Program at Northwestern University and is a member of several professional associations. Mr. Lindsey was appointed a Director and Chairman of the Board in April 2009.

            On February 27, 2009 Challenger Energy Corporation, with whom Mr. Lindsey was formerly affiliated as a director, obtained an order for protection from its creditors under the Companies’ Creditors Arrangement Act (Canada). The company successfully emerged from creditor protection on September 15, 2009 under a plan of arrangement and corporate merger.

            On October 15, 2010, Canadian Sahara Energy Inc., with whom Mr. Lindsey was affiliated as an officer and a director, filed a Notice of Intention to File a Proposal under the Bankruptcy and Insolvency Act (Canada), the equivalent of a voluntary bankruptcy filing in the United States. The company filed the notice in order to stay legal proceedings in another court involving title to a disputed oil and gas asset located in North Africa, not because it owed any funds to creditors or persons with whom it did business. The company expects to emerge from bankruptcy with a certification of full performance once its reorganization proposal is accepted by its sole creditor and the Canadian courts.

            Albert F. Appleton. Mr. Appleton been an international environmental and public finance consultant since 2005, and is also an Associate Adjunct Professor at the Cooper Union in New York City, teaching environmental sustainability, and a Senior Fellow at the Cooper Union Institute for sustainable design. From 1994 to 2005, he was a Senior Fellow of Infrastructure at the New York City Regional Plan Association, and from 1990 to 1993 was Commissioner of the New York City Department of Environmental Protection and Director of the New York City Water and Sewer System, where he was noted for his innovations in watershed protection, water conservation and water resource management and finance. Mr. Appleton is a graduate of Gonzaga University (Spokane, Washington) and Yale Law School. He has been a Director since June 2010 and is Chairman of the Environmental Committee.

            Larry M. Okada. Mr. Okada is a Chartered Accountant in British Columbia and Alberta, and a Certified Public Accountant in Washington State, and has extensive public finance and accounting experience with Deloitte & Touche, Staley Okada & Partners, and PricewaterhouseCoopers LLP. Mr. Okada is currently a member of the Institute of Chartered Accountants of British Columbia. He has been a Director since January 2010 and is Chairman of the Audit Committee.

            John B. McCombe. Mr. McCombe has over 25 years of operating experience in North American and international mining and mineral processing operations. Mr. McCombe was, until November 2012, the Chief Operating Officer of Dalradian Resources Inc. Prior to that, he held a senior position at IAMGOLD Corporation. From 1983 to 1995 he held various mine and mill supervisory positions at Dickinson Mines’ (now Goldcorp) Red Lake operation, and from 1995 to 2005 he was responsible for global operations at Breakwater Resources. Mr. McCombe graduated from Queen’s University in 1983 with a Bachelor of Science in Mining Engineering and is a Registered Professional Engineer and a member of the Canadian Institute of Mining and Metallurgy. He has been Director since November 2010 and is Chairman of the Safety Committee.

            Corporate Governance Practices and Policies.

            The Corporation’s corporate governance practices and policies are administered by the board of directors and by committees of the board appointed to oversee specific aspects of the Corporation’s management and operations, pursuant to written charters and policies adopted by the board and such committees.

            Independence of the Board. The Corporation’s board of directors is comprised of five directors, four of whom are independent based on the definition of independence under NI 58-101 and section 803A of the NYSE MKT Company Guide. The independent directors are Timothy R. Lindsey, Larry Okada, Albert F. Appleton and John B. McCombe. The non-independent director is John G. Shanahan, who also serves as the Corporation’s president and chief executive officer. The independent directors meet outside the presence of management and Mr. Shanahan prior to or during most regularly scheduled meetings of the board. During the year ended December 31, 2012, the board of directors met seven times and the independent members of the board met separately three times.

            The following directors are also directors of other reporting issuers (or their Canadian equivalent), as indicated:

Name	Issuer
Timothy R. Lindsey	Daybreak Oil and Gas, Inc. (DBRM.OB)
Larry Okada	Alto Ventures Ltd. (TSXV) Forum Uranium Corp. (TSXV) Rokmaster Resources Corp. (TSXV) Northisle Copper & Gold Inc. (TSXV)
John G. Shanahan	Mediterranean Resources Ltd. (TSX, Frankfurt) Condor Blanco Mines Ltd. (ASX, Frankfurt)

            Board Meetings. The board of directors is headed by a chairman, a position that is currently held by Mr. Lindsey. The following table sets forth the attendance record of each director for all board of director meetings held since the beginning of the Corporation’s fiscal year ended December 31, 2012:

Name	Number of Board Meetings Attended
Timothy R. Lindsey	7 out of 7
Larry Okada	6 out of 7
Albert F. Appleton	7 out of 7
John G. Shanahan	7 out of 7
John B. McCombe	6 out of 7

            The board of directors does not have a policy as to director attendance at the Corporation’s annual meetings. Two directors were present at the Corporation’s 2012 annual meeting.

            Board Charter. The board of directors has adopted a charter that among other things defines the role of the board as overseeing, directly and through its committees, the business and affairs of the Corporation, which are conducted by its officers and employees under the direction of the chief executive officer. In so doing, the board of directors acts at all times with a view to the best interests of the Corporation. The board of directors discharges its responsibilities directly and through five standing committees, these being the Compensation Committee, the Audit Committee, the Corporate Governance and Nominating Committee, the Environmental Committee and the Safety Committee.

            The board of directors has reviewed and approved the mandate, structure and composition of each of these committees. The board of directors has also reviewed the board’s leadership structure and concluded that it is appropriate, having regard to the fact that the Corporation has an independent chairman. One of the functions of the board of directors is to assess the major risks facing the Corporation and to review and monitor the manner in which those risks are managed.

            Position Descriptions. The board of directors has adopted a position description for the chairman of the board and the chair of each standing committee of the board. The chairman of the board is responsible for chairing all meetings of directors in a manner that promotes meaningful discussion, providing leadership to the board to enhance the board’s effectiveness, managing the board, acting as a liaison between the board and management to promote a professional and constructive culture and, at the request of the board, representing the Corporation to external groups such as shareholders and other stakeholders, including community groups and governments. The chairs of the Audit Committee, the Compensation Committee, the Environmental Committee, the Safety Committee and the Corporate Governance and Nominating Committee are responsible for overseeing the discharge of the duties specified in each committee’s charter.

            The board of directors has also adopted a position description for the chief executive officer, whose primary role is to effectively and efficiently manage the Corporation, meet the board’s priorities, goals and objectives, and do so with a view toward the best interests of the Corporation.

            Orientation of New Directors and Continuing Education. New directors are given a comprehensive orientation package when they are first elected or appointed to the board. From time to time, corporate officers and legal, financial and other experts are invited to attend board meetings to describe matters in their areas of expertise. In addition, the directors visit each of the Corporation’s material properties upon their election or appointment, and periodically thereafter. Under the board’s charter, management is responsible for providing an orientation and education program for new directors. Part of the mandate of the Corporate Governance and Nominating Committee is to confirm that procedures are in place to provide new directors with an appropriate orientation to both the Corporation and their responsibilities and duties as directors and to provide directors with appropriate continuing education opportunities.

            Ethical Business Conduct. The Corporation is committed to fostering and maintaining a culture of high ethical standards and compliance, and has adopted a code of business conduct and ethics for its directors, officers and employees. A copy of the code can be found on the Corporation’s website at www.revettminerals.com. The Corporation monitors compliance with the code by requiring each director, officer and employee to review and understand the code and acknowledge that they will comply with the code. The Corporation has also adopted other policies consisting of a disclosure and insider trading policy and a whistle blower policy.

            In accordance with the CBCA, directors who are a party to, or are a director or an officer of a person which is a party to, a material contract or material transaction or a proposed material contract or proposed material transaction are required to disclose the nature and extent of their interest and not to vote on any resolution to approve the contract or transaction. In addition, in certain cases, an independent committee of the board may be formed to deliberate on such matters in the absence of the interested party.

            Committees of the Board

Corp. Gov. &
	Audit	Compensation	Safety	Environmental	Nominating
Director	Committee	Committee	Committee	Committee	Committee
John G. Shanahan			X	X
Timothy R. Lindsey	X	Chair	X	X
Albert F. Appleton		X		Chair	X
Larry M. Okada	Chair	X			Chair
John B. McCombe	X		Chair		X
2012 Meetings	4	1	4	4	1

            Audit Committee.

            Composition and Responsibilities. The Audit Committee is comprised of three or more members of the board of directors who are independent and operates pursuant to a charter adopted by the board. The charter generally authorizes the committee to assist the board in overseeing the Corporation’s financial reporting, financial control, risk management and shareholder communications. The Committee is responsible for:

  recommending the independent auditors for appointment or re-appointment by shareholders and reviewing the appropriateness and reasonableness of the proposed audit fees;

  overseeing the work of the independent auditors, including the resolution of disagreements between management and the independent auditors concerning financial reporting;

  obtaining timely reports from the independent auditors describing, among other things, critical accounting policies and practices and alternative treatments of information that were discussed with management;

  reviewing and, if appropriate, recommending board of director approval of the Corporation’s annual audited financial statements, quarterly interim unaudited financial statements, management discussion and analysis, earnings news releases and any other audited or unaudited financial information contained in public disclosure documents, prior to their filing or dissemination;

  reviewing and approving the Corporation’s hiring policies regarding current or former partners or employees of the Corporation’s current or former independent auditors;

  confirming that the independent auditors have submitted a formal statement relating to the objectivity and independence of the independent auditors;

  overseeing any related party transactions entered into by the Corporation; and

  performing such other activities as are consistent with the Audit Committee’s charter and governing law that the committee or the board of directors deem necessary or appropriate.

            In fulfilling its responsibilities, the Audit Committee is authorized to conduct any investigation appropriate to its responsibilities and, may request the attendance of the independent auditors, as well as any officer of the Corporation, or the Corporation’s outside counsel, at any meeting of the committee or to meet with any members or advisors to the committee. The committee has unrestricted access to the books and records of the Corporation, and is authorized to retain special legal, accounting or other consultants or experts to assist it. The committee is further empowered to review and assess the adequacy of its mandate annually and submit any proposed revisions to the board of directors for approval.

            The composition of the Audit Committee and its members are required to meet all applicable legal, regulatory and listing requirements, including applicable securities laws and regulations, the listing requirements of the Toronto Stock Exchange and NYSE MKT, and applicable provisions of the CBCA.

            Each member of the committee is required to be independent within the meaning of National Instrument 52-110 adopted by the Canadian securities administrators and to meet the independence requirements of Rule 10A-3 adopted under the Securities Exchange Act of 1934. In addition, each member of the committee is required to be financially literate within the meaning of National Instrument 52-110 and meet the financial literacy requirements of the NYSE MKT. At least one member must be an “audit committee financial expert” within the meaning of Regulation S-K adopted under the Securities Exchange Act of 1934.

            The Audit Committee meets no less often than quarterly. A minimum of two and at least 50% of the members of the committee present either in person or by telephone constitute a quorum for the conduct of committee business. Whenever a vacancy occurs, the remaining members may exercise all of their powers and responsibilities of the committee so long as a quorum of the committee members remains in office. Matters voted upon by the committee are decided by a majority of votes cast at the meeting. The committee may also take action in lieu of a meeting with the unanimous written consent of all the members. All decisions or recommendations of the committee require board of director approval prior to implementation. The committee is required to keep a written record of its meetings, which are also submitted to the board.

            Current Members. The Audit Committee is presently comprised of Mr. Okada, Mr. Lindsey and Mr. McCombe, with Mr. Okada serving as chairman. During the year ended December 31, 2012, the committee met four times. Each committee member was present at each such meeting. A copy of the Corporation’s Audit Committee charter can be found on the Corporation’s website at www.revettminerals.com.

            Pre-approval Policy. The Audit Committee has adopted a policy regarding the provision of services by its independent auditors. This policy requires the pre-approval of the Audit Committee for all permitted audit, audit-related and non-audit services. It also specifies a number of services that may not be provided by the Corporation’s independent auditors, including all services prohibited by law from being provided by the independent auditors. Unless a service has received general pre-approval from the Audit Committee, it will require specific pre-approval by the Audit Committee. When specific pre-approval is required, the Audit Committee has delegated the authority to the Chair of the Audit Committee so long as the fees involved do not exceed $50,000.

            Audit Committee Report.

            The board of directors has adopted a charter for the Audit Committee that sets out the committee’s mandate, organization, powers and responsibilities. The Audit Committee charter complies with Rule 10A-3 and the requirements of the NYSE MKT.

            In the course of providing its oversight responsibilities regarding the 2012 financial statements, the Audit Committee reviewed the 2012 audited financial statements which appear in the Corporation’s Annual Report to shareholders on Form 10-K, with management and the Corporation’s independent auditors. The Audit Committee reviewed accounting principles, practices and judgments as well as the adequacy and clarity of the notes to the financial statements.

            Since the commencement of the Corporation’s most recently completed fiscal year, the board of directors has not failed to adopt a recommendation of the Audit Committee to nominate or compensate an independent auditor. The Audit Committee has adopted specific policies and procedures for the engagement of non-audit services.

            The Audit Committee reviewed the independence and performance of the independent auditors who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, and such other matters as required to be communicated by the independent auditors in accordance with Statement on Auditing Standards 61, as superseded by Statement of Auditing Standard 114 – the Auditor’s Communication with Those Charged with Governance.

            The Audit Committee meets with the independent auditors to discuss their audit plans, scope and timing on a regular basis, with or without management present. The Audit Committee has received the written disclosures and the letter from the independent auditors required by applicable standards of the Public Company Accounting Oversight Board for independent auditor communications with Audit Committees concerning independence as may be modified or supplemented, concerning its independence as required under applicable standards for auditors of public companies.

            In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the board of directors that the audited financial statements be included in the Annual Report to shareholders on Form 10-K for the year ended December 31, 2012. The board concurred with the committee’s recommendation.

Submitted by the members of the Audit Committee
Larry Okada (Chairman)
Timothy R. Lindsey
John B. McCombe

            Compensation Committee.

            Composition and Responsibilities. The purpose of the Compensation Committee is to assist the Board in fulfilling its oversight responsibilities relating to compensation. Specifically, the mandate specifies that the compensation committee is responsible for:

  overseeing the development and administration of competitive policies, including policies dealing with compensation and benefits, in order to attract and retain employees of the highest standards;

  reviewing the results of the evaluation of the performance of other senior officers by the chief executive officer and in consultation with the chief executive officer making recommendations to the board of directors concerning compensation arrangements for individual senior officers and directors;

  conducting and reporting to the board regarding an annual performance review of the chief executive officer, including a review of the corporate goals and objectives relevant to the compensation of the chief executive officer, an evaluation of the performance of the chief executive officer in light of those goals and objectives and determination of the chief executive officer’s compensation based on this evaluation;

  reviewing and making recommendations to the board of directors regarding the Corporation’s equity incentive plans and reviewing appropriateness of the allocation of benefits under the plan;

  adopting and reviewing a comprehensive statement of senior officer compensation philosophy and administering the Corporation’s compensation program in accordance with it; and

  reviewing and staying abreast of the Corporation’s management succession program for senior officer positions.

            The Compensation Committee meets at least annually to consider and make recommendations to the board of directors. Typically, the chief executive officer of the Corporation makes recommendations to the committee concerning individual salary levels, incentive bonuses, and other forms of compensation for all of the senior officers other than himself, which are then reviewed and submitted to the full board for approval. The Compensation Committee makes its own determination concerning the chief executive officer’s salary, bonus and other types of compensation. The Compensation Committee also reviews the adequacy and form of director compensation on an annual basis. In general the Compensation Committee strives to ensure the Corporation’s compensation is competitive with that of its peers, reflects the performance of the Corporation, and is aligned with the interest of the Corporation’s shareholders. In carrying out its mandate, the Compensation Committee is authorized to hire independent counsel and advisors as it determines to carry out its duties. The Compensation Committee also prepares an annual report regarding executive compensation.

            Current Members. The Compensation Committee is presently comprised of Mr. Lindsey, Mr. Appleton and Mr. Okada, with Mr. Lindsey serving as chairman. The committee met one time during the year ended December 31, 2012. Each committee member was present at each such meeting. A copy of the Corporation’s Compensation Committee charter can be found on the Corporation’s website at www.revettminerals.com.

            Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2012 (a) no executive officer of the Corporation served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served on the Corporation’s Compensation Committee; (b) no executive officer of the Corporation served as a director of another entity, one of whose executive officers served on the Corporation’s Compensation Committee; and (c) no executive officer of the Corporation served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served as a director of the Corporation.

            The Compensation Committee did not retain any outside consultants or advisors during the year ended December 31, 2012.

            Corporate Governance and Nominating Committee.

            Composition and Responsibilities. The Corporate Governance and Nominating Committee is comprised of three or more members of the board of directors. The primary functions of the committee are to assess the effectiveness of the board as a whole, the committees of the board and its individual members, periodically review and assess the Corporation’s governance practices, review and assess the qualifications of nominees to the board, and orient new directors as to the Corporation and their responsibilities and duties as directors. For the year ending December 31, 2013, the chairman of the board will evaluate director performance either by interviewing each director or by having each director complete and submit a written questionnaire.

            The Corporate Governance and Nominating Committee is responsible for establishing the qualifications and skills necessary for members of the board of directors (as well as the skills and competencies the board needs as a whole) and procedures for identifying possible nominees who meet the criteria. In discharging these responsibilities, the Corporate Governance and Nominating Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the board and to maintain a balance of knowledge, experience and capability.

            In the case of incumbent directors, the Corporate Governance and Nominating Committee reviews their overall service to the Corporation, including the number of meetings attended, their level of participation, the quality of their performance and any relationships or transactions that might impair their independence. In the case of new director candidates, which includes director candidates recommended by security holders pursuant to the notification requirements of the Corporation’s bylaws, the Corporate Governance and Nominating Committee would also consider whether the nominee is independent within the meaning of NI 58-101 and NI 52-110 and for NYSE MKT purposes, which determination is based upon applicable NYSE MKT listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. Neither the Corporate Governance and Nominating Committee nor the board of directors paid any fees to any third party to assist in the process of identifying or evaluating director candidates during the year ended Dcember 31, 2012.

            Current Members. The Corporate Governance and Nominating Committee is presently comprised of Mr. Appleton, Mr. Okada and Mr. McCombe, with Mr. Okada serving as chairman. The committee met one time during the year ended December 31, 2012. Each committee member was present at each such meeting. A copy of the Corporation’s Corporate Governance and Nominating Committee charter can be found on the Corporation’s website at www.revettminerals.com.

            Environmental Committee.

            Composition and Responsibilities. The Environmental Committee is comprised of three directors, one of whom is designated by the board of directors to serve as chair, and assists the board in overseeing environmental stewardship. The Environmental Committee has been established to assist the board in its oversight of environmental issues. The responsibilities of the Environmental Committee are to:

  establish and recommend goals, policies and programs relative to environmental issues and any changes in or additions to such goals, policies and programs;

  make inquiries of management concerning compliance with applicable laws, rules, regulations and standards of corporate conduct relative to environmental issues;

  receive reports on the nature and extent of compliance or any non-compliance with environmental policies, programs and applicable legislation and establish plans to correct deficiencies, if any, and to report to the board of directors on the status of such matters;

  review with management the following items as they relate to environmental matters: (i) the Corporation’s policies with respect to risk assessment and risk management; (ii) the Corporation’s major financial risk exposures; (iii) the steps management has taken to monitor and control such exposures; (iv) the effect of relevant regulatory initiatives and trends; and (v) all material claims, demands and legal proceedings against the Corporation;

  review with management the Corporation’s record of performance on environmental matters, along with any proposed actions based on the record of performance; and

  apprise the Audit Committee of significant changes in financial risk exposures or potential disclosure issues relating to environmental matters.

            Current Members. The Environmental Committee is presently comprised of Mr. Shanahan, Mr. Appleton and Mr. Lindsey, with Mr. Appleton serving as chairman. The committee met four times during the year ended December 31, 2012. Each committee member (other than Mr. Appleton who attended three meetings) was present at each such meeting.

            Safety Committee.

            Composition and Responsibilities. The Safety Committee is comprised of three directors, one of whom is designated by the board of directors to serve as chair, and assists the board in overseeing safety performance and goals. The Safety Committee has been established to assist the board in its oversight of occupational safety issues. The responsibilities of the Safety Committee are to:

  establish and recommend goals, policies and programs relative to safety issues and any changes in or additions to such goals, policies and programs;

  make inquiries of management concerning compliance with applicable laws, rules, regulations and standards of corporate conduct relative to safety issues;

  receive reports on the nature and extent of compliance or any non-compliance with safety policies, programs and applicable legislation and establish plans to correct deficiencies, if any, and to report to the board of directors on the status of such matters;

  review with management the following items as they relate to safety matters: (i) the Corporation’s policies with respect to risk assessment and risk management; (ii) the Corporation’s major financial risk exposures; (iii) the steps management has taken to monitor and control such exposures; (iv) the effect of relevant regulatory initiatives and trends; and (v) all material claims, demands and legal proceedings against the Corporation;

  review with management the Corporation’s record of performance on safety matters, along with any proposed actions based on the record of performance; and

  apprise the Audit Committee of significant changes in financial risk exposures or potential disclosure issues relating to safety matters.

                        Current Members. The Safety Committee is presently comprised of Mr. Shanahan, Mr. McCombe and Mr. Lindsey, with Mr. McCombe serving as chairman. The committee met four times during the year ended December 31, 2012. Each committee member was present at each such meeting.

Communications to the Board.

            Shareholders may communicate directly with the board of directors or any director by writing to the board or a director in care of the corporate secretary at Revett Minerals Inc., 11115 East Montgomery, Suite G, Spokane Valley, Washington 99206” or by faxing their written communication to the corporate secretary at (509) 891-8901. Shareholders may also communicate to the board of directors or any director by calling the corporate secretary at (509) 921-2294. The corporate secretary will review any communication before forwarding it to the board or director, as the case may be.

Item 11. Executive Compensation.

            Summary Compensation Table. The following table summarizes the compensation for the fiscal years ended December 31, 2012, 2011 and 2010, of the Corporation’s principal executive officer, principal financial officer and two other executive officers as of December 31, 2012.

				Option	All Other
Name and		Salary	Bonus(1)	Awards(2)	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
John G. Shanahan(3)	2012	322,500	87,000	90,345	-	499,845
President and Chief	2011	300,000	60,500	134,540	-	495,040
Executive Officer	2010	285,000	-	47,550	100,000(7)	432,550

Kenneth S.	2012	139,500	12,000	36,138	-	187,638
Eickerman(3)
Chief Financial	2011	135,000	27,500	67,270	-	229,770
Officer	2010	128,560	-	15,850	30,698(7)	175,108
Douglas Miller(3)	2012	153,331	41,500	45,173	-	240,004
Vice President of	2011	140,000	29,000	67,270	-	236,270
Operations	2010	140,000	-	25,360	18,667(7)	184,027
Monique Hayes(3)	2012	86,625	22,000	36,138	-	144,763
Corporate Secretary	2011	82,500	16,500	67,270	-	166,270
	2010	73,834	-	15,850	-	89,684
Carson Rife (3)(4)(5)	2012	223,655	51,500	54,207	-	329,362
Vice President and					(4)
Chief Operating	2011	200,000	40,500	100,905	1,398	342,803
Officer	2010	183,231	-	47,550	52,064(4)(7)	282,845
Douglas Ward (6)	2012	-	-	-	-	-
Vice President of	2011	-	-	-	-	-
Corporate	2010	181,834	-	15,850	-	197,684
Development
___________________________
(1)	2010 bonuses relate to performance during that year, but were awarded in March 2011. 2011 bonuses relate to performance during that year, but were awarded in April 2012.

(2)

Options awards were valued using the Black-Scholes option pricing model. For a discussion of the assumptions used in valuing such option awards, see Note 11 to the Corporation’s consolidated financial statements for the year ended December 31, 2012. There were no forfeitures of option awards for the years shown.

(3)

Reflects salary compensation paid to each of the named individuals during the periods reported. See “Employment Agreements with Executive Officers” for information concerning the named individuals’ base salaries for the year ended December 31, 2012.

(4)	Amounts shown for Mr. Rife under “All other Compensation” include an automobile expense allowance of $1,398.

(5)	Mr. Rife resigned from the Corporation on April 30, 2012.

(6)	Mr. Ward resigned from the Corporation on November 30, 2010.

(7)	Amounts shown reflect the value of common shares received during the year.

            Grants of Plan-Based Awards. The following table sets forth information concerning equity incentive plan awards that were granted to the Corporation’s principal executive officer, principal financial officer and two other executive officers during the year ended December 31, 2012. None of the persons depicted in the table received stock awards or non-equity incentive plan awards during the year. None of such incentive plan awards are contingent on the achievement of performance goals.

Grants of Plan-Based Awards
		Estimated Future Payouts under			Other		Grant
		Equity Incentive Plan Awards			Option	Exercise	Date
		Threshold	Target	Maximum	Awards	Price	Value
Name	Grant Date	(#)	(#)	(#)	(#)	($)	($)
John G. Shanahan	4/2/2012	-	n/a	n/a	50,000	4.18	90,345
Kenneth S. Eickerman	4/2/2012	-	n/a	n/a	20,000	4.18	36,138
Monique Hayes	4/2/2012	-	n/a	n/a	20,000	4.18	36,138
Douglas Miller	4/2/2012	-	n/a	n/a	25,000	4.18	45,175

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth information concerning the outstanding equity awards at December 31, 2012 held by the Corporation’s principal executive officer, principal financial officer and two other executive officers:

Outstanding Equity Awards at Fiscal Year-End
		Equity Incentive Plan Awards:
	Number of Securities		Number of Securities
	Underlying		Underlying
	Unexercised Options		Unexercised	Average	Option
	Exercisable	Un-exercisable	Unearned Options	Exercise Price	Expiration
Name	(#)	(#)	(#)	($)	Dates
John G. Shanahan	175,000	0	0	2.84	2014-2017
Kenneth S. Eickerman	50,000	0	0	4.09	2015-2017
Monique Hayes	40,000	0	0	4.58	2016-2017
Douglas Miller	61,000	0	0	4.47	2015-2017

            Options Exercised in Last Fiscal Year. There were no stock options exercised by Corporation officers during the year ended December 31, 2012.

            Employment Agreements with Executive Officers. Each of the Corporation’s four executive officers has entered into an employment agreement with Revett Silver. Each agreement is for a term of three years and is renewable annually thereafter, and each provides for the payment of salary and medical and other fringe benefits, the award of stock options, and severance payments in the event the executive officer’s employment is terminated without cause, upon the occurrence of a change in control event, or other than for good reason. A “change in control” event occurs under the agreements when a person or entity beneficially acquires 25 percent or more of voting securities, or when, in a contested election of directors, the persons who were directors immediately prior to the election contest cease to constitute a majority of the board of directors. “Good reason” is defined in the agreement to include a material change in the executive officer’s duties and responsibilities, a reduction in his salary or medical and other fringe benefits or, following a change in control, the Corporation’s failure to enter into a replacement employment agreement with the executive officer that is reasonably satisfactory to him.

            The employment agreement with Mr. Shanahan is dated January 1, 2010 and provides for an annual base salary of $300,000, subject to periodic adjustments. If Mr. Shanahan’s employment is terminated without cause, he is entitled to eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, he is entitled to 36 months of salary and twelve months of benefits. Mr. Shanahan may terminate the agreement unilaterally upon one month’s notice.

            The employment agreement with Mr. Eickerman is dated May 30, 2007, as amended January 16, 2010, and provides for an annual base salary of $135,000, subject to periodic adjustment. If Mr. Eickerman’s employment is terminated without cause, he is entitled to eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, he is entitled to 36 months of salary and twelve months of benefits. Mr. Eickerman may terminate the agreement unilaterally upon one month’s notice.

            The employment agreement with Mr. Miller is dated April 1, 2004, as amended September 1, 2009 and October 1, 2012. It provides for an annual base salary of $160,000, subject to periodic adjustment. If Mr. Miller’s employment is terminated without cause, he is entitled to eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, he is entitled to 36 months of salary and twelve months of benefits. Mr. Miller may terminate the agreement unilaterally upon one month’s notice.

            The employment agreement with Ms. Hayes is dated December 1, 2010 and provides for an annual base salary of $82,500, subject to periodic adjustment. If Ms. Hayes’s employment is terminated without cause, she is entitled to eighteen months of salary and twelve months of benefits. If she is terminated following a change of control event or other than for good reason, she is entitled to 36 months of salary and twelve months of benefits. Ms. Hayes may terminate the agreement unilaterally upon one month’s notice.

            Compensation of Directors. The following table sets forth information concerning the compensation of the Corporation’s directors for the fiscal year ended December 31, 2012. Mr. Shanahan was also an executive officer of the Corporation during the year.

Director Compensation
			All Other
	Fees	Option Awards(1)	Compensation	Total
Name	($)	($)	($)	($)
John G. Shanahan	0	0	0	0
John B. McCombe	45,750	90,435	0	136,085
Albert F. Appleton	77,462	90,435	20,000(2)	187,897
Timothy R. Lindsey	193,087	90,435	125,000(3)	408,522

Larry M. Okada	83,587	90,435	0	174,022

________________________
Notes:

(1)

Options awards were valued using the Black-Scholes option pricing model. For a discussion of the assumptions used in valuing such option awards, see Note 11 to the Corporation’s consolidated financial statements for the year ended December 31, 2012.

(2)	Includes cash award of $10,000 and common shares which had a value as of the date of issuance of $10,000.

(3)	Includes cash award of $50,000 and common shares which had a value as of the date of issuance of $75,000.

            Effective April 1, 2012, director compensation was modified as follows: (1) annual retainer for each director other than Mr. Shanahan of $25,000; (2) additional annual retainer for the Chairman of the Board of $150,000; (3) $15,000 for the chair of each of the Audit Committee and Environmental Committee, $10,000 for the chair of the Safety Committee and $7,500 for the chair of each of the Compensation Committee and Corporate Governance and Nominating Committee. In addition to the above, directors other than Mr. Shanahan are entitled to receive meeting attendance fees ($1,000 per in-person board meeting, $750 per telephonic board meeting and $500 per committee meeting) and are entitled to be reimbursed for travel expenses incurred in connection with their attendance at board and committee meetings.

            The amounts paid to the Chairman of the Board in 2012 were in recognition of the critical role that he has played since assuming the position of Chairman of the Board in community relations and government affairs. The fees to be paid to the Chairman of the Board in future will be reviewed if the Chairman ceases to fulfil such a role. The additional amount paid to Mr. Appleton in 2012 was in recognition of ongoing and additional work as a member of the board of directors.

            Stock Option Plans.

            The Corporation maintains an equity incentive plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights and shares of common stock in satisfaction of amounts owing for services. The Plan was adopted by the Corporation’s shareholders on June 19, 2007, was amended on June 16, 2009, and again on June 21, 2011 and is administered by the Compensation Committee and by the board of directors. The material provisions of the Plan and other relevant information are as follows:

  Directors, executive officers, employees and consultants to the Corporation including its subsidiaries are eligible to participate in the Plan.

  A maximum of 6,500,000 common shares (representing approximately 18% of the issued and outstanding common shares of the Corporation as of the date hereof), are available for issuance under the Plan.

  Options for the purchase of a total of 3,282,000 common shares (representing approximately 10% of the issued and outstanding common shares of the Corporation as of the date of hereof) have been granted and are outstanding under the Plan.

  The maximum number of common shares with respect to which grants may be made to any one individual under the Plan, together with any common shares reserved for issuance to such individual under any other stock option plan or arrangement, may not exceed 5% of the number of outstanding common shares of the Corporation. In addition, the maximum number of common shares with respect to which grants may be made to insiders under all share compensation arrangements at any time may not exceed 10% of the issued and outstanding common shares of the Corporation and the maximum number of common shares issued to insiders, within a one year period, under all share compensation arrangements may not exceed 10% of the issued and outstanding common shares of the Corporation.

  The purchase price or exercise price of a common share reserved for issuance pursuant to options granted under the Plan is determined by the board of directors, taking into account any applicable rules of the Toronto Stock Exchange. However, in no event can the price be less than the closing price of the common shares on the Toronto Stock Exchange on the trading date immediately preceding the date of grant.

  A stock appreciation right may be granted under the Plan at the time an option is granted, or any time during the term of an option, and upon exercise of a stock appreciation right, the related option is cancelled to the extent unexercised, and the holder is entitled to receive payment of an amount equal to the difference between the then current market price and the exercise price. Payment of the appreciated value of the common share may be solely in cash, in common shares, or a combination thereof, in the discretion of the Compensation Committee and the board of directors. Upon exercising an option, any related stock appreciation right is cancelled. No stock appreciation rights have been granted as of the date hereof.

  Options vest at such times as the Compensation Committee or the board of directors determine at the time of grant, provided that, subsequent to the time of grant, the Compensation Committee or the board of directors may in their discretion permit an optionee to exercise any or all unvested options.

  No option can have a term of more than ten years measured from the date of grant.

  Each option must specify the effect of termination of employment on the holder’s right to exercise the option. With respect to those options that have been granted as of the date hereof, the termination of an optionee’s employment for cause or his or her resignation for other than good reason terminates any unexercised options he or she may hold. If an optionee's employment is terminated for reasons other than for cause or because of death or disability, or if an optionee resigns for good reason, then the unexercised options generally may be exercised for a period of one year following termination, but in no event after the expiry date of the option, subject to the discretion of the board of directors to amend such provisions provided such amendment is not detrimental to the holder.

  Options granted pursuant to the Plan are non-assignable otherwise than by will or the laws of descent and distribution.

            On June 19, 2007, the shareholders of the Corporation approved an amendment to the Plan that clarified the nature of amendments that may be made to the Plan with and without obtaining shareholder approval. The board of directors may at any time, subject to the provisions below, amend, suspend or terminate the Plan, or any portion thereof, or awards or grants made thereunder provided that no change in any award or grant previously made may be made which would impair the rights of the optionee or grantee thereunder without the consent of the affected optionee or grantee.

            Without limiting the generality of the foregoing, the board of directors may make the following types of amendments to the Plan or awards or grants made thereunder without shareholder approval:

  amendments of a ministerial nature including, without limiting the generality of the foregoing, any amendment for the purpose of curing any ambiguity, error or omission in the Plan or to correct or supplement any provision of the Plan that is inconsistent with any other provision of the Plan;

  amendments necessary to comply with the provisions of applicable law (including, without limitation, the rules, regulations and policies of the Toronto Stock Exchange);

  amendments respecting administration of the Plan;

  any amendment to the vesting provisions of the Plan or any option;

  any amendment to the early termination provisions of the Plan or any option, whether or not such option is held by an insider, provided such amendment does not entail an extension beyond the original expiry date;

  any amendment to the termination provisions of the Plan or any option, other than an amendment extending the term of an option, provided any such amendment does not entail an extension of the expiry date of such option beyond its original expiry date;

  the addition or modification of any form of financial assistance by the Corporation;

  the addition or modification of a cashless exercise feature, payable in cash or common shares, whether or not there is a full deduction of the number of underlying common shares from the Plan reserve; and

  any other amendments, whether fundamental or otherwise, not requiring shareholder approval under applicable law (including without limitation, the rules, regulations and policies of the Toronto Stock Exchange).

            Shareholder approval is required for the following types of amendments to the Plan or awards or grants made thereunder:

  increases to the number of common shares issuable under the Plan, including an increase to a fixed maximum number of common shares or a change from a fixed maximum number of common shares to a fixed maximum percentage;

  any amendment which reduces the exercise price of an option or a cancellation and re- grant at a lower price less than three months after the related cancellation;

  any amendment extending the term of an option beyond its original expiry date;

  any amendment broadening any limits imposed on non-employee director participation under the Plan;

  any amendment respecting transferability or assignability of awards or options under the Plan, other than for normal estate settlement purposes; and

  amendments required to be approved by shareholders under applicable law (including, without limitation, the rules, regulations and policies of the Toronto Stock Exchange).

            Compensation Committee Report. The Compensation Committee is pleased to present the following Compensation Committee report: We have reviewed and discussed the Compensation Discussion and Analysis set forth in this Circular. Based upon review of the discussion herein, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Circular.

Respectfully submitted, members of the Compensation Committee
Timothy R. Lindsey (Chairman)
Albert F. Appleton
Larry Okada

            Compensation Discussion and Analysis.

            Compensation Philosophy and Policies. The Corporation’s executive compensation program is designed to attract and retain the best possible executive talent and to provide an economic framework to compensate executives and senior management to meet the Corporation’s business goals and objectives. Base compensation is comprised of salary and an annual stock option award. Incentive, or bonus compensation, is based upon overall corporate performance for the previous financial year and adjusted for specific individual performance. Incentive compensation is issued as either cash or stock, or a combination of both.

            The key elements to executive base compensation is an annual base salary along with an annual stock option award. The level of overall base compensation is predicated on the position held, the executive officer’s experience, and the market for executive talent. Executive officers and senior management of the Corporation are eligible to receive bonus compensation in the form of cash and/or stock. Bonus compensation is reviewed by the Compensation Committee at the end of each financial year and is based primarily on the following criteria for both the Corporation and individual’s overall performance:

Criteria	Relative
Importance

Safety Performance	40%
Production/Resource Management	20%
Cash Flow/Profitability	20%
Share Price/Market Performance	20%

            Typically, the principal executive officer of the Corporation makes recommendations to the Compensation Committee concerning individual annual base salary levels and incentive bonuses which are then reviewed and submitted to the full board of directors for approval. The Compensation Committee makes its own recommendation concerning the principal executive officer’s base salary, incentive bonus and other types of compensation. The board of directors has traditionally maintained base compensation at levels roughly in line with those of other companies within a peer group.

            The Compensation Committee and board of directors awarded cash bonuses during the year ended December 31, 2012, to the persons and in the amounts set forth in the executive compensation table that appears elsewhere in this Circular. These bonuses were given in recognition of Corporation and individual performance during the 2012 financial year.

            Compensation of the Principal Executive Officer. Mr. Shanahan’s annual base salary is currently $330,000. During the year ended December 31, 2012, Mr. Shanahan was awarded 50,000 stock options with an exercise price of $4.18 per share. These stock options are immediately vested, expire on April 1, 2017 and had a Black–Scholes fair value of $90,345 at the time the stock options were issued. In addition, Mr. Shanahan received a bonus of $87,000 for 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Equity Compensation Plan Information. The following table sets forth certain information concerning options that have been granted pursuant to the Plan as of December 31, 2012.

Revett Minerals Inc. Incentive Stock Option Plans
Number of
	Shares to be	Weighted average	shares available
	issued upon	exercise price of	for issuance under
	exercise	outstanding options	plan at FY end
Stock Option Plan	(#)	($)	(#)
Revett Minerals Equity Incentive Plan	2,452,000	$ 3.86	2,623,539

            Security Ownership of Certain Beneficial Owners. The following table sets forth as of December 2, 2013 the names and address of, and number of shares beneficially owned by persons other than our directors and executive officers who are known to us to own more than five percent (5%) of the Corporation’s outstanding common shares. At such date, 34,596,387 common shares were outstanding. An additional 3,282,000 common shares were issuable at such date pursuant to presently exercisable options.

Name and		Amount and Nature of Beneficial	Percent
Address of Owner	Class of Security	Ownership (all direct unless otherwise noted)	of Class

Silver Wheaton Corp. 666 Burrard Street, Suite 3400 Vancouver, British Columbia V6C 2X8	common stock	5,285,979	14.0%

Trafigura Beheer B.V. Van Heuven Goedhartlaan 937 1187 LD Amsterlveen P.O. Box 74135 1070 BC Amsterdam, The Netherlands	common stock	3,666,667	9.7%

Wexford Capital LP 411 West Putnam Ave., Suite 125. Greenwich, Connecticut 06830	common stock	1,752,703	5.1%

[The balance of this page has been intentionally left blank.]

Security Ownership of Management. The following table sets forth as of December 2, 2013 the names of, and number of common shares of the Corporation beneficially owned by our directors and executive officers, and the number of common shares owned by our directors and officers as a group.

Amount and Nature of
Beneficial Ownership
(all direct unless otherwise
Name of Director or Officer	Class of Security	noted)	Percent of Class

John G. Shanahan	common stock	661,482 (1)	1.3%
Kenneth S. Eickerman	common stock	82,278 (2)	less than 1%
Douglas Miller	common stock	97,666 (3)	less than 1%
Monique Hayes	common stock	61,000 (4)	less than 1%
Timothy R. Lindsey	common stock	1,006,941 (5)	2.8%
Albert F. Appleton	common stock	153,393 (6)	less than 1%
Larry M. Okada	common stock	191,004 (7)	less than 1%
John B. McCombe	common stock	151,004 (8)	less than 1%
All directors and officers as a group (8 persons)	common stock	2,404,768 (9)	6.9%
___________________
(1)	Consists of 446,482 common shares and presently exercisable options to purchase 215,000 common shares.
(2)	Consists of 12,278 common shares and presently exercisable options to purchase 70,000 common shares.
(3)	Consists of 6,666 common shares and presently exercisable options to purchase 91,000 common shares.
(4)	Consists of 1,000 common shares and presently exercisable options to purchase 60,000 common shares.
(5)	Consists of 791,941 common shares and presently exercisable options to purchase 215,000 common shares.
(6)	Consists of 23,393 common shares and presently exercisable options to purchase 130,000 common shares.
(7)	Consists of 1,004 common shares and presently exercisable options to purchase 190,000 common shares.
(8)	Consists of 1,004 common shares and presently exercisable options to purchase 150,000 common shares.
(9)	See notes (1) through (8), above.

            Changes in Control. The Corporation does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Related Party Transactions. Trafiguara AG has a contract to purchase the silver and copper concentrates produced at Troy. Trafigura Beheer B.V., which is affiliated with Trafigura AG, is the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. Trafigura AG paid us $52 million for these concentrates during the nine months ended December 31, 2012; it did not pay us anything during the comparable period in 2013, owing to the fact that we produced no concentrate at Troy during the period. We believe the terms and conditions of our contract with Trafigura AG are neither more favorable nor less favorable than the terms and conditions we could have obtained from unrelated concentrate purchasers.

Item 14. Principal Accounting Fees and Services.

            Audit Fees. During the fiscal year ended December 31, 2012 and 2011, KPMG LLP, Boise Idaho, our independent registered public accounting firm, billed the Corporation $285,000 and $275,000, respectively, for professional services rendered by such firm for the audit of the Corporation’s consolidated financial statements and for reviewing certain of the Corporation’s periodic filings with the SEC.

            During the fiscal years ended December 31, 2012 and 2011, KPMG LLP, Vancouver, British Columbia, our former independent registered public accounting firm, billed the Corporation nothing and Cdn $21,000, respectively, for professional services rendered by such firm for the audit of the Corporation and for reviewing certain of the Corporation’s periodic filings with the SEC.

            Audit-Related Fees. During the fiscal years ended December 31, 2012 and 2011, KPMG LLP did not perform or bill the Corporation for any other audit related services.

            Tax Fees. During the fiscal years ended December 31, 2012 and 2011, KPMG LLP did not perform or bill the Corporation for any tax compliance, tax advice or tax planning services.

            All Other Fees. During the fiscal years ended December 31, 2012 and 2011, KPMG LLP did not perform or bill the Corporation for any other services.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revett Minerals Inc.
Date: December 3, 2013	/s/ John G. Shanahan
John G. Shanahan, its president and
principal executive officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 3, 2013	/s/ Kenneth S. Eickerman

Kenneth S. Eickerman,
principal accounting officer