Form 10-K
period 2013-12-31
Revett Mining Company, Inc.
filed 2014-03-27
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

REVETT MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4577805
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
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
Yes [   ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Small Reporting Company [X]     Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which such equity was last sold on the New York Stock Exchange Market Division, was approximately $22.5 million as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of common stock outstanding at March 27, 2014: 36,926,579.

Documents Incorporated by Reference: None

(ii)

Explanatory Note: As used in this report, the terms “Revett Mining Company,” the “company,” “we,” “us” and “our” are sometimes used to refer to Revett Mining Company, Inc., a Delaware corporation, and where the context so requires, its wholly-owned Montana subsidiary, Revett Silver Company (“Revett Silver”), and Revett Silver’s wholly-owned Montana subsidiaries, Troy Mine, Inc., RC Resources Inc., Revett Exploration, Inc., and Revett Holdings, Inc. Unless otherwise noted, all monetary denominations are in U.S. dollars.

Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” and are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include our current expectations and projections about future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate” and similar expressions.

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

These risks, uncertainties and other factors include but are not limited to those set forth in Item 1A – Risk Factors in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Actual results may vary, perhaps materially, and we undertake no obligation to update our projections at any future date.

[The balance of this page has intentionally been left blank.]

PART I

Item 1. Business.

     Overview. Revett Mining Company, Inc. (formerly known as Revett Minerals Inc.) was incorporated in Canada in August 2004 to acquire Revett Silver Company and undertake a public offering of its common shares, transactions that were completed in February 2005. Revett Silver Company, a Montana corporation, was organized in April 1999 to acquire the Troy mine (“Troy”) and the Rock Creek project (“Rock Creek”) from ASARCO Incorporated and Kennecott Montana Company, transactions that were completed in October 1999 and February 2000.

     We changed our jurisdiction of incorporation (from Canada to Delaware) and our name (from Revett Minerals to Revett Mining Company) in February 2014. We presently conduct business through four Montana corporations, all subsidiaries of our wholly-owned Revett Silver Company subsidiary: Troy Mine, Inc., RC Resources Inc., Revett Exploration, Inc. and Revett Holdings, Inc. If practical and subject to regulatory approvals, we intend to simplify our corporate structure further in the near future by merging Revett Silver into Revett Mining Company and reincorporating in the state of Montana.

     Our common stock is traded on the New York Stock Exchange Market Division and on the Toronto Stock Exchange under the symbol “RVM” and on the Frankfurt Stock Exchange under the symbol “37RN”.

     Troy Mine (“Troy”) is an underground silver and copper mine located in northwestern Montana. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance because of low metals prices. Revett restarted mining operations in late 2004 and commenced commercial production in early 2005. We operated Troy continuously until December 2012, when operations were suspended due to unstable ground conditions in portions of the mine. In November 2013, after unsuccessful attempts to find alternative routes to our reserve mining areas and, withapproval from the Mine Safety and Health Administration (“MSHA”), we commenced construction of a new access decline from the main service adit to the North C Beds and to the undeveloped I Beds. The initial decline totaling approximately 7,500 feet (including dual drifts, cross-overs, and muck bays) to the North C Beds was scheduled to take approximately ten months which will enable us to return to limited commercial production in the fourth quarter 2014. Continued development to the deeper I Beds will require construction of an additional 5,900 feet of decline including an accompanying borehole designed to provide secondary egress and ventilation. We anticipate this will take an additional six to nine months to complete, following which we expect to be at full production. The cost of constructing the decline to the North C Beds in order to resume production is estimated to be approximately $5.9 million; the total cost of the decline, including the extension to the undeveloped I Bed, is currently estimated to be approximately $12 million. Although we took significant steps to improve our liquidity during the first quarter of 2014, we currently do not have enough cash on hand to complete development and are reviewing alternative sources of finance to meet our capital spending requirements. There is no assurance our financing efforts will be successful under current market conditions. Our business has been materially and adversely affected by the suspension of commercial mining operations at Troy. This will continue until we resume production.

     Rock Creek is a large development-stage silver and copper deposit also located in northwestern Montana. We have been engaged in permitting activities at Rock Creek since 1999, and expect to obtain final government agencies’ approvals within the next twelve months. Once we receive all of the required permits, we will begin an extensive evaluation program to confirm and further define the economic and technical viability of the project.

     Our principal executive office is located at 11115 East Montgomery, Suite G, Spokane Valley, Washington 99206, and our telephone number at that address is (509) 921-2294. Our registered office in Delaware is located at is 1209 Orange Street, Wilmington, Delaware 19801.

     Troy Mine. Troy is located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy. The mine operation comprises 24 patented lode-mining claims, 510 unpatented lode-mining claims, approximately 850 acres of fee land and 394 acres of patented claim lands.

     Ore is extracted using a “room and pillar” method and is processed on the surface using standard grinding and flotation technology. The resulting silver/copper concentrate is sold under contract to a third party and is shipped by rail from a load-out facility located in Libby, Montana. The Troy concentrate typically contains between 35% and 40% copper, and between 80 to 120 ounces of silver per ton. During 2012, Troy produced 7.6 million pounds of copper and 1.1 million ounces of silver contained in concentrate. No concentrate was produced in 2013. Our current estimated proven and probable reserves at Troy comprise 16.6 million tons having an average copper grade of 0.36% and an average silver grade of 1.04 ounces per ton based on a net smelter return cut off of $29.99 per ton as of December 31, 2013. We operate the mine through Troy Mine, Inc., one of our second-tier operating subsidiaries. Troy Mine, Inc. is also the record holder of the patented and unpatented mining claims and fee lands comprising the mine.

     Once mining at Troy has ceased and required reclamation is complete, we intend to transfer surface rights to 394 acres of patented mining claims and approximately 500 acres of fee lands, associated with the Troy Mine, to the Revett Foundation, an affiliated nonprofit corporation that we organized in 2012. The Revett Foundation will oversee and administer these properties for use as wildlife habitat and corridor linkage and other uses for public purpose. Transfer of interests may be either through direct assignment, conservation easements, trades, or other appropriate means.

     Rock Creek. The Rock Creek project (“Rock Creek”) is located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana and sixteen air miles southeast of Troy Mine. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, five tunnel site claims, 85 mill site claims and 754 acres of fee land. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only; the patented claims lying outside the wilderness area convey both mineral and surface rights and title. The patented claims were legally surveyed in 1983, patented in 1989, and occupy an area of approximately 1,809 acres. We conduct our development activities at Rock Creek through RC Resources Inc., another of our second-tier operating subsidiaries. RC Resources Inc. is also the record holder of the various claims and fee lands comprising the project.

     Our proposed development of Rock Creek will occur in two phases. The first phase, a two year evaluation program, will confirm and better define the economic and technical viability of the project and reconfirm geotechnical assumptions. This initial phase will include the construction of a 7,000 foot evaluation adit to collect additional technical information; underground infill drilling to establish and confirm mineral resource estimates; geotechnical design studies; bulk sampling of the mineralization for use in metallurgical testing; and, to collect and evaluate hydrologic information. We estimate the evaluation program will cost $25 million to $30 million. Once the program is completed, we will commission a feasibility study and, if it is positive, seek financing to construct a 10,000 tons per day mine and process facility. More specific information concerning our proposed development of Rock Creek is set forth in Item 2 of this report.

     We cannot begin the evaluation program until we receive permits and approvals from the various Federal and State agencies that exercise jurisdiction over the project. Rock Creek is partially located on United States Forest Service (the “Forest Service”) land within the Kootenai National Forest and under the Cabinet Mountains Wilderness Area, and federal and state approval is required before development can commence. In 2001, the Forest Service issued a Final Environmental Impact Statement (“Final EIS”) under the National Environmental Policy Act (“NEPA”). In 2003, the Forest Service and the Montana Department of Environmental Quality (the “DEQ”) issued a joint administrative decision approving our proposed plan of operations at Rock Creek (the “Record of Decision”). The Record of Decision was based primarily on the findings in the Final EIS and a companion biological opinion (the “Biological Opinion”) issued by the U.S. Fish and Wildlife Service (“USFWS”) in 2003, pursuant to the requirements of the Endangered Species Act (“ESA”). The project was challenged by several regional and national environmental advocacy groups, culminating in a May 2010 Montana Federal District Court decision that upheld the Biological Opinion but remanded the Record of Decision to the Forest Service to address several NEPA procedural deficiencies. The Federal District Court decision upholding the Biological Opinion was affirmed by the Ninth Circuit Court of Appeals in November 2012. The Forest Service is currently working to develop a Supplemental EIS that will comply with the Federal District Court’s decision.

     We are also working to satisfy other federal and state permitting requirements that are required for phase 1 development. These include grizzly bear mitigation requirements, reclamation bonding, designing and constructing a water treatment facility, and improving the road leading to the proposed evaluation adit site.

In addition, we currently own approximately 673 acres of fee land, located in Lincoln and Sanders Counties, that has been designated for Grizzly bear habitat mitigation lands as the Rock Creek project is developed. This land and other current and future real estate holdings that are not essential to our day to day mining operations are; or will be, held by Revett Holdings, Inc., a wholly-owned Montana subsidiary of Revett Silver. Certain of these lands may later be selected for management under the revett Foundation according to a best-use philosophy.

     The Copper and Silver Markets. Copper and silver are internationally traded metals whose prices are determined by global economic conditions of supply and demand.

     Historical copper prices have been volatile. The following table sets forth the average annual prices of copper on the London Metal Exchange since 2009, as reported by the exchange. During this period, average annual copper prices have ranged from a low of $2.34 per pound in 2009 to a high of $4.00 per pound in 2011.

LME Average Cash Official Price (US$/Pound)

2013	2012	2011	2010	2009
3.32	3.61	4.00	3.42	2.34

     We believe copper prices will remain favorable in the long term because of the continued lack of investment in exploration and mine development during the past decade. This has resulted in low to modest growth rates in supplies, compared to increasing consumption rates in the developed economies of North America and Europe, and rapid industrialization and the emergence of consumer product markets in countries such as China and India.

     Silver prices are also volatile, as both a precious metal and, as an industrial commodity. The following table illustrates the average annual London Bullion Market Association Silver Fix since 2009. These average annual prices have ranged from a low of $14.38 per ounce in 2009 to a high of $35.11 per ounce in 2011.

London Average Fix (US$/Ounce)

2013	2012	2011	2010	2009
23.83	31.15	35.11	20.16	14.38

     We believe silver prices will remain generally favorable in the long term because of strong demand in the electronics industry and consistent demand from institutions that purchase and hold silver for investment purposes.

     Financial Information about Segments. Our operations comprise a single business segment, located in the United States. Information concerning our revenues, profits and losses, and total assets, liabilities and equity for the years ended December 31, 2013 and 2012 is set forth in the consolidated financial statements that appear elsewhere in this report.

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

     The Federal Clean Water Act and the Montana Water Quality Act are the principal water quality laws regulating our operations at Troy and Rock Creek. The federal act imposes limitations on water discharges into waters of the United States, including discharges from point sources such as mine facilities, and is administered by the U.S. Environmental Protection Agency. The Montana act imposes similar limitations on discharges into state waters and is administered by the DEQ.

     The Endangered Species Act requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered or threatened species. ESA’s definition of “species” includes any distinct population segment of any vertebrate fish or wildlife that interbreeds when mature. In order to facilitate the conservation of listed species, ESA establishes an interagency consultation process. When a federal agency proposes an action that “may affect” a listed species, which includes grizzly bears and bull trout at Rock Creek, the Forest Service must provide a “biological assessment” of the effects of the proposed action. Unless the USFWS determines that the proposed action will have no adverse effect on listed species, it must review all of the information provided by the action agency, as well as any other relevant information, and prepare a “Biological Opinion” setting forth the effects of the proposed action. In preparing such an opinion, the USFWS must use the best available scientific and economic data to determine whether the proposed action is likely to jeopardize the species, the amount and extent of any incidental “taking” or harm to the species that may result from the action, and whether it should identify any conservation measures to promote the recovery of the listed species. ESA also provides that, once the interagency consultation process has been initiated, neither the federal agency nor the permit or license applicant may make any irreversible commitment of resources with respect to the proposed agency action that would have the effect of foreclosing the formulation or implementation of any reasonable or prudent measures to avoid jeopardizing the listed species.

     As previously noted in this report, the USFWS issued a Biological Opinion in May 2003, which concluded that the proposed development of Rock Creek would not jeopardize the recovery of grizzly bears or bull trout. The opinion was challenged by several environmental advocacy groups on ESA grounds in a lawsuit brought in Federal District Court in Montana, and was remanded to the USFWS for further study. In October 2006 the USFWS issued a revised Biological Opinion reaffirming its earlier decision. The revised opinion was also challenged in Federal District Court. In May 2010, the DistrictCcourt issued a decision dismissing the groups’ ESA challenge. The litigants appealed that dismissal to the Ninth Circuit Court of Appeals, which issued an opinion in November 2011 affirming the District Court’s decision and upholding the USFWS’s determination that the mine would entail “no adverse modification” to bull trout critical habitat and would result in “no jeopardy” to grizzly bears.

     The Wilderness Act of 1964 created a National Wilderness Preservation System composed of federally owned areas designated by Congress as “wilderness areas.” Wilderness is generally defined in the Act as “an area where the earth and its community of life are untrammelled by man, where man himself is a visitor who does not remain.” Once included in the system, the act requires that these areas be administered by the federal department or agency having prior jurisdiction in the system in such a manner as to preserve their wilderness character and leave them unimpaired for future use and enjoyment as wilderness. The Cabinet Mountains Wilderness Area overlays Rock Creek and was included in the National Wilderness Preservation System in 1964. The Wilderness Act does not affect mineral claim activities conducted prior to 1983, however it does authorize the Secretary of Agriculture (through the Forest Service) to impose such reasonable stipulations as are necessary to protect the wilderness character of the land for the purposes for which they are leased, permitted or licensed. In the case of Rock Creek, these stipulations have been the part of the focus of opposition to our development of the project.

     The Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air quality permitting program for such discharges.

     The Montana Air Quality Act imposes limitations and permitting requirements similar to those of the Clean Air Act. Hazardous materials are defined in both acts and in their enabling regulations to include various metals. We hold all of the required air quality permits for our Troy operations.

     The National Environmental Policy Act and the Montana Environmental Policy Act requires all governmental agencies to consider the impact of major federal actions on the human environment. The state act mandates similar considerations with respect to major state actions. Because Rock Creek is located on federal lands, an Environmental Impact Statement (“EIS”) was required to outline the environmental effects of proposed operations; and, to address our plans to limit the effects of Rock Creek’s operations. The Final EIS for Rock Creek was issued in 2001, and the Forest Service, the lead government agency on the project, released its Record of Decision on our proposed operating plan in June 2003. In May 2010, a Montana Federal District Court the 2003 Record of Decision back to the Forest Service to address NEPA deficiencies. The Forest Service is currently working to develop a Supplemental EIS that will comply with the Federal District Court’s decision.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act and the Montana Metal Mine Reclamation Act (“CERCLA”) imposes clean-up and reclamation obligations stemming from unlawful discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges.

     The Montana Metal Mine Reclamation Act (“MMRA”) is similar to CERCLA in principle, but focuses principally on the cleanup and reclamation of mining properties and unlawful discharges from mining operations. CERCLA is jointly administered and enforced by the Environmental Protection Agency and the DEQ. MMRA is administered and enforced by the DEQ.

     The Multiple-Use Sustained Yield Act of 1960 (“MUSYA”) and The National Forest Management Act of 1974 direct the Secretary of the U.S. Department of Agriculture to administer Forest Service and other federal lands in ways that promote multiple uses of these resources (such as outdoor recreation, grazing, timber harvesting and mining) and are protective of watersheds, fish and wildlife, and to implement regulations that are consistent with MUSYA’s objectives.

     The Resource Conservation and Recovery Act was designed and implemented to regulate the disposal of hazardous wastes. It mandates that such wastes be treated, disposed of or stored, and requires those doing so to obtain permits from the Environmental Protection Agency or the authorized state regulatory authority.

     Employees. We had 64 full-time employees and no part-time employees at March 27, 2014. Fifty-eight of these employees work at the Troy Mine in production and management capacities, and the remaining six employees work at our corporate office in management and administrative capacities. None of our employees are represented by a collective bargaining unit.

     Available Information. We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). We are subject to the informational requirements of the Exchange Act, and file or furnish reports , proxy statements and other information with the SEC. Copies of the materials we file with the SEC are available on our website at www.revettmining.com/sec-filings as soon as reasonably practicable after we file them with the SEC. You can also obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s Edgar website at www.sec.gov. The information on these websites or may be accessed through them is not incorporated by reference in this report and should not be considered to be a part of this report.

Item 1A. Risk Factors.

     The following risk factors and other information in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. If any of the following events or developments described below actually occur, our business, financial condition or operating results could be materially harmed. This could cause the market price of our common stock to decline.

      Operations at Troy are currently suspended. We suspended operations at Troy in December 2012 due to unstable ground conditions in portions of the mine. In November 2013, after unsuccessful attempts to find alternative routes to our reserve mining areas and with approval from the Mine Safety and Health Administration (“MSHA”), we commenced construction of a new decline from the main service adit to the North C Beds and to the undeveloped I Beds. The initial decline totaling approximately 7,500 feet (including dual drifts, cross-overs, muck bays, etc.) to the North C Beds will take approximately ten months which shouldl enable us to return to limited commercial production in the fourth quarter 2014. Continued development to the deeper I Beds will require us to construct an additional 5,900 feet of decline including an accompanying borehole for secondary egress and ventilation. We anticipate this continued development take an additional six to nine months to complete, following which we expect to be at full production. The cost of constructing the decline to the North C Beds in order to resume production is estimated to be approximately $5.9 million; the total cost of the decline, including the extension to the undeveloped I Bed area, is currently estimated to be approximately $12 million. Although we took significant steps to improve our liquidity during the first quarter of 2014, we currently do not have enough cash on hand to complete development and are reviewing alternative sources of finance to meet our capital spending requirements. There is no assurance our financing efforts will be successful under current market conditions. Our business has been materially and adversely affected by the suspension of commercial mining operations at Troy. This will continue until we resume production.

     Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the prices of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as the strength of the United States dollar, global and regional industrial demand, and the political and economic conditions of major producing countries throughout the world. During the last four years, annual average copper prices have fluctuated from a low of $2.34 per pound in 2009 to a high of $4.00 per pound in 2011, and world average annual silver prices have fluctuated from a low of $14.38 per ounce in 2009 to a high of $35.11 per ounce in 2011.

     There are other formidable risks to mining. We are subject to all of the risks inherent in the mining industry, including industrial accidents, labor disputes, environmental related issues, unusual or unexpected geologic formations, cave-ins, surface subsidence, flooding, power disruptions and periodic interruptions due to inclement weather. These risks could result in damage to or destruction of our mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. In addition, we are subject to competition for new minerals properties, management and skilled miners from other mining companies, many of which have significantly greater resources than we do. We also have no direct control over changes in governmental regulation of mining activities, the speculative nature of mineral exploration and development, operating hazards, fluctuating metal prices and inflation and other economic conditions.

     Legal challenges could prevent us from ever developing Rock Creek. Our proposed development of Rock Creek has been challenged by several regional and national conservation groups at various times since the Forest Service issued its initial Record of Decision in 2003 approving our plan of operation. Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897 and the Administrative Procedural Act. Although we have successfully addressed most all of these challenges, we were directed by the Montana Federal District Court in May 2010 to produce a Supplemental EIS (“SEIS”) to address NEPA procedural deficiencies identified by the court. We cannot predict with any degree of certainty how possible future challenges will be resolved. Rock Creek is potentially the more significant of our two mining assets. New court challenges to the Supplemental EIS and a revised Record of Decision may delay us from proceeding with our planned development at Rock Creek. If we are successful in completing the SEIS and defending any challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities.

     Our reclamation liability at Troy Mine could be substantial. Our financial obligations to reclaim, restore and close Troy are presently covered by a $12.9 million surety bond, which includes $6.5 million in a restricted cash account. In late 2012, Montana DEQ and the U.S. Forest Service issued a new EIS and Record of Decision pertaining to the Troy reclamation. We do not presently know whether the revised reclamation plan will increase our bonding costs. Laws governing the closure of mining operations in Montana have become more stringent since Troy Mine was first placed into production. These factors could result in the imposition of a higher performance bond. Our reclamation liability for Troy is not limited by the amount of the performance bond itself; the bond serves only as security for the payment of these obligations. We would necessarily have to pay for any substantial increase in actual costs over and above the maximum allowed under the bond.

     We presently do not have the financial resources to complete the construction of the new decline at Troy or to develop Rock Creek. Although we are continuing efforts to procure financing, we presently do not have sufficient funds to complete the construction of a new decline to the North C Bed and deeper I Bed areas at Troy. We also do not have sufficient cash to develop a mine or begin mining operations at Rock Creek should it prove feasible to do so.

     The Rock Creek mineral resources are not equivalent to reserves. This report includes information concerning the estimated size of our mineral resource at Rock Creek and supplemental information concerning the extent of the remaining mineral resource at Troy. Although we believe these mineral resources are significant, it does not mean they can be economically mined. A mineral resource is not equivalent to “proven reserves” or “probable reserves” under standards promulgated by the SEC, principally because of the absence of sufficient quantifiable data. We will not be able to determine whether Rock Creek contains a commercially mineable ore body until our evaluation program has been completed and we have obtained a final, economic and technical feasibility study that will include an analysis of the amount of ore that can be economically produced under then-prevailing market conditions. Similarly, we will not be able to determine whether the supplemental mineral resources at Troy can be commercially mined without further exploration and study. Stockholders are cautioned not to assume that mineral resources will ever be converted into proven reserves or probable reserves.

Item 1B. Unresolved Staff Comments.

     Not applicable. Revett Mining Company is a small reporting company.

Item 2. Properties.

     The Troy and Rock Creek Assets. Our principal assets are Troy and Rock Creek, both located in northwestern Montana. We acquired these assets in February 2005 through acquisition of Revett Silver, which had earlier acquired them from ASARCO and Kennecott. We hold the Troy assets through Troy Mine, Inc., one of our second-tier operating subsidiaries. We hold the Rock Creek assets through RC Resources Inc., another of our second-tier operating subsidiaries.

     Other Mining Assets. We also hold interests in the following additional mining assets:

  Additional Troy Claims -- We acquired 152 unpatented claims located east and north of Troy Mine from Kennecott in 2010 through Troy Mine, Inc. These claims expanded our holdings by approximately 3,000 acres and provided important new areas for exploration that could potentially extend Troy’s mine life.

  The Adjacent Properties – These assets comprise three satellite zones that extend laterally from Rock Creek. We acquired them in conjunction with our purchase of Rock Creek and hold them through RC Resources Inc.

  Vermillion River and Sims Claim Groups. These claim groups comprise approximately 1,660 acres and are located approximately 25 miles southeast of Rock Creek. We acquired the claims in 1999 and transferred them to Revett Exploration, Inc. in 2012. The Vermillion River claim group’s prior owners conducted some limited drilling. The Sims group is untested.

  The JE and Lost Girl Claims – We acquired eight unpatented claims, known as the JE claims, and staked an additional 200 unpatented claims, known as the Lost Girl claims, in 2011. All of these claims are located northwest of Rock Creek and expand our property position at the project by approximately 4,000 acres. We hold these claims through RC Resources Inc.

  Rock Creek Mitigation Lands – We acquired approximately 673 acres of fee land that will be used primarily for mitigation as wildlife habitat and as a grizzly bear migration corridor as the project is developed. We hold these lands through Revett Holdings, Inc., another of our second-tier operating subsidiaries.

     Geology. The geology of the Troy and Rock Creek areas is characterized by a thick sedimentary Proterozoic-age sequence comprised of five major conformable zones or groups: the Lower Belt Group; the Ravalli Group; the Middle Belt Group; the Carbonate Group; and the Missoula Group. The Troy and Rock Creek deposits are found in the Ravalli Group, specifically in the Revett Formation, a mature, clastic, metamorphosed sandstone sequence of varying thickness lying within the group. Copper and silver sulfide mineralization occurs in varying degrees in quartzite subunits or beds throughout the formation. The mineralization is stratabound and disseminated, the result of migrating metal-bearing solutions through unconsolidated porous sediments prior to or during diagenesis; minor additional enriched mineralization also occurs as fracture-fillings. All of the mineral-bearing beds contain lateral metal and mineral zones that are the result of primary ore-forming processes. These beds are depicted in the following diagram.

     Copper is found in the Revett Formation in bornite and chalcocite, both sulfide minerals, and most often occurs as fine-grained disseminations with concentrations of less than six percent of the total sulfide along fractures, veinlets and bedding planes. The main copper sulfide zones are the chalcocite-chlorite and the bornite-calcite zones. Significant amounts of silver are found in zones within the copper sulfides and as enriched native silver. The thickness of these zones and their copper and silver grades are generally quite continuous across large areas, although there are segments that are thinner or of lower grade. Four additional concentric mineral zones that generally have no economic value envelop the chalcocite-chlorite and bornite-calcite zones: the chalcopyrite-ankerite zone is on the proximal side of the ore zones; the other three mineral zones, the chalcopyrite-calcite zone, the galena-calcite zone and pyrite-calcite zone, are sequentially located on the distal side of the ore zones.

     Physiography, Climate and Infrastructure. The Cabinet Mountains are a rugged, 35 mile long range of glaciated peaks and valleys that extend southeast from a point near Libby, Montana. Altitudes vary from 2,200 feet in the valley floors to 7,700 feet at the peaks. The area’s topography is defined by the underlying rock types and structural features. The talus slopes and hogback ridges of the area are typically comprised of the more erosion resistant quartzite and limestone rocks.

     The major land-forming features in the range were created by the Rocky Mountain uplift approximately 60 million years ago, and were subsequently modified by shifts in the earth’s crust, alpine glaciation and alluvial deposits. The northern portions of the range, including the Troy and Rock Creek areas, were influenced by Pleistocene-era alpine glaciers that carved the landscape into a series of cirques and horns characterized by nearly vertical cliffs, ledges, steep colluvial slopes and talus fields. These glaciers also scoured some lower elevation areas and deposited a veneer of glacial deposits, silt and clay in the low-elevation drainages averaging approximately 1,000 feet in thickness.

     The climate of the area is characterized by a combination of Pacific maritime and continental climates. The maritime influences are strongest in the winter, when relatively warm, moist air from the Pacific Ocean is cooled as it is lifted over the mountains and mixes with colder Arctic air moving south. This results in snowfall with significant accumulations in the higher elevations. Continental influences are more prevalent in the summer with thundershowers during May and June, followed by hot, dry weather into mid-September. Annual precipitation totals vary from about 30 inches along the Clark Fork River valley to about 80 inches at the highest elevations in the Cabinet Mountains. Temperatures in the area are moderate. During the summer months, minimum night-time temperatures are in the 50 to 60 degrees Fahrenheit range. Winter cold waves occur, but mild weather is more common. The long-term annual average temperature is about 45 degrees Fahrenheit. The warmest month, July, averages 65 degrees Fahrenheit and the coldest month, January, averages 24 degrees Fahrenheit.

     The Troy Mine is located in Lincoln County, Montana which is sparsely inhabited with several rural communities. The town of Troy is located 15 miles north of the mine and Libby, the county seat, is located approximately 32 miles northeast of the mine. The mine site is accessed by a seven mile paved mine road which connects to Montana Highway 56, a paved all-weather road connecting Montana Highway 200 to U.S. Highway 2. The copper-silver concentrates from Troy Mine are trucked to a leased load out facility and rail siding in Libby for rail shipment to a port as designated by our concentrate purchaser. The mine is connected to a power grid managed by a local electric cooperative.

     The Rock Creek project is located in Sanders County, Montana, approximately five miles northeast of the town of Noxon. Thompson Falls, the county seat, is located approximately 37 miles southeast of Noxon along Montana Highway 200. High voltage electrical power, rail and highway transportation, water and other necessary infrastructure are available within four miles of the project site.

     Development History. Development history at Troy and Rock Creek date back to 1963, when the Bear Creek Mining Company, a subsidiary of Kennecott Copper Corp., discovered stratabound copper and silver mineralization in the Cabinet Mountains. Over the next two decades, extensive exploration activity delineated both the Troy and Rock Creek deposits. The Troy and Rock Creek deposits share many similarities in geology, geochemistry and physiology. In 1973, ASARCO leased the Troy project from Kennecott and began permitting and development of the Troy mine. Production commenced in August 1981 and continued until April 1993, when operations were placed on care and maintenance due to low metal prices. The mine produced an average of approximately 4.0 million ounces of silver and 34 million pounds of copper during each of the twelve years ASARCO operated it.

     ASARCO also acquired the Rock Creek claims from Kennecott in 1973, and thereafter commenced an exploration program comprising 121 boreholes. According to a final exploration report prepared in 1989 using polygonal methodology, the Rock Creek deposit contains an estimated mineral resource of 144million tons of ore having an average copper grade of 0.68% and an average silver grade of 1.65 ounces per ton.

     Troy.

     The Deposit. Economically significant mineralization occurs in a number of distinct stratigraphic quartzite subunits or beds at Troy Mine. As previously noted in this report, the upper, middle and lower quartzite beds are located within the Upper Revett portion of the formation and the A, C and I Beds are located in the Lower Revett portion of the formation. The deposit measures approximately 7,500 feet by 1,800 feet and is generally flat in the vicinity of the mine, with a shallow dip of four degrees, the equivalent of a 7% grade.

     Three styles of faults are common in the mine area: northwest-trending faults, typified by the East Fault, having brittle-ductile structures with common clay gouge; east-northeast to east-southeast trending faults, typified by the Cross Fault, which are high-angle reverse faults that separate the north and south ore bodies and have a zone with clay gouge and breccia; and east northeast trending structures, typified by the South Fault,which are late brittle and generally open faults with sandy infills and generally offset the mineralized sedimentary units.

     The Troy deposit has been subdivided into three separate mining areas, the North Ore Body the South Ore Body and the East Ore Body. The bodies are principally delineated by the Cross Fault and the East Fault, which dissect the mineralized quartzite bends. The East Fault delineates the east boundary of the North Ore Body and the South Ore Body. The ore bodies are defined by assay-based determinations of economic copper and silver mineralization, zonation and outcrop on the north, west and south.

     Mining operations in the North Ore Body and the South Ore Body has historically been confined to the Lower and Middle Quartzite subunits, and to a lesser extent, to the A and C Beds in the South Ore Body. Mining operations in the East Ore Body has historically been confined to the Middle and Upper Quartzite subunits. No economic copper and silver mineralization has been delineated in the Upper Quartzite subunit west of the East Fault or in the Lower Quartzite subunit east of the East Fault. Our mining operations at Troy will likely be confined to the C Bed and the deeper I Bed for the immediate future when we resume operations.

     The following cross sectional view of Troy illustrates the location of these ore bodies, the quartzite subunits that we have historically mined, and the A and C and I Beds that we will mine once we complete the construction of the decline.

     Reserves and Mineral Resource Estimates. The following tables set forth our estimates of Troy’s reserves and mineral resources, as of the dates indicated. A “mineral reserve” is the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified, including dilutive materials and allowances for losses that may occur when the material is mined. Mineral reserves are subdivided into “proven and probable” classifications. “Mineral resources” do not have to be demonstrated by a preliminary feasibility study and are therefore much less certain. Mineral resources are subdivided into “measured and indicated” and “inferred” classifications.

     The Troy reserve estimates conform to SEC guidelines, Canadian Standards on Mineral Resources and Mineral Reserves Definitions and Guidelines (“CIM Guidelines”) and National Instrument 43-101 of Canadian Securities Administrators (“NI 43-101”) requirements, and were calculated by Larry Erickson, P. Eng., who is employed by us. The Troy resource estimates, also calculated by Mr. Erickson, conform to CIM Guidelines and NI 43-101, but do not conform to SEC guidelines. The SEC does not recognize mineral resources, only reserves.

     Investors should not assume that any portion of our mineral resources will ever be converted into proven reserves or probable reserves.

Troy Reserve Estimates (December 31, 2013)

			Silver		Contained	Contained
			Grade	Copper	Silver	Copper
Category	Area	Million Tons	(opt)	Grade (%)	(Moz)	(Mlbs)
Proven Reserves	North Ore Body	1.38	1.42	0.70	1.95	19.30
	South Ore Body	0.00	0.00	0.00	0.00	0.00
	East Ore Body	0.08	1.26	0.63	0.09	0.95
	Lower Revett - A Bed	0.00	0.00	0.00	0.00	0.00
	Lower Revett - C Bed	0.09	1.54	0.66	0.14	1.19
	Lower Revett - I Bed	0.00	0.00	0.00	0.00	0.00
Total	Proven Reserves	1.55	1.42	0.70	2.18	21.44
Probable Reserves	North Ore Body	0.00	0.00	0.00	0.00	0.00
	South Ore Body	0.00	0.00	0.00	0.00	0.00
	East Ore Body	0.90	1.39	0.60	1.25	10.89
	Lower Revett - A Bed	0.60	0.88	0.26	0.53	3.13
	Lower Revett - C Bed	0.39	0.95	0.31	0.37	2.43
	Lower Revett - I Bed	13.13	0.98	0.32	12.83	83.03
Total	Probable Reserves	15.02	1.00	0.33	14.98	99.48
Proven & Probable	North Ore Body	1.38	1.42	0.70	1.95	19.30
	South Ore Body	0.00	0.00	0.00	0.00	0.00
	East Ore Body	0.98	1.38	0.61	1.34	11.84
	Lower Revett - A Bed	0.60	0.88	0.26	0.53	3.13
	Lower Revett - C Bed	0.48	1.06	0.37	0.51	3.62
	Lower Revett - I Bed	13.13	0.98	0.32	12.83	83.03
Total	Proven & Probable Reserves	16.57	1.04	0.36	17.17	120.92

The following key factors were used in determining the foregoing reserves:

Key Factors / Parameters	Silver	Copper	Other/Total
Metals Prices (prior 5 year averages)	$25.06	$3.32
NSR Cutoff (Incl. Royalty)			$29.99 / Ton
Mining Recovery			100%
Dilution (Incl. Reserve Calc.)			0%
Metallurgical Recoveries – LOM Avg.	85.43%	83.76%

[The balance of this page has intentionally been left blank.]

Troy Resources Estimate (December 31, 2013)

Category	Area	Million Tons	Ag Grade (Opt)	Cu Grade (%)
Measured Resource	North Ore Body	27.76	1.32	0.66
	South Ore Body	17.65	1.40	0.69
	East Ore Body	3.15	1.13	0.52
	Lower Revett - A Bed	0.78	0.84	0.27
	Lower Revett - C Bed	1.36	1.41	0.60
	Lower Revett - I Bed	0.00	0.00	0.00
Total Measured Resource	Total	50.70	1.33	0.65
Indicated Resource	North Ore Body	0.54	0.62	0.33
	South Ore Body	2.62	0.96	0.27
	East Ore Body	2.73	1.34	0.61
	Lower Revett - A Bed	0.39	0.84	0.27
	Lower Revett - C Bed	0.59	0.95	0.31
	Lower Revett - I Bed	18.20	1.00	0.32
Total Indicated Resource	Total	25.07	1.02	0.34
Measured & Indicated	North Ore Body	28.30	1.31	0.65
	South Ore Body	20.27	1.35	0.63
	East Ore Body	5.88	1.23	0.56
	Lower Revett - A Bed	1.17	0.84	0.27
	Lower Revett - C Bed	1.95	1.27	0.51
	Lower Revett - I Bed	18.20	1.00	0.32
Total Measured & Indicated	Total	75.77	1.23	0.55

Total Inferred	Lower Revett – I Bed	1.50	0.71	0.30

(Pillars Incl. in Meas. & Ind.)	Total	(49.31)	(1.33)	(0.65)

     Operations. The following table sets forth information concerning Troy’s production for each of the five years ended December 31, 2013. As noted elsewhere in this report, we suspended mining operations at Troy in December 2012 due to unstable ground conditions in the mine, and are currently constructing a decline to the North C Bed and undeveloped I Bed deposit. Cash costs are shown in dollars per short ton and include all direct site costs and treatment, freight, refining and royalty costs. Cash cost per ton is a non-GAAP measure, however we consider it to be a well understood and widely used performance benchmark in the mining industry.

Troy Mine Production	2009	2010	2011	2012	2013	Total
Mill production (in thousands of tons))	1,337	1,363	1,417	1,195	-	5,312
Grades: Silver (opt)	1.00	0.87	1.07	1.08	-	1.01
Copper (%)	0.39%	0.40%	0.46%	0.38%	-	0.41%
Recovery: Silver (%)	84.7%	85.0%	84.9%	86.1%	-	85.2%
Copper (%)	83.2%	81.2%	82.0%	82.5%	-	82.23%
Production: Silver(oz)	1,135	1,008	1,291	1,206	-	4,640
Copper (lbs)	8,624	8,794	10,651	8,564	-	36,633
Cash cost ($/st)	$ 23.13	$ 24.83	$ 30.52	$ 34.59	-	$28.27

     Ongoing Exploration. We have been exploring beneath and adjacent to the current workings at Troy for the past several drilling seasons. Our primary target has been stratabound copper and silver mineralization located in the I Bed of the lower portion of the Revett Formation, approximately 1,200 feet below the main ore body at the mine. ASARCO had initially identified mineralization in this bed during drill programs in the 1980s but did not follow up with subsequent drilling due to lower metals prices. We believe ore grade mineralization exists in this and other beds within the Lower Revett Formation, based on the results of our exploratory drilling and the understanding of the upper quartzite units of the Formation. We completed the first phase of drilling and re-assaying of ASARCO’s existing core in 2013, and plan to continue a confirmatory drill program once we resume commercial mining operations at Troy. Our longer range goals are to step out from the immediate Troy Mine area to explore for additional resources that would extend the mine life at Troy and allow us to continue to use existing mine and processing infrastructure. We have initially targeted promising mineralization trends lying north and east of Troy Mine. We have expanded our claim holdings in these areas, as well as reviewing prior geophysical and drill data.

     Mine Reclamation Plan. Once we conclude mining operations at Troy, we will be obligated to reclaim and remediate the area in accordance with a revised reclamation plan issued by Montana DEQ and the U.S. Forest Service in 2012. We have posted a performance bond to help us meet these obligations. The amount of the bond was $12.9 million as of December 31, 2013, inclusive of $6.5 million that is held in a restricted cash account. We have also accrued a discounted liability of $4.6 million as of December 31, 2013 relating to these obligations. We believe the bonded and accrued amounts will be sufficient, primarily because the revised plan did not significantly change the overall obligations set forth in DEQ’s and the Forest Service’s initial reclamation plan. This could change, however, since DEQ and the Forest Service have not yet issued revised reclamation bonding requirements.

     Rock Creek.

     The Deposit. Rock Creek deposit is a large development-stage stratabound copper and silver deposit located in Sanders County, Montana. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, five tunnel site claims, 85 mill site claims and 754 acres of fee land associated with project facilities. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights and other limited surface rights; while the patented claims lying outside the wilderness area convey both mineral and surface rights and title. The patented claims occupy an area of approximately 1,809 acres. All of the Rock Creek mining claims are in good standing.

     The project is approximately sixteen air miles or 45 five road miles southeast of Troy Mine. We will access the ore body through an adit that will originate outside the Cabinet Mountain Wilderness area, near the valley floor. The project development plan will be very similar to that used at Troy. We expect to mine ore at the rate of 10,000 tons per day and produce an average of 52 million pounds of copper and 6 million ounces of silver per year.

     Mineral Resources. The stratigraphy in the vicinity of Rock Creek is nearly identical to that found at Troy. Bedrock exposed in the area consists primarily of the Revett and St. Regis Formations. In this area, Belt Supergroup rocks are gently folded and cut by several northwest-trending faults. In the vicinity of the deposit, two faults, the Copper Lake and Moran Faults, subdivide the deposit into three distinct segments: the Chicago Peak, St. Paul and North Basin blocks. The more significant portion of the Rock Creek deposit forms an oblong body measuring at least 16,000 feet by 7,200 feet. The long axis of the copper and silver mineralization is generally oriented in a north-south direction and occurs between elevations of 4,300 feet and 6,000 feet above means sea level within an anticlinal structure that plunges slightly to the northwest. As with Troy, mineralization occurs primarily within quartzite subunits of the Lower portion of the Revett Formation and subordinately within siltite and argillite subunits of the lower and middle portions of the formation. The Lower portion of the Revett Formation is locally subdivided into the same subunits as Troy, namely the A through I Beds. (See the graph at page 8 of this report.) The bulk of the mineralization is confined to one layer, but locally there may be up to four vertically stacked, potentially minable layers. The copper and silver mineralization ranges in thickness from six feet to a maximum of 235 feet near the Copper Lake Fault. The average thickness is 27 feet.

     Mineral Resource Estimates. The following tables set forth our estimates of Rock Creek’s and the Adjacent Properties’ mineral resources as of the dates indicated. The Rock Creek estimates are based upon a technical report dated May 7, 2004, amended as of January 27, 2005, prepared by SRK Consulting, Toronto and Dr. Jean-Francois Couture, on behalf of SRK, the designated qualified person, in accordance with NI 43-101. The estimates are based upon a cut-off grade of $10.00 net smelter return per ton calculated at $1.00 per pound for copper $ 7.00 per ounce for silver.

     The Adjacent Properties estimates are a “resource estimate” within the meaning of NI 43-101 and are based upon a 1984 U.S. Borax internal report titled an “Economic Analysis of the Rock Peak Project” by W. McGregor & M.D. Regan. This historical mineral resource estimate was prepared before the adoption of NI 43-101 and uses categories other than the ones set out in NI 43-101. We consider it relevant even though no ”qualified person” within the meaning of NI 43-101 has done sufficient work to classify the historical estimate as current mineral resources. We do not treat U.S. Borax’s historical estimate as current mineral resources and will not do so unless and until we have undertaken additional steps to validate U.S. Borax’s drilling data either by re-assaying the prior drill core or by supplementing it with new drilling data. Consequently, you should not rely upon U.S. Borax’s historical estimate.

     As previously noted in this report, “mineral resources” do not have to be demonstrated by a preliminary feasibility study and are therefore much less certain than reserves. And although the resource estimates conform to CIM Guidelines and NI 43-101 requirements, they do not conform to SEC guidelines. The SEC does not recognize mineral resources, only reserves.

     Investors should not assume that any portion of our mineral resources will ever be converted into proven reserves or probable reserves.

Rock Creek Resource Estimates (2004)

			Silver	Copper	Contained	Contained
		Tons	Grade	Grade	Silver	Copper
Resources (1)	Area	(M tons) (2)	(opt)	(%)	(Moz)	(Mlbs)
Inferred	Chicago Block	78.0	1.45	0.65	113.0	1,025.0
	St. Paul Block	48.0	2.10	0.92	101.0	883.0
	North Basin Block	10.0	1.50	0.57	15.0	114.0
Total Inferred		136.0	1.67	0.72	229.0	2,022.0

     The Adjacent Properties at Rock Creek are comprised of three unpatented claim groups, Copper Gulch, Horizon Basin and Rock Peak, which cover lateral extensions of the Rock Creek deposit. The prior owners of the Adjacent Properties drilled 36 boreholes into the mineralization of these claims groups and estimated the mineral inventory of 48 million tons grading 0.54% copper and 1.66 ounces per ton of silver in three satellite zones using a polygonal methodology.

		Silver	Copper	Contained	Contained
	Tons	Grade	Grade	Silver	Copper
Rock Creek Adjacent Properties	(M tons)	(opt)	(%)	(Moz)	(Mlbs)
Rock Peak	10.9	2.70	0.65%	29.43	141.70
Horizon Basin	4.2	1.80	0.60%	7.56	50.40
Copper Gulch	32.7	1.30	0.50%	42.51	327.00
Total Adjacent Properties – Inferred	47.8	1.66	0.54%	79.50	519.10

     Permitting History and Status. As previously noted in this report, Montana DEQ and the U.S. Forest Service jointly issued a Record of Decision in June 2003 approving our proposed plan of operation at Rock Creek. The Record of Decision was based on the F inal EIS (“FEIS”) issued in 2001 and a non-jeopardy Biological Opinion issued by the USFWS in May 2003. The FEIS followed six years of public and inter-agency review and comment with subsequent project development modifications and mitigations, as required under NEPA. The Record of Decision was challenged by a number of national and regional conservation groups, and in May 2010 both the Record of Decision and Final EIS were remanded back to the Forest Service by the Federal District Court in Montana for completion of a Supplemental EIS to address specified NEPA deficiencies. All of the challenges to the Biological Opinion were dismissed by the Federal District Court in Montana, a decision that was subsequently upheld by the Ninth Circuit Court of Appeals in November 2011.

     Project Development. We have constructed an office and core storage building at the Rock Creek site. Once we receive all of the necessary permits, we will install remaining infrastructure (including improvements to the access road, power transmission and a water treatment facility) and construct an adit approximately 7,000 feet long to gain access into the deposit. After mineralization is reached (at approximately 3,500 feet), we will collect data to support a full technical and economic feasibility study. This process is expected to take approximately two years and will include both direct development in mineralization and an infill drilling program with a view to establishing proven and probable reserves within a portion of the ore body. Geo-technical and hydrologic data will also be acquired and analyzed during this phase.

     Assuming the feasibility study is positive and financing is available, we will then commence construction of the 10,000 tons per day mine and process facility. The longest lead time item will be the development of two parallel adits (approximately 15,500 feet) driven uphill at a 10% grade into the deposit; one for conveyor haulage out of the mine and the other for services and access for men and materials. Other underground construction in non-mineralized rock (such as the installation of primary crushing facilities) will be relatively limited since mine development for ore haulage will largely be confined to the ore zone. The processing plant and surface infrastructure will use conventional technology and will be based on the experience we have gained from operating the Troy processing plant. Construction, including development of the service and conveyor adits, is estimated to take about three years.

Item 3. Legal Proceedings.

     We are not a party to any pending or threatened legal proceedings.

Item 4. Mine Safety Disclosure.

     Our operations at Troy are subject to health, safety and other standards imposed under the Federal Mine Safety and Health Act of 1977 (“FMSHA”) and regulations promulgated thereunder. FMSHA is administered by MSHA.

     During the year ended December 31, 2013, MSHA issued one citation pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties of $1,425 for the violations.

     We had no mining fatalities at Troy during the year ended December 31, 2013. MSHA did not issue any written notices pursuant to Section 104(e) of FMSHA alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern during the year, nor did it issue any orders pursuant to Section 104(b). There were no imminent danger orders issued under Section 107(a) of FMSHA during the year. As of the date of this report, we were a party to three pending appeals before the Federal Mine Health Safety Review Commission.

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters.

     Market Information. The following table sets forth the low and high closing prices per share for our common stock for each quarter of 2013 and 2012 as reported on the New York Stock Exchange/Market Division and the Toronto Stock Exchange. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions.

	2013		2012
	Low	High	Low	High
First Quarter	$1.75	$2.76	$4.15	$4.94
Second Quarter	$0.65	$2.07	$3.15	$4.23
Third Quarter	$0.65	$1.46	$2.90	$3.81
Fourth Quarter	$0.60	$1.27	$2.74	$3.77

     Stockholders. We had 58 stockholders of record as of March 27, 2014.

     Dividends. We have not declared or paid any cash or stock dividends on our common stock since its inception, and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Item 6. Selected Financial Data.

     The table below presents our selected historical consolidated financial data as of and for each of the five years ended December 31, 2013, 2012, 2011, 2010 and 2009. The selected historical consolidated financial data as of and for the year ended December 31, 2013 is derived from our audited consolidated financial statements, which have been audited by BDO USA LLP, an independent registered public accounting firm. The selected consolidated financial data for the two years ended December 31, 2012 and December 31, 2011 is derived from our audited consolidated financial statements, which have been audited by KPMG, LLP, and the selected historical consolidated data for the two years ended December 31, 2010 and December 2009 is derived from our audited consolidated financial statements, which have been audited by KPMG LLP Canada, each an independent registered public accounting firm. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. Our financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States. Amounts are expressed in thousands of dollars, except share and per share amounts.

	2013	2012	2011	2010	2009
Balance Sheet Data:
Current assets	$13,662	$34,785	$35,449	$16,385	$7,779
Property, plant and equipment	65,108	64,357	57,602	57,444	56,086
Restricted cash	6,542	6,533	6,519	6,498	6,633
Other assets	1,336	2,295	3,780	931	1,370
Total assets	$86,648	$107,970	$103,350	$81,258	$71,868

Current liabilities	$3,090	$6,268	$7,621	$5,737	$8,382
Long-term debt	364	1,289	408	768	2,572
Reclamation and remediation liability	4,613	5,598	7,955	7,946	8,166
Warrant derivative liability	-	93	1,170	5,876	-
Future income taxes	25	5,942	3,943	-	-
Temporary equity		-	-	676	676
Total liabilities	$8,092	$19,190	$21,097	$21,003	$19,796
Stockholders' equity	78,556	88,780	82,253	60,255	52,072
Total liabilities and stockholders’ equity	$86,648	$107,970	$103,350	$81,258	$71,868

	2013	2012	2011	2010	2009
Income Statement Data:
Revenue	$73	$59,211	$70,111	$47,004	$33,092

Cost of sales	-	42,541	42,262	34,385	32,115
Troy Mine suspension costs	12,141	-	-	-	-
Depreciation and depletion	32	2,645	2,519	2,642	2,686
Exploration and development	1,379	3,956	1,752	702	343
General and administrative	3,787	6,781	7,055	4,044	2,833
Gain on change in reclamation liability	(2,276)	(3,032)	(666)	-	-
Accretion of reclamation	476	675	675	694	640
Total expenses	$15,539	$53,566	$53,597	$42,467	$38,617
Other income (expenses):	(1,946)	239	1,487	(5,118)	(386)
Income (loss) before income Taxes	(17,412)	5,884	18,001	(581)	(5,911)
Net income (loss) for the period
	(11,575)	4,085	13,496	(614)	(3,673)
Retained earnings (deficit), beginning of period	1,591	(2,494)	(14,777)	(14,163)	(10,490)
Retained earnings (deficit)	$(9,984)	$1,591	$(2,494)	$(14,777)	$(14,163)

Per Share Data:
Basic income (loss) per share	$(0.33)	$0.12	$0.36	$(0.02)	$(0.15)
Fully diluted income (loss) per share	$(0.33)	$0.10	$0.31	$(0.02)	$(0.15)
Weighted average number of shares outstanding:
Basic	34,592,121	34,315,008	33,803,368	27,928,475	21,260,952
Fully diluted	35,592,121	35,316,954	35,257,668	27,928,475	21,260,952
Dividends paid during the period	-	-	-	-	-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

       Explanatory Note: The following discussion of our financial condition and results of operation should be read in conjunction with our consolidated audited financial statements and notes as at December 31, 2013 and 2012 and the years ended December 31, 2013 and 2012, which are set forth elsewhere in this report and include the accounts of Revett Mining Company (formerly Revett Minerals) and its wholly-owned subsidiary Revett Silver, and the accounts of Revett Silver’s wholly owned subsidiaries, Troy Mine, Inc., RC Resources Inc., Revett Exploration, Inc. and Revett Holdings, Inc. These financial statements have been prepared in accordance with United States generally accepted accounting principles.

       Overview. Our principal mining properties are Troy and Rock Creek. Troy is an underground silver and copper mine located in northwestern Montana. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance because of low metals prices. We resumed mining operations in late 2004 and commenced commercial production in early 2005. We operated Troy continuously until December 2012, when operations were suspended due to unstable ground conditions in portions of the mine. The details of our current development of an alternative route to the North C Bed area and, eventually, the undeveloped I Bed area, and the resumption of mining operations at Troy, are set forth elsewhere in Parts 1 and 1A of this report.

       Rock Creek is a large development-stage silver and copper property located in Sanders County, Montana, approximately five miles northeast of Noxon. We have historically funded our permitting activities at Rock Creek with cash flows from Troy and, to a lesser extent, proceeds received from sales of our common stock. Although not anticipated, the prolonged suspension of commercial production at Troy could have a material and adverse effect on our plans to further evaluate Rock Creek and eventually develop it should it prove economically feasible to do so.

       Results of Operations.

       Comparison of Years Ended December 31, 2013 and 2012. We suspended underground mining and surface milling operations at Troy in December 2012 because of unstable and unsafe ground conditions and consequently did not mine any ore during 2013. A comparison of our operating results for 2013 and 2012 is therefore not meaningful. The changes in our financial performance over these two periods are summarized below:

Revenue: During 2013 we had one sale of concentrate from inventory. This revenue was offset by the settlement of invoices relating to 2012 sales. During the year ended December 31, 2013, the LME price of copper and silver averaged $3.32 per pound and $23.83 per ounce, respectively. For 2012, the average price of copper was $3.61 per pound and the average price of silver was $31.15 per ounce.

Cost of Sales: Troy suspension-related costs for 2013 were $12.1 million. In May 2013 we laid off approximately 50% of the mine site employees in efforts to conserve cash. The 2013 spending reflects efforts to design a plan to resume mining operations and the construction of an alternative adit to access the mine.

Depreciation and depletion: These non-cash charges were significantly lower in 2013 than in 2012. The majority of the plant and equipment at Troy is depreciated using the units-of-production method. The suspension of mining operations resulted in no depreciation expense for Troy.

Exploration and development: This expense includes $0.1 million for exploration spending around Troy and $1.2 million in spending for Rock Creek. The spending in 2013 is much lower than 2012 ($4.0 million) because of our cash conservation efforts during 2013.

General and administration costs: The decrease in the corporate administration costs during 2013 is a result of the suspension of mining activities at Troy and our resulting efforts to conserve cash. Executive officer’s salary and director fees were voluntarily reduced during the second quarter.

Gain on Change in ARO Liability. The gain on change in ARO liability estimate is a result of two factors: an increase in the Troy mine life (from 2020 to 2026), which is itself due to an increase in ore reserves during 2013, and changes to our Troy reclamation requirements in 2012, notably the deletion of the requirement that we build and operate a water treatment plant. We recorded a reduction in our estimated ARO liability, from $5.6 million to $4.6 million, as at December 31, 2013.

     The following table compares our key operating statistics for the twelve months ended December 31, 2013 compared to the same periods in 2012:

Years Ended December 31,
Item	2013	2012
Tons milled		1,194,871
Tons milled per day	-	3,588
Copper grade	-	0.38 percent
Copper recovery	-	82.53 percent
Copper production	-	7,555,215 pounds
Copper sold (payable)	736 pounds	7,304,096 pounds
Silver grade	-	1.08 ounces per ton
Silver recovery	-	86.08 percent
Silver production	-	1,112,089 ounces
Silver sold (payable)	110,830 ounces	1,010,752 ounces

     Expenses pertaining to Rock Creek totaled $1.2 million during the year ended December 31, 2013 ($2.38 million in 2012), and were comprised of legal fees of approximately $0.2 million; consulting fees of approximately $0.7 million; and public relations and miscellaneous expenditures of approximately $0.3 million, including funding of ongoing grizzly bear mitigation.

     Liquidity and Capital Resources.

     Our liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At December 31, 2013, working capital was $10.6 million, including cash of $8.0 million. During the first quarter of 2014 we sold our available for sale securities for cash proceeds of $0.8 million and settled an outstanding insurance claim for damaged mine equipment and will receive cash proceeds of $2.3 million. In March 2014, we issued 2,307,690 units of common stock and warrants and received cash proceeds of $1.8 million.

     Delays in recommencing production at Troy could erode our cash and working capital position. We continue to have discussions with interested parties in possibly obtaining capital, however, no assurance can be given that these efforts will prove successful. Given current market conditions, we may experience difficulties in raising sufficient funds to meet our obligations and complete construction of the development decline to gain access to the deeper ore reserves at Troy. Because of our need to conserve cash, nearly all discretionary capital spending and exploration spending has been placed on hold. If we do not obtain additional financing, we may have to consider placing Troy on care and maintenance status.

     Capital spending in 2013 totaled $1.1 million. This spending primary related to the construction of new, 7.500 foot decline from the main haulage route to the North A and C Beds, and, eventually, to the undeveloped I Bed at Troy.

     Capital spending in 2012 totaled $9.4 million, of which $2.7 million was financed by capital leases. The primary capital spending was related to Troy. Other acquisitions included a haul truck ($1.3 million), a wheel loader ($0.4 million) and a jumbo drill ($1.0 million).

     Financing Activities.

     During the year ended December 31, 2013, we issued 49,000 shares of common stock upon the exercise of outstanding stock options, resulting in cash proceeds of $0.03 million, and issued 55,000 shares of common stock upon the exercise of outstanding warrants, resulting in cash proceeds of $0.1 million.

     During the year ended December 31, 2012, we issued 20,335 shares of common stock valued at $0.1 million to directors as compensation. We also issued 72,000 shares of common stock upon the exercise of outstanding stock options and 280,836 shares of common stock upon the exercise of outstanding warrants during the year, resulting in cash proceeds of $0.1 million and $0.4 million, respectively.

     Off-Balance Sheet Arrangements.

     Royal Gold, Inc. holds a 3% gross smelter royalty on a defined area of production from Troy and a 1% net smelter royalty on production from Rock Creek pursuant to the terms of an amended royalty agreement dated October 13, 2009.

     We entered into a revolving credit agreement with Societe Generale in December 2011, which was amended in December 2012. Revett Silver is the designated borrower under the facility and Revett Mining Company and its second-tier Troy Mine, Inc., RC Resources Inc., Revett Exploration, Inc. and Revett Holdings, Inc. operating subsidiaries are guarantors. The facility is for $20 million but may be increased to $30 million under specified circumstances. Draws may be in the form of revolving credit loans or letters of credit, and interest is calculated at the London Interbank Offered Rate plus 350 basis points for an initial three year term. The facility is collateralized by first priority liens and security interests in the properties and assets comprising Troy and by Revett Mining Company’s pledge of the outstanding common stock of Revett Silver. We paid a commitment fee and transaction costs of $0.9 million in connection with the facility, which has been fully amortized. No funds had been drawn under the facility as of December 31, 2013. The credit facility was suspended in February 2013 pending the resumption of commercial mining operations at Troy.

     Tabular Disclosure of Contractual Obligations. The following table sets forth information as of December 31, 2013 concerning our known debt obligations, royalty obligations, capital lease obligations and reclamation obligations.

	Payments Due by Period
	(expressed in thousands of dollars)
Contractual Obligation	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
Accrued liabilities	$2,165	$2,165	$0	$0	$0
Capital lease and note payable
obligations	$1,289	$925	$364	$0	$0
Operating leases	$354	$354	$0	$0	$0
Long-term reclamation costs	$12,743	$0	$0	$0	$12,743
Total contractual obligations	$16,551	$3,444	$364	$0	$12,743

     Our long term debt at December 31, 2013 consisted of capital lease and note payable obligations related to the purchase of equipment used at Troy.

     Proposed Transactions. There were no proposed transactions at December 31, 2013 or December 31, 2012.

     Principal Risks and Uncertainties. As is described elsewhere in Parts 1 and 1A of this report, we suspended mining operations at Troy in December 2012 due to unstable and unsafe ground conditions and are presently constructing a decline to the North C Beds and undeveloped I Bed mining areas from the main haulage rout. We commenced construction of the decline in November 2013 following receipt MSHA approval. We presently anticipate reaching the North C Bed and returning to limited commercial production in the fourth quarter of 2014. We will thereafter continue development to gain access the I Beds, a process that is expected to take an additional six to nine months and, when completed, should enable us to resume full production. The total cost of the decline development is currently estimated to be approximately $12 million.

     As is also described elsewhere in this report, our proposed development of Rock Creek was challenged on environmental grounds by several regional and national environmental advocacy groups. Although we have generally been successful in addressing most of the challenges to our operations, including ESA claims, which were resolved in our favor in November 2011, we cannot predict with any degree of certainty whether future challenges or impediments will arise. Rock Creek is the more significant of our two mining assets; continued court challenges will inevitably delay us from proceeding with our planned development and a successful challenge could prevent us from developing the project at all. If we are successful in defending these challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek. We are also subject to other significant risks. (See the section of this report entitled “Risk Factors”)

     Critical Accounting Estimates. Our significant accounting policies are presented in the notes to our audited financial statements, which appear elsewhere in this report. As described in these notes, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory and other factors that influence our business prospects. These estimates have a significant effect on the financial statements and actual results may differ significantly from our estimates.

     We believe the most critical estimates pertain to future metal prices, our estimates of proven and probable reserves at Troy, the valuation of mineral property, plant and equipment, recoverability of deferred tax assets, and the estimate of the final reclamation and closure obligations at Troy. These estimates required us to make assumptions that were highly uncertain at the time the accounting estimates were made, and changes in them are reasonably likely to occur from time to time. The major critical accounting estimates include but are not limited to the following:

     Future Metal Prices. The values of our more significant assets and liabilities are determined principally by prevailing metals prices and estimates. Prevailing metals prices are also a significant determinant in the cost and carrying value of our property, plant and equipment, inventories, future tax assets and liabilities, certain of our accounts receivable and the fair value of hedging contracts. Metal prices have historically been very volatile, with recent prices being near their highs for the last decade; these prices have influenced our property, plant and equipment carrying values and the estimates of our reserves. There is no assurance prices will continue at these levels. Changes in metal prices may result in volatility in the fair value of derivatives and other financial instruments, as well as potential impairment charges on mineral property, plant and equipment and concentrate inventories.

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

     We have completed a life of mine undiscounted cash flow analysis of Troy based upon our most recent proven and probable ore reserves, expected production rates and costs, and estimated revenues (which are in turn based on estimated metal prices for copper and silver of $3.32 per pound and $24.98 per ounce, respectively, in 2013, and $3.32 per pound and $24.98 per ounce, respectively, for years thereafter until the end of the mine life. The projected undiscounted cash flows to be generated exceeded the carrying costs of Troy, and no write-down was required at December 31, 2013. However, these estimates are based on significant assumptions. While we have analyzed external and internal data in arriving at these assumptions, and while we believe they are reasonable, it is possible future conditions may change and that these changes could result in different assumptions which might result in an impairment of the carrying value of our mineral property, plant and equipment.

     We capitalize costs related to the acquisition of property and mineral rights, construction of production facilities and the development of mine infrastructure. Costs of permitting, evaluation and feasibility are capitalized upon completion of an analysis which demonstrates the economic viability of the mineral deposit. Drilling and related costs incurred on sites without an existing mine and on areas outside the boundary of a known mineral deposit that contains proven and probable reserves are accounted for as exploration expenditures and are expensed as incurred. Drilling and related costs incurred to define and delineate a residual minerals deposit that has not previously been classified as a proven or probable reserve at a development stage or production stage mine will only be capitalized when management determines there is sufficient evidence that the expenditure will result in a future economic benefit in the accounting period when the expenditure is made. Diversity of practice exists among participants in the mining industry regarding the accounting treatment of these costs. Some mining companies elect not to capitalize drilling and related costs to convert mineral resources to reserves at their development or productions stage properties, but, instead, treat them as expenses.

     Management evaluates whether there is sufficient geologic and economic certainty to convert a mineral deposit into a proven or probable reserve based upon the known geology and metallurgy, existing or planned mining and processing facilities, and existing operating permits and environmental programs. Prior to capitalizing such costs, management must determine whether there is a probable future economic benefit, whether we have or can obtain the economic benefit and control access to it, and whether the transaction or event giving rise to the economic benefit has already occurred. Once commercial production has commenced, these costs are amortized using the units-of-production method based on proven and probable reserves. Production facilities and equipment are stated at cost and are depreciated using the straight-line or units-of-production method at rates sufficient to depreciate the assets over their estimated useful lives, not to exceed the life of the mine to which the assets relate. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to six years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. The carrying value of property, plant and equipment is dependent on the rates used for depreciation and depletion, which themselves are estimates.

     Concentrate Receivables and Revenue. We sell our silver and copper in concentrate based upon our own assays of metal content, moisture content and the estimated dry weight of the copper-silver concentrate loaded in rail cars. These weight and assay estimates are subject to final confirmation by the receiving smelter and are subject to change. In addition, we record the anticipated revenue to be received from the sale of each concentrate shipment based upon our determination of the weight and assays of each shipment and in accordance with the contract to which the sale relates. Preliminary payments are thus based upon copper and silver prices that are determined prior to the date of the provisional invoice, whereas the final price received is determined by quoted metal prices in agreed periods subsequent to the date of the provisional invoice. Changes in these estimates or in metal prices could result in a significant change to the results from operations.

     Reclamation and Remediation Obligations. We have a legal obligation to reclaim our mineral properties and have estimated the cost of these obligations in accordance with current standards of applicable laws and regulations. These estimates are reviewed by third party consultants and government authorities. In arriving at these estimates, we must also estimate the timing and magnitude of future payments for reclamation work, as well as prevailing rates of interest during the remediation period, in order to determine its periodic accretion and the depreciation expense. There were no material changes in our estimates of final reclamation and remediation costs during 2013 other than inflation, however, the end of mine life of Troy was extended in 2013, from 2020 to 2026, which required us to change the depreciation and accretion charges relating to our asset retirement obligation. We cannot predict the effect of a material increase in these estimates on our financial position.

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

     Forward sales with our customer that have not been shipped are designated as normal purchases and sales under applicable accounting standards and are not marked to market. We had no outstanding contracts to sell copper or silver at December 31, 2013.

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

     A substantial portion of our cash and short-term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. The value of these fixed income securities could change due to continuing uncertainties in the financial markets. Approximately $2.0 million of our cash equivalents were in the form of certificates of deposit denominated in U.S. dollars issued by a major Canadian chartered bank at December 31, 2013.

Item 8. Financial Statements and Supplementary Data.

     The consolidated balance sheet of Revett Mining Company as of December 31, 2013 and consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2013 included in this report have been audited by BDO USA LLP, Spokane, Washington, independent registered public accountants. Such financial statements have been prepared in accordance with United States generally accepted accounting principles.

     The consolidated balance sheet as of December 31, 2012, and consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2012 included in this report have been audited by KPMG LLP, Boise Idaho, independent registered public accountants. Such financial statements have been prepared in accordance with United States generally accepted accounting principles.

Consolidated Financial Statements
(Expressed in thousands of United States dollars)

Revett Mining Company Inc.

Years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Revett Mining Company, Inc.
Spokane Valley, WA

We have audited the accompanying consolidated balance sheet of Revett Mining Company, Inc., (formerly Revett Minerals, Inc.) as of December 31, 2013 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revett Mining Company, Inc. at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Spokane, WA

March 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Revett Mining Company, Inc.:

We have audited the accompanying consolidated balance sheet of Revett Mining Company, Inc. (formerly known as Revett Minerals Inc.) and subsidiaries as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revett Mining Company, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
March 11, 2013

Revett Mining Company, Inc.
Consolidated Balance Sheets
(expressed in thousands of United States dollars)

	December 31,
	2013	2012

Assets
Current Assets
Cash and cash equivalents	$7,951	$18,986
Short-term investments	-	9,264
Concentrate settlement receivables	-	363
Other receivables	1,164	-
Inventories	4,133	4,512
Deferred income tax asset	-	432
Prepaid expenses and deposits	414	1,228
Total current assets	13,662	34,785
Property, plant, and equipment (net)	65,108	64,357
Restricted cash	6,542	6,533
Available for sale securities	600	1,432
Other long term assets	736	863

Total assets	$86,648	$107,970

Liabilities and shareholders’ equity

Current liabilities
Trade accounts payable	$954	$2,129
Payroll liabilities	604	872
Income, property and mining taxes	588	1,975
Royalty payable	19	301
Current portion of capital lease obligations and notes payable	925	991
Total current liabilities	3,090	6,268
Long-term portion of capital lease obligations and notes payable	364	1,289
Reclamation liability	4,613	5,598
Deferred income taxes	25	5,942
Warrant derivative liability	-	93
Total liabilities	8,092	19,190

Commitments and contingencies (note 15)
Shareholders’ equity

Preferred stock, no par value and no shares issued and outstanding	-	-

Common stock, no par value , 34,596,387 and 34,492,387 shares issued and outstanding at December 31, 2013 and 2012, respectively	88,495	87,727
Accumulated other comprehensive income (loss)	45	(538)
Retained earnings (accumulated deficit)	(9,984)	1,591
	78,556	88,780

Total liabilities and shareholders’ equity	$86,648	$107,970

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(expressed in thousands of United States dollars except share and per share amounts)
Years Ended December 31, 2013 and 2012

	2013	2012

Revenues	$73	$59,211
Expenses:
Cost of sales	-	42,541
Troy Mine suspension related costs	12,141	-
Depreciation and depletion	32	2,645
Exploration and development	1,379	3,956
General & administrative:
Stock based compensation	618	2,117
Other	3,169	4,664
Gain on change in reclamation liability estimate	(2,276)	(3,032)
Accretion of reclamation liability	476	675
	15,539	53,566

Income (loss) from operations	(15,466)	5,645

Other income (expenses):
Interest expense	(662)	(497)
Interest and other income (expense)	29	264
Gain (loss) on warrant derivatives	63	613
Loss on available for sale securities	(1,376)	(141)
Total other income (expenses)	(1,946)	239

Net income (loss) before income taxes	(17,412)	5,884

Income tax benefit (expense)
Current income tax	(20)	(35)
Deferred income tax	5,857	(1,764)

Net income (loss)	$(11,575)	$4,085
Other comprehensive income (loss):
Unrealized gain(loss) on available for sale securities, net of tax	583	(698)

Comprehensive income (loss)	$(10,992)	$3,387

Net income (loss) for basic earnings per share (note 18)	$(11,575)	$4,085

Net income (loss) for diluted earnings per share (note 18)	$(11,575)	$3,472

Basic income (loss) per share (note 18)	$(0.33)	$0.12

Diluted income (loss) per share (note 18)	$(0.33)	$0.10

Weighted average number of shares outstanding	34,592,121	34,315,008

Weighted average number of diluted shares outstanding	34,592,121	35,316,954

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Cash Flows
(expressed in thousands of United States dollars)
Years ended December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(11,575)	$4,085
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	32	2,645
Accretion of reclamation and remediation liability	476	675
Deferred financing fee amortization	556	281
Stock based compensation	618	2,117
Gain on change in reclamation liability estimate	(2,276)	(3,032)
Loss (gain) on disposal of fixed assets	(22)	(66)
Deferred income tax (benefit )expense	(5,857)	1,764
(Gain) loss on warrant derivative	(63)	(613)
Accrued interest from restricted cash	(10)	(14)
Amortization of prepaid insurance premium	-	95
Loss on sale of available for sale securities	407	141
Loss on impairment of available for sale securities	969	-
Adjustment for write down of inventory	198	-
Changes in:

Concentrate settlement receivables	363	4,310
Other receivables	(60)	-
Inventories	169	198
Prepaid expenses and deposits	436	(313)
Accounts payable and accrued liabilities	(3,113)	(1,809)
Net cash provided by(used in) operating activities	(18,752)	10,464

Cash flows from investing activities:

Purchase of available for sale securities	-	(337)
Purchase of short term investments	-	(198)
Sale of short term investments	9,264	-
Proceeds from the sale of available for sale securities	352	234
Proceeds from sale of fixed assets	35	71
Purchase of plant and equipment	(1,064)	(6,670)
Net cash provided by (used in) investing activities	8,587	(6,900)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	120	559
Repayment of debt	-	-
Repayment of capital leases	(990)	(1,223)
Net cash provided by (used in) financing activities	(870)	(664)

Net increase (decrease) in cash and cash equivalents	(11,035)	2,900
Cash and cash equivalents, beginning of year	18,986	16,086
Cash and cash equivalents, end of year	$7,951	$18,986

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Cash Flows, continued
(expressed in thousands of United States dollars)
Years ended December 31,

Supplementary cash flow information:	2013	2012

Cash paid for interest	$57	$209
Cash paid for income taxes	192	450

Non cash transactions:

Shares issued for services	-	85
Acquisition of plant and equipment under capital lease and note payable	-	2,735
Other receivable for insurance recovery on damaged equipment	1,097	-

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Shareholders’ Equity
(expressed in thousands of United States dollars except for number of shares)

			Accumulated	Retained
			Other	Earnings	Total
	Common Stock		Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Income (Loss)	Deficit)	Equity
Balance, December 31, 2011	34,119,216	$84,587	$160	$(2,494)	$82,253

Issue of shares for services	20,335	85	-	-	85
Issue of shares for exercise of options	72,000	108	-	-	108
Issue of shares for exercise of warrants	280,836	915	-	-	915
Unrealized loss on marketable securities, net of tax	-	-	(698)	-	(698)
Stock-based compensation on options granted	-	2,032	-	-	2,032
Net income for the year	-	-	-	4,085	4,085

Balance, December 31, 2012	34,492,387	87,727	(538)	1,591	88,780

Issue of shares for exercise of options	49,000	25	-	-	25
Issue of shares for exercise of warrants	55,000	125	-	-	125
Unrealized gain on marketable securities, net of tax	-	-	583	-	583
Stock-based compensation on options granted	-	618	-	-	618
Net income (loss) for the year	-	-	-	(11,575)	(11,575)

Balance, December 31, 2013	34,596,387	$88,495	$45	$(9,984)	$78,556

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

1. Nature of operations and Financing Plans

Revett Mining Company, Inc. (formerly known as Revett Minerals Inc.) was incorporated in Canada in August 2004 to acquire Revett Silver Company and undertake a public offering of its common shares, transactions that were completed in February 2005. Revett Silver Company, a Montana corporation, was organized in April 1999 to acquire the Troy mine (“Troy”) and the Rock Creek project (“Rock Creek”) from ASARCO Incorporated and Kennecott Montana Company, transactions that were completed in October 1999 and February 2000. Revett Mining Company changed its jurisdiction of incorporation (from Canada to Delaware) and its name (from Revett Minerals to Revett Mining Company) on February 18, 2014, following approval by shareholders at a special meeting held on January 24, 2014. The Company conducts business through four Montana corporations, all subsidiaries of its wholly-owned Revett Silver Company subsidiary: Troy Mine, Inc., RC Resources Inc., Revett Exploration, Inc. and Revett Holdings, Inc. The Company intends to simplify its corporate structure further in the near future by merging Revett Silver into Revett Mining Company and reincorporating in the state of Montana.

Troy is an underground silver and copper mine located in northwestern Montana. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance because of low metals prices. We restarted mining operations in late 2004 and commenced commercial production in early 2005. We operated Troy continuously until December 2012, when operations were suspended due to unstable ground conditions in portions of the mine. After an unsuccessful attempt to find an alternative route to our reserve mining areas, a decision was made to construct a new decline from the main haulage route to the North C Beds, giving access to the A and C Beds, and then continue to the undeveloped I Bed mining areas. The total cost of the decline development is currently estimated to be approximately $12 million.

Liquidity Considerations

The Company has adequate funds to commence construction and is seeking additional funding required to complete the development project. The Company has raised some additional capital in early 2014 (See Note 20) and continues to have preliminary discussions with interested parties in obtaining additional capital, however, no assurance can be given that these efforts will prove to be successful. Given current market conditions, the Company may experience difficulties in raising sufficient external financing to meet its obligations and provide access to Troy mine ore reserves. Because of the Company’s need to conserve cash, all discretionary capital spending and exploration spending has been placed on hold.

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

2. Changes affecting the 2013 consolidated financial statements and future accounting changes:

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

There were no pronouncements or amendments issued by the Financial Accounting Standards Board (“FASB”) to the Accounting Standards Codification that materially impacted the Company’s consolidated financial statements or disclosures for the year ended December 31, 2013.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which updated the existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, or AOCI, by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. The Company adopted this update effective January 1, 2013 and it did not have a material impact on our consolidated financial statements.

3. Significant accounting policies

(a) Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U. S. GAAP”) and include the accounts of the Company’s wholly-owned subsidiary, Revett Silver, and Revett Silver’s wholly owned subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

(b) Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant areas requiring the use of estimates include the recoverability of mineral property, plant, and equipment, the determination of the reclamation and remediation liability, assumptions used in determining the fair value of stock-based compensation, determination of valuation allowances for recoverability of income tax assets, measurement of concentrate inventory, expected economic lives and rates for depreciation, depletion, and amortization, the fair value of certain financial instruments and the estimates of mineral reserves and mine life. Actual results may differ from these estimates.

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

(d) Short-term investments and available for sale securities:

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
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

Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred, in which case such accumulated loss would be charged to current period net income (loss). Unrealized gains and losses originally included in accumulated other comprehensive income are reclassified to current period net income (loss) when the sale or determination of other than temporary impairment of securities occurs.

(e) Revenue recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and no obligations remain, collection is reasonably assured, and price is reasonably determinable. Copper and silver concentrates are sold under pricing arrangements where final prices are determined by quoted metal prices in periods subsequent to the date of sale. Revenues are recorded at the time of sale based on forward prices for the expected date of final settlement and are re-valued at each period end. Therefore, revenue from the sale of metals in concentrate are subject to mark-to-market adjustments and adjustment upon final settlement of estimated metal prices, weights, and assays. Adjustments to revenue for metal prices are recorded monthly and other adjustments are recorded on final settlement. The Company establishes a provision for losses on accounts receivable if it becomes probable it will not collect all or part of the outstanding balance. The Company has reviewed collectability of the receivable balance and concluded that no reserve for uncollectable receivables was necessary at December 31, 2013. The Company’s receivables from its one customer have had no history of un-collectability.

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
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

Management evaluates whether or not there is sufficient geologic and economic certainty of being able to convert a mineral deposit into a proven or probable reserve at a development stage property, based upon the known geology and metallurgy, existing or planned mining and processing facilities, and existing operating permits and environmental programs. Costs are only capitalized when the following conditions have been met: (i) there is a probable future economic benefit to the Company; (ii) the Company has or can obtain the economic benefit and control access to it; and (iii) the transaction or event giving rise to the economic benefit has already occurred. Once commercial production has commenced, these costs are amortized using the units-of-production method based on proven and probable reserves. Production facilities and equipment are stated at cost and are depreciated using the units-of-production method at rates sufficient to depreciate the assets over their estimated useful lives, not to exceed the life of the mine to which the assets relate. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to six years. Maintenance and repairs are charged to operations as incurred.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
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

(o) Other comprehensive income (loss):

Other Comprehensive income (loss) includes all changes in equity from non-owner sources. All the activity in other comprehensive income (loss) relates to gains and losses on available for sale securities.

4. Inventory

The major components of the Company’s inventory accounts are as follows as of December 31:

	2013	2012

Concentrate inventory	$530	$733
Material and supplies	3,603	3,779
	$4,133	$4,512

The Company recognized a loss of $0.2 million during the year ended December 31, 2013 due to the decline in market value of concentrate inventory.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

5. Mineral Property, Plant, Equipment, and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts as of December 31 are as follows:

	2013	2012

Troy:
Mineral reserves and development costs	$18,322	$17,506
Plant and equipment	13,931	18,387
Buildings and structures	6,421	5,553
	38,674	41,446
Rock Creek:
Mineral properties	34,976	34,976

Other, corporate	4,330	4,330
Other, mineral properties	118	118
	78,098	80,870
Accumulated depreciation and depletion:
Troy property acquisition and development costs	(7,332)	(7,332)
Troy plant and equipment	(3,861)	(7,416)
Troy buildings and structures	(1,630)	(1,630)
	(12,823)	(16,378)
Other corporate assets	(167)	(135)
	(12,990)	(16,513)
	$65,108	$64,357

During the year ended December 31, 2013, there was no depreciation and depletion expense associated with the Troy operations because there was no production. The net book value of assets under capital leases at December 31, 2013 and 2012 was $2.1 million and $2.1 million, respectively. Drilling costs of $0.2 million were capitalized due to converting mineral resources to reserves at the Troy Mine in 2012. No drilling costs were capitalized at the Troy Mine in 2013. No drilling costs were incurred and capitalized at the Rock Creek property for any of the periods presented.

During 2013, certain equipment at the Troy Mine with a net book value of $1.1 million was damaged and deemed unusable. Included in Other Receivables at December 31, 2013 is $1.1 million which is the minimum amount expected to be recovered from our insurance carriers.

Included in other corporate assets are Revett Holdings Inc., a wholly owned subsidiary of Revett Silver Company, mitigation lands with a carrying value of $3.6 million.  This land and other land not essential to our mining operations are designated as grizzly bear habitat mitigation land.  The property costs for Rock Creek will be amortized when the property is placed into production, or written off if Rock Creek cannot be developed.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

6. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at December 31:

	2013	2012

Cost	$1,499	$2,259
Other than temporary impairment charge	(969)	-
Unrealized gain (loss)	70	(827)
Fair value	$600	$1,432

During the year ended December 31, 2013 and 2012, the Company sold a portion of its available for sale equity securities for gross proceeds of approximately $0.4 million and $0.2 million and recognized a loss of $0.4 million and $0.1 million, respectively. The Company recognized another than temporary impairment charge of $1.0 million during the second quarter of 2013. In addition, the Company assessed the unrealized loss at December 31, 2013 and determined it to not be other than temporary based on a review of the potential of the investment security.

7. Warrant derivative liability

Some of the Company’s issued and outstanding common share purchase warrants had exercise prices denominated in a foreign currency (Canadian dollar). These warrants were required to be treated as a derivative liability as the amount of cash the Company was to receive on exercise of the warrants varied depending on the exchange rate. These warrants were classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants were recognized in earnings until the warrants were exercised or expired. The Company recognized a gain of $.06 million and $0.6 million from the change in fair value of the warrants for the year ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2012, warrant holders exercised 280,836 warrants for proceeds to the Company of $0.4 million. In conjunction with this exercise, the fair value of these warrants on the date of the exercise of $0.5 million was reclassified to common stock. During the year ended December 31, 2013, warrant holders exercised 55,000 warrants for proceeds to the Company of $0.1 million. In conjunction with this exercise, the fair value of these warrants on the date of the exercise of $0.1 million was reclassified to common stock. The remainder of the unexercised warrants expired on August 24, 2013.

The following table presents the reconciliation of the fair value of the warrants:

	For the year ended December 31
	2013	2012

Balance, beginning of period	$93	$1,170
Gain on warrant derivatives	(63)	(613)
Warrants exercised	(30)	(464)
Balance, end of period	$-	$93

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at December 31, 2012: weighted average risk-free interest rate 0.135%, weighted average volatility 36.36%, expected dividend yield – nil, and weighted average expected life (in years) 0.65.

8. Restricted cash and other assets

On March 29, 2005, the Company purchased from a North American insurance company an environmental risk transfer program (the “ERTP”). The total spending for the ERTP was $8.4 million. Of this $8.4 million paid, $6.5 million was deposited in an interest-bearing account with the insurer (the “Commutation Account”). The Commutation Account principal plus interest earned are reserved exclusively to pay the Company's existing reclamation and mine closure liabilities at Troy. If the costs of reclaiming Troy are less than the value of the Commutation Account at that time, the Company will be entitled to a refund of the amount of the trust fund not expended. If the reclamation costs exceed the value of the Commutation Account, the insurance company will fund the excess up to a maximum limit of $16.8 million of total expenditures (including the amount funded by the Commutation Account). The policy expires in 2020 and the Company has not recorded a receivable related to the ERTP since it is not probable that any amounts will be realized from the insurance company (other than the amount in the Commutation Account)prior to the expiration of the policy. At December 31, 2013 and 2012, the Commutation Account balance was $6.5 million.

The remaining $1.9 million paid comprises premiums paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is being amortized over the life of the Troy Mine on a units-of-production basis. At December 31, 2013, the balance for the prepaid insurance was $0.7 million, which is included in long term assets. At December 31, 2012, the balance for the prepaid insurance was $0.7 million, of which the long-term portion of $0.6 million was included in long term assets.

9. Debt and capital lease obligations

At December 31, 2013 and 2012, the balance of the Company’s long-term debt and capital lease obligations were as follows:

	2013	2012
Capital leases and note payable	$1,289	$2,280
Less current portion	(925)	(991)
	$364	$1,289

Capital leases and note payable:

The Company has a number of capital leases and a note payable for mining equipment for use at Troy. During 2012 the Company entered into a note payable for the purchase of mine equipment. The initial amount borrowed was $0.8 million. The note has a three year term with monthly payments and the interest rate is 4.1% .

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

Scheduled minimum capital lease and note payable principal repayments at December 31, 2013 are as follows:

	Capital	Note
Years ending December 31,	Leases	Payable	Total
2014	$636	$299
2015	159	205
Total minimum lease payments	795	504

Less amount representing interest (at rates ranging from 1.6% to 4.0%)	(10)
Total present value of net minimum capital lease and note payable payment	785	504	$1,289

Less current portion	626	299
	$159	$205	$364

For the year ended December 31, 2013 and 2012, interest expense on capital leases was $0.05 million and $0.1 million, respectively.

Revolving credit facility:

On December 10, 2011, the Company entered into a revolving credit agreement with Societe Generale, a financial institution. The $20.0 million credit facility is subject to interest at the London Interbank Offered Rate (“LIBOR”) plus 350 basis points for an initial three year term. The credit facility may be increased to $30.0 million under specified circumstances.

Revett Silver Company is the designated borrower under the facility. Revett Minerals Inc. and its subsidiaries Troy Mine Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc. are the guarantors of the facility. Draws under the facility may be in the form of revolving credit loans or letters of credit. The facility is collateralized by first priority liens and security interests in the properties and assets comprising the Troy Mine Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc. and by Revett Minerals Inc.’s pledge of the outstanding common stock of Revett Silver Company. This agreement is subject to financial covenants regarding consolidated fixed charge coverage ratio, consolidated current ratio and consolidated tangible net worth. No funds had been drawn under the facility and no silver or copper price hedging was in place as of December 31, 2013. On February 28, 2013, primarily based upon the suspension of mining operations at the Troy Mine, the Company and Societe Generale agreed to suspend the facility.

The Company paid a commitment fee and other transaction costs of $0.9 million in 2011. During the year ended December 31, 2013, the Company expensed the remaining unamortized deferred loan fee balance of $0.6 million, which is included in interest expense, because there is no assurance that this credit facility will be renewed.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
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

Changes in the reclamation liability for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Reclamation and remediation liability, beginning of year	$5,598	$7,955
Reduction in present value of liability due to mine life extension and change in estimated costs, net	(1,460)	(3,032)
Accretion expense	476	675
Reclamation and remediation liability, end of year	$4,614	$5,598

In 2013, the estimated end of the operating life of Troy was extended from 2020 to 2026, as a result, the increase in mineral reserves resulted in an overall decrease of the reclamation and remediation liability for 2013. The total undiscounted amount, without consideration of inflation, of the estimated future expenditures required to settle the environmental remediation obligation at December 31, 2013 was $8.5 million. The environmental remediation expenditures are expected to start beginning in 2027. Without consideration of inflation, the Company discounted the obligation using the historical discount rate at the time the reclamation liability was established of 8.5% . The incremental increase in the liability as a result of additional inflation cost due to increase in mine life was added as a new layer and discounted at the Company’s current credit-adjusted risk-free rate of 7.25% . Other assumptions used by management to determine the carrying amount of the asset retirement obligation are: labor costs based on current market place wages required to hire contractors to carry out reclamation activities; market risk premium for unforeseeable circumstances; and the rate of inflation, over the expected years to settlement.

In 2012, the estimated end of the operating life of Troy was extended from 2019 to 2020 and the estimated final reclamation costs changed due to the new Troy Mine reclamation requirements issued by the regulatory agencies. This resulted in a decrease of the reclamation and remediation liability for 2012. The net decrease in total estimated cash flows was discounted at 8.5%, which is the historical rate used when the reclamation liability was established.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
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

During the year ended December 31, 2013, the Company issued 49,000 common shares on exercise of stock options for cash proceeds of $0.03 million, and issued 55,000 common shares on exercise of warrants for cash proceeds of $0.1 million.

During the year ended December 31, 2012, the Company issued 20,335 shares for compensation to directors in the amount of $ 0.1 million; issued 72,000 common shares on exercise of stock options for cash proceeds of $0.1 million, and issued 280,836 common shares on exercise of warrants for cash proceeds of $0.4 million.

Preferred Stock:

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s Board of Directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences, and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At December 31, 2013 and 2012, no preferred stock was issued or outstanding.

Stock options:

The Company has an Equity Incentive Plan (the “Plan”), the purpose of which is to enable the Company to attract and retain employees and to provide a means of compensating those employees, directors, officers and other individuals or entities integral to the Company's success. The Plan is administered by the Company’s Board of Directors.

The Plan requires the Company to reserve and have available for issue, 6,500,000 common shares, less that number of common shares reserved for issuance pursuant to stock options granted. The aggregate number of common shares that may be issued to any holder or awarded to any grantee under the Plan may not exceed 5% of the outstanding common shares. Vesting of options is at the discretion of the Board at the time the options are granted.

The Plan authorizes the Company to reserve and have available for issue 2,515,039 shares of common stock as of December 31, 2013 and 2,511,500 options are issued and outstanding. As of December 31, 2013, the intrinsic value of options outstanding and exercisable was $0.04 million. As of December 31, 2013 and 2012, there was no unrecognized compensation cost related to unvested stock options.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

As of December 31, 2013, the following stock options were outstanding:

Options	Options	Exercise	Expiration
Granted	Exercisable	Price	Date

10,000	10,000	4.45	February 25, 2014
31,500	31,500	0.52 CDN	March 31, 2014
10,000	10,000	4.18	April 15, 2014
10,000	10,000	0.45 CDN	April 27, 2014
12,000	12,000	2.15	May 31, 2014
59,000	59,000	2.16	May 31, 2014
53,000	53,000	4.18	May 31, 2014
44,500	44,500	4.98	May 31, 2014
10,000	10,000	4.17	May 31, 2014
2,000	2,000	2.15	August 2, 2014
4,000	4,000	4.98	August 2, 2014
5,000	5,000	4.18	August 2, 2014
5,000	5,000	2.16	August 2, 2014
110,000	110,000	0.45	September 10, 2014
10,000	10,000	1.05	October 31, 2014
16,500	16,500	4.98	October 31, 2014
17,000	17,000	4.18	October 31, 2014
17,500	17,500	2.16	October 31, 2014
5,000	5,000	1.05	November 2, 2014
30,000	30,000	1.65	December 30,2014
192,000	192,000	2.15	March 30, 2015
10,000	10,000	1.17	September 6, 2015
20,000	20,000	2.50	November 1, 2015
501,500	501,500	4.98	March 21, 2016
2,500	2,500	5.93	April 8, 2016
20,000	20,000	1.17	September 6, 2016
634,500	634,500	4.18	April 1, 2017
20,000	20,000	3.77	May 3, 2017
649,000	649,000	2.16	March 21, 2018
2,511,500	2,511,500	$3.28

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

The summary of stock options granted and outstanding is as follows:

	2013		2012
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of shares	price	of shares	price

Outstanding, beginning of year	2,452,000	$3.86	1,660,500	$3.72

Granted	1,124,500	2.13	1,128,500	4.17
Canceled or forfeited	(1,016,000)	3.54	(265,000)	5.01
Exercised	(49,000)	0.52	(72,000)	1.50

Outstanding, end of year	2,511,500	$3.28	2,452,000	$3.86

Options exercisable	2,511,500	$3.28	2,452,000	$3.86

The weighted average fair value of options granted during the years ended December 31, 2013 and 2012 was $0.46 and $1.81 per share, respectively. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

(i) Risk-free interest rate: 0.33% to 0.97% (2012 – 0.32% to 0.42%) .

(ii) Expected life: 2.0 – 3.0 years (2012– 2.5 – 5.0 years).

(iii) Volatility: 52% - 60% (2012 – 69% - 71%).

(iv) Expected dividends – nil.

The Company has utilized the simplified method to determine the expected term assumption in the fair value calculation for stock options granted during the years ended December 31, 2013 and 2012. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

Total stock-based compensation recognized during the years ended December 31, 2013 and 2012 was $0.6 million and $2.1 million, respectively. During 2013 and 2012, a total of $0.4 million and $1.4 million stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in general and administrative expense.

Stock Purchase Warrants:

There were no stock purchase warrants outstanding at December 31, 2013 for the purchase of common shares of Revett Mining Company.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

During the year ended December 31, 2013 and 2012, 55,000 and 280,836 warrants were exercised, respectively, and 1,108,438 warrants expired during 2013. There are no warrants outstanding as of December 31, 2013.

12. Income taxes

The Company’s income tax benefit (expense) for the years ending December 31 is as follows:

	2013	2012
Federal:
Current	$(20)	$(35)
Deferred	5,250	(1,579)
Total Federal	5,230	(1,614)

State:
Current	-	-
Deferred	607	(185)
Total income tax benefit (expense)	$5,837	$(1,799)

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, are as follows:

	2013	2012

Domestic	$(17,200)	$4,723
Foreign	(212)	1,161
Total	$(17,412)	$5,884

The annual tax benefit (expense) is different from the amount that would be provided by applying the statutory federal income tax rate to the pre-tax income (loss). The reasons for the differences are as follows:

	2013			2012

Income tax at statutory rate	$6,094	35.0%		$(2,059)	(35.0%	)
Effect of state taxes	791	4.4%		-	-
Effect of foreign taxes	(25)	(0.1%	)	-	-
Change in valuation allowance	(3,350)	(19.2%	)	762	12.9%
Percentage depletion	2,503	14.4%		345	5.9%
Stock based compensation	(179)	(1.0%	)	(679)	(11.5%	)
Other	3	-		(168)	(2.8%	)
Income tax benefit (expense)	$5,837	33.5%		$(1,799)	(30.5%	)

The percentage depletion amount for 2013 in the above schedule is a result of a miscalculation in the prior year tax provision that was not considered to be material to current or prior year financial statements.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

The significant components of the Company’s deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred income tax assets:
Reclamation and remediation	$1,803	$2,188
Net operating losses:
United States	16,826	6,731
Canada	2,764	2,715
Investments	-	290
Other assets	2,015	1,120
	23,408	13,044
Valuation allowance	(6,065)	(2,715)
Deferred income tax assets	17,343	10,329

Deferred income tax liabilities:
Mineral property, plant, and equipment	(17,343)	(15,839)
Investments	(25)	-
Net deferred income tax liability	$(25)	$(5,510)

Current deferred tax asset (liability)	$-	$432
Long term deferred tax asset (liability)	(25)	(5,942)
Net deferred income tax liability	$(25)	$(5,510)

As of December 31, 2013 management of the Company used the guidelines contained in ASC 740 and evaluated the positive and negative evidence available to determine whether a valuation allowance against the deferred tax assets should be established. Management has determined that the Company’s negative evidence of a cumulative loss position after significant permanent differences and the lack of future taxable income based on current conditions regarding the Troy mine outweighed the positive evidence. Management believes that it is more likely than not the deferred tax assets will not be recovered. Therefore a valuation allowance equal to 100% of the deferred tax assets has been recorded.

At December 31, 2013 and 2012, the Company has United States net operating loss carry forwards of approximately $43.0 million and $18.0 million, respectively, that expire at various dates between 2019 and 2033. The losses that were incurred prior to the acquisition of Revett Silver are subject to an annual limitation of approximately $2.1 million.

The Company has United States federal tax credit carry forwards of approximately $0.4 million that expire in 2032. Montana State net operating losses of approximately $33.4 million and $10.0 million, respectively, expire at various dates between 2014 and 2020.

The Company has a net capital loss carry forward of approximately $1.5 million that expires in 2017 and 2018 and $0.6 million of AMT credits that do not expire.

The Company has Canadian net operating losses of approximately $10.6 million (2012 - $10.4 million) and these losses expire at various dates between 2014 and 2033. See the Note 1 regarding Company’s reorganization which includes exiting Canada. As a result, none of the Canadian net operating loss will be available in the future.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

The Company has no unrecognized tax benefits as of December 31, 2013 or 2012, and there was no change in unrecognized tax benefits during the current year. The Company has not provided for any interest or penalties associated with any uncertain tax positions. If interest and penalties were to be assessed, the Company’s policy is to charge interest to interest expense, and penalties to other operating expense. It is not anticipated that there will be any significant changes to unrecognized benefits within the next 12 months. Currently tax years 2011-2013 remain open for examination by the United States taxing authorities. Net operating losses prior to 2011 could be adjusted during an examination of open years.

13. Comprehensive income

The components of other comprehensive income (loss) for the years ended December 31, are as follows:

	2013	2012

Unrealized gain (loss) on available for sale securities before tax	$479	$(1,212)

Deferred tax benefit (expense)	(168)	423
Unrealized gain (loss) on available for sale securities, net of tax	311	(789)

Reclassification of net loss on sale included in net income (loss)	1,376	141
Deferred tax provision (benefit)	(482)	(50)
Unrealized gain (loss) on available for sale securities, net of tax	$583	$(698)

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

Fixed Forward Contracts

At December 31, 2013, the Company did not have any forward contacts in place. At December 31, 2012, the Company had forward contracts to sell 0.7 million pounds of copper at an average price of $4.00 per pound which matured at various dates ending in February 2013. All contracts are with the Company’s customer and have been designated as normal purchase and sale contracts. Accordingly, the effects of these contracts are accounted for in the period they are settled.

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

The following summarizes classification of the fair value of the derivative instruments as of December 31, 2013, and 2012:

	Years ended December 31,
	2013	2012

Concentrate settlement and other receivables	$-	$(628)
Warrant derivative liabilities	-	(93)

The following represent changes in fair value gains (losses) on derivative instruments during the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012

Revenue	$628	$(259)
Gain on warrant derivative	63	613

15. Commitments and Contingencies

Litigation

As at December 31, 2013, there are no legal proceedings outstanding for either the Company or any of its subsidiaries.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

Operating Leases

The Company has entered into a number of operating leases relating to equipment used in the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2014 and many may be renewed annually. Total operating lease expense recognized for the years ended December 31, 2013 and 2012 was $0.4 million and $0.4 million, respectively. The obligations in 2014 under the terms of these leases are $0.4 million.

Royalty

There is a 3% gross smelter return payable to Royal Gold over the life of the Troy Mine commencing with production on and after July 1, 2010. There is also a 1% net smelter return payable to Royal Gold over the life of the Rock Creek Mine commencing when commercial production is achieved.

Retirement Plan

The Company maintains a discretionary defined contribution plan, which is available to all employees after completion of one month of service. The Company may, at its discretion, match an employee’s contribution up to 5% of the employee’s compensation. The Company can also choose to make additional contributions. The Company’s contributions were approximately $0.2 million in 2013 and $0.2 million in 2012.

16. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, available for sale securities, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their short time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable or receivable is marked to market each month using quoted forward prices as of the last trading day of each month, and accordingly are recognized at fair value. The carrying values of capital lease obligations approximate fair market values as they are based on market rates of interest.

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2013
	Total	Level 1	Level 2		Level 3

Cash and cash equivalents	$7,951	$7,951	$-	$	$-
Available for sale securities	600	600	-		-

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$18,986	$18,986	$-	$-
Short term investments	9,264	9,264	-	-
Available for sale securities	1,432	1,432	-	-
Concentrate sales contract	(628)	-	(628)	-
Warrant derivatives liability	(93)	-	(93)	-

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

18. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the years ended December 31, 2013 and 2012 (thousands, except per-share amounts).

	2013	2012
Numerator
Net income (loss)	$(11,575)	$4,085
Gain on warrant derivative associated with dilutive warrants	-	(613)
Net income (loss) for diluted earnings per share	$(11,575)	$3,472
Denominator
Basic weighted average common shares	34,592,121	34,315,008
Dilutive stock options and warrants	-	1,001,946
Diluted weighted average common shares	34,592,121	35,316,954

Basic income (loss) per share	$(0.33)	$0.12

Diluted income (loss) per share	$(0.33)	$0.10

For the year ended December 31, 2012, the gain on warrant derivative associated with dilutive warrants is an adjustment to net income for diluted earnings per share purposes because the gain would not have been recognized had the warrants been converted at the beginning of the period.

Options to purchase 2,511,500 and 1,930,500 shares of the Company’s common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2013 and 2012, respectively, because they were anti-dilutive.

19. Related Party Transactions

Trafiguara AG has a contract to purchase the silver and copper concentrates produced at Troy. Trafigura Beheer B.V., which is affiliated with Trafigura AG, is the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. Trafigura AG paid us $52 million for these concentrates during the twelve months ended December 31, 2012; it did not pay us anything during the comparable period in 2013, owing to the fact that we produced no concentrate at Troy during the period.

20. Subsequent Events

During the first quarter of 2014 the Company sold its available for sale securities for cash proceeds of $0.8 million. In addition, the Company settled an outstanding insurance claim for damaged mine equipment will and receive cash proceeds of $2.3 million.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Year ended December 31, 2013 and 2012
(expressed in thousands of United States dollars unless otherwise stated)

In March 2014 the Company issued 2,307,690 units of common stock and warrants and received cash proceeds of $1.8 million.  Each unit consists of one share of common stock, par value $0.01, of the Company and one-half of one Common Share purchase warrant.  Each warrant entitles the holder thereof to purchase one common share at an exercise price of $1.00 per warrant share at any time prior to 24 months from the closing date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On August 8, 2013 we dismissed KPMG LLP and simultaneously appointed BDO USA, LLP to serve as our independent registered public accounting firm. Our dismissal of KPMG LLP and appointment of BDO USA, LLP were each approved by the audit committee of our board of directors by unanimous written consent.

     During the fiscal years ended December 31, 2011 and December 31, 2012, and through August 8, 2013, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused KPMG LLP to make reference to the subject matter of the disagreement in connection with their opinion or as a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K), except that KPMG LLP advised us of the following material weaknesses as of December 31, 2011: (1) We do not maintain adequate controls over the restriction of access to the accounting system. Consequently, entries or adjustments could be originated and posted to our financial records without appropriate levels of review and oversight. As a result, there is a reasonable possibility that material misstatements in the interim or annual financial statements may occur and not be detected. (2) We do not maintain sufficient resources in accounting functions critical to financial reporting. Consequently, accounting review controls are not performed consistently and accurately, effective review of certain technical accounting matters is not accomplished and the preliminary annual consolidated financial statements contained material misstatements in amounts and disclosures, including cash equivalents, short-term investments, revenues, and receivables.

     KPMG LLP’s audit reports of our consolidated financial statements as of and for the fiscal years ended December 31, 2011 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG LLP on the effectiveness of internal control over financial reporting as of December 31, 2011 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG LLP’s report indicates that we did not maintain effective internal control over financial reporting as of December 31, 2011 because of the effect of material weaknesses on the achievement of the objectives of the control criteria and contains an explanatory paragraph that states material weaknesses have been identified related to the lack of appropriate system access controls and to the lack of sufficient technical accounting and financial reporting resources.

     Neither we nor anyone acting on our behalf have consulted BDO USA, LLP during the years ended December 31, 2012 and 2011, and through August 8, 2013 regarding either the application of accounting principles to any completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement within the meaning set forth in Item 304(a)(1)(iv) of Regulation S-K or a “reportable event” involving us within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

     There were no disagreements with our accountants on accounting and financial disclosure during the year.

Item 9A. Controls and Procedures.

     Management is responsible for adopting internal controls and procedures that assure our financial position and results of operation are fairly presented in our consolidated financial statements. Management also is responsible for establishing and maintaining disclosure controls and procedures that assure appropriate disclosure of material information concerning us and our consolidated subsidiaries.

     Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in our periodic reports and other information filed under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules. These include controls and procedures designed to ensure that all such information is accumulated and promptly communicated to our management, including our chief executive officer and our chief financial officer (who is also our principal accounting officer), so that they can make timely disclosure decisions.

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of December 31, 2013. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as at December 31, 2013, our disclosure controls and procedures effectively ensured that information required to be disclosed by us in the reports we file under the Exchange Act is being gathered, reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is communicated to management, including our chief executive officer and the chief financial officer, in a manner that affords them the opportunity to make timely disclosure decisions.

     Internal Controls over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance concerning both the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. This control includes policies and procedures that obligate us to maintain reasonably detailed records that accurately and fairly reflect our transactions and the disposition of our assets, provide assurance that our transactions are properly recorded, ensure that our receipts and expenditures are authorized by management and, where applicable, our board directors, and prevent or allow us to timely detect material unauthorized acquisitions, uses or dispositions of our assets.

     We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (1992). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that our internal control over financial reporting was effective as of December 31, 2013. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

Item 9B. Other Information.

     Any information that was required to be disclosed by us on Form 8-K during the fourth quarter of the year ended December 31, 2013 has been disclosed.

Item 10. Directors, Executive Officers and Corporate Governance.

     Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers are set out below. Our board is currently comprised of five members, all of whom serve until the next annual meeting of stockholders or until their successors are elected or appointed. The board of directors appoints the executive officers annually.

Director or Executive Officer	Age	Position
John G. Shanahan (1) (5)	54	President, Chief Executive Officer and Director
Kenneth S. Eickerman	56	Chief Financial Officer
Douglas Miller	60	Vice-President of Operations
Monique Hayes	48	Corporate Secretary
Timothy R. Lindsey (1) (2) (3) (5)	61	Chairman of the Board of Directors
Albert F. Appleton (1) (2) (4)	69	Director
Larry M. Okada (2) (3) (4)	64	Director
John B. McCombe (3) (4) (5)	53	Director
____________________
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
(3)	Member of the Audit Committee of the board of directors
(4)	Member of the Governance and Nominating Committee of the board of directors
(5)	Member of the Safety Committee of the board of directors

     Biographies of Corporate Directors and Executive Officers.

     John G. Shanahan. Mr. Shanahan was appointed President and Chief Executive Officer in October 2008. Prior to becoming CEO, he was the chairman of the board of directors, from 2005 until April 2009. Mr. Shanahan’s background is in commodity price risk management. He has held senior management positions with Barclays Capital, Rothschild Inc., Pasminco Ltd, and Australian Mining and Smelting. He is also a director of Condor Blanco Mines Ltd. Mr. Shanahan holds a bachelor of commerce degree from the University of Melbourne (Australia), a graduate diploma in Systems Analysis and Design from the Royal Melbourne Institute of Technology (Australia), and an MBA degree from the Columbia School of Business.

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

     Douglas Miller. Mr. Miller was appointed Vice President of Operations in October 2012 and is responsible for overseeing operations at Troy and development plans at Rock Creek. He joined us in 2004. Mr. Miller graduated from Montana Tech with a degree in Mining Engineering in 1978 and has over thirty years of experience in operating producing mines, most recently at ASARCO’s Northwest Mining Department (which operated the Galena, Coeur, and Troy mines) and in its Eastern Mining Department (as the manager of five zinc mines in Tennessee).

     Monique Hayes. Ms. Hayes was appointed Corporate Secretary in December 2010. She has over seven years of investor relations experience in the mining industry and over ten years of general advertising, communications and brand management experience. Prior to joining Revett Silver in March 2009, Ms. Hayes was employed by Sterling Mining, Public Dialog Direct, WhiteRunkle Advertising and Studio Interactive, where she worked on several national accounts including AT&T Wireless, Bell Atlantic and NordicTrack. She attended City University where she studied business management, brand strategy and communications.

     Timothy R. Lindsey. Mr. Lindsey has over thirty years of technical and executive leadership in energy and mineral exploration, production and business development in the U.S., Canada, Africa, Europe, Latin America, the CIS and Asia-Pacific. Early in his career he worked as an exploration geologist on several base-metal projects including both the Troy and Rock Creek deposits. From 1975 until 2003, Mr. Lindsey held various senior management positions with Marathon Oil in both U.S. and International exploration and production. He was employed by The Houston Exploration Company from 2003 to 2005 as Senior Vice President. From March 2005 to the present, Mr. Lindsey has been a Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues. He has served on both public and private company boards and currently serves (since 2006) as a director for Daybreak Oil and Gas. Mr. Lindsey received a Bachelor of Science in geology from Eastern Washington University and completed graduate studies in economic geology at the University of Montana. He also completed the Advanced Executive Program at Northwestern University and is a member of several professional associations. Mr. Lindsey was appointed a Director and Chairman of the Board in April 2009, and is currently Chairman of the Compensation Committee.

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

     Larry M. Okada. Mr. Okada is a Chartered Accountant in British Columbia and Alberta, and a Certified Public Accountant in Washington State, and has extensive public finance and accounting experience with Deloitte & Touche, Staley Okada & Partners, and PricewaterhouseCoopers LLP. Mr. Okada is currently a member of the Institute of Chartered Accountants of British Columbia, Alberta and Canada and a member of the Washington State CPA Society. He has been a Director since January 2010 and is Chairman of the Audit Committee and the Governance and Nominating Committee.

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

     Corporate Governance Practices and Policies.

     Our corporate governance practices and policies are administered by the board of directors and by committees of the board appointed to oversee specific aspects of our management and operations, pursuant to written charters and policies adopted by the board and such committees.

     Independence of the Board. Our Board of Directors is comprised of five directors, four of whom are independent based on the definition of independence under NI 58-101 and section 803A of the NYSE MKT Company Guide. The independent directors are Timothy R. Lindsey, Larry Okada, Albert F. Appleton and John B. McCombe. The non-independent director is John G. Shanahan, who also serves as our president and chief executive officer. The independent directors meet outside the presence of management and Mr. Shanahan prior to or during most regularly scheduled meetings of the board. During the year ended December 31, 2013, the Board of Directors met six times and the independent members of the board met separately three times.

     The following directors are also directors of other reporting issuers:

Name	Issuer
Timothy R. Lindsey	Daybreak Oil and Gas, Inc. (DBRM.OB)
Larry M. Okada	Alto Ventures Ltd. (TSXV) Forum Uranium Corp. (TSXV) Rokmaster Resources Corp. (TSXV) Northisle Copper & Gold Inc. (TSXV)
John G. Shanahan	Condor Blanco Mines Ltd. (ASX, Frankfurt)

     Board Meetings. The board of directors is headed by a chairman, a position that is currently held by Mr. Lindsey. The following table sets forth the attendance record of each director for all board of director meetings held since the beginning of our fiscal year ended December 31, 2013:

Name	Number of Board Meetings Attended
Timothy R. Lindsey	6 out of 6
Larry Okada	6 out of 6
Albert F. Appleton	6 out of 6
John G. Shanahan	6 out of 6
John B. McCombe	5 out of 6

     The Board of Directors does not have a policy concerning director attendance at our annual stockholder meetings. Two directors were present at our 2012 annual meeting held in June of 2013.

     Board Charter. The Board of Directors has adopted a charter that among other things defines the role of the board as overseeing, directly and through its committees, our business and affairs, which are conducted through our officers and employees under the direction of the chief executive officer. The charter mandates the board to act in the best interests of the company and its stockholders at all times. The Board of Directors discharges its responsibilities directly and through five standing committees: the Compensation Committee; the Audit Committee; the Corporate Governance and Nominating Committee; the Environmental Committee; and the Safety Committee.

     The Board of Directors has reviewed and approved the mandate, structure and composition of each of these committees. The board of directors has also reviewed the board’s leadership structure, including the fact that it has an independent chairman, and has concluded that it is appropriate. One of the functions of the Board of Directors is to assess the major risks facing us, and to review and monitor the manner in which those risks are managed.

     Position Descriptions. The Board of Directors has adopted a position description for the chairman of the board and the chair of each standing committee of the board. The chairman of the board is responsible for chairing all meetings of directors, managing the board and enhancing its effectiveness, acting as a liaison between the board and management to promote a professional and constructive culture and, at the request of the board, representing the company to community groups, governmental agencies, its stockholders and other external stakeholders. The chairs of the Audit Committee, the Compensation Committee, the Environmental Committee, the Safety Committee and the Corporate Governance and Nominating Committee are responsible for overseeing the discharge of the duties specified in each committee’s charter.

     The Board of Directors has also adopted a position description for the chief executive officer, whose primary role is to effectively and efficiently manage the company, meet the board’s priorities, goals and objectives, and do so with a view toward the best interests of the company and its stockholders.

     Orientation of New Directors and Continuing Education. New directors are given a comprehensive orientation package when they are first elected or appointed to the board. From time to time, corporate officers and legal, financial and other experts are invited to attend board meetings to describe matters in their areas of expertise. In addition, the directors visit each of the company’s material properties upon their election or appointment, and periodically thereafter. Under the board’s charter, management is responsible for providing an orientation and education program for new directors. Part of the mandate of the Corporate Governance and Nominating Committee is to confirm that procedures are in place to orient new directors to the company and to their responsibilities and duties as directors, and to provide the directors with appropriate continuing education opportunities.

     Ethical Business Conduct. We are committed to fostering and maintaining a culture of high ethical standards and compliance, and have adopted a code of business conduct and ethics for its directors, officers and employees. Our code can be found on our website at www.revettmining.com. Each of our directors, officers and employees is required to review and understand the code and acknowledge that they will comply with it. We have has also adopted a disclosure and insider trading policy and a whistle blower policy.

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

     Composition of Committees of the Board. The following table sets forth information as of the date of this report concerning the composition of our committees of the board of directors and the number of committee meetings held during the year ended December 31, 2013:

Corporate
Governance
and
	Audit	Compensation	Safety	Environmental	Nominating
Director	Committee	Committee	Committee	Committee	Committee
John G. Shanahan			X	X
Timothy R. Lindsey	X	Chair	X	X
Albert F. Appleton		X		Chair	X
Larry M. Okada	Chair	X			Chair
John B. McCombe	X		Chair		X
2013 Meetings	4	1	4	4	1

     Audit Committee.

     Composition and Responsibilities. The Audit Committee is comprised of three or more members of the board of directors who are independent and operates pursuant to a charter adopted by the board. The charter generally authorizes the committee to assist the board in overseeing our financial reporting, financial control, risk management and stockholder communications. The Audit Committee is responsible for:

  recommending the independent auditors for appointment or re-appointment by stockholders and reviewing the appropriateness and reasonableness of the proposed audit fees;

  overseeing the work of the independent auditors, including the resolution of disagreements between management and the independent auditors concerning financial reporting;

  obtaining timely reports from the independent auditors describing, among other things, critical accounting policies and practices and alternative treatments of information that were discussed with management;

  reviewing and, if appropriate, recommending board of director approval of our annual audited financial statements, quarterly interim unaudited financial statements, management discussion and analysis, earnings news releases and any other audited or unaudited financial information contained in public disclosure documents, prior to their filing or dissemination;

  reviewing and approving our hiring policies as they affect current or former partners or employees of our independent auditors or former independent auditors;

  confirming that the independent auditors have submitted a formal statement relating to the objectivity and independence of the independent auditors;

  overseeing any related party transactions; and

  performing such other activities as are consistent with the Audit Committee’s charter and governing law that the committee or the board of directors deem necessary or appropriate.

     In fulfilling these responsibilities, the Audit Committee is authorized to conduct any investigation appropriate to its responsibilities and in doing so may request the attendance of our independent auditors, our officers or our counsel. The committee has unrestricted access to our books and records, and is authorized to retain special legal, accounting or other consultants or experts to assist it. The committee is further empowered to review and assess the adequacy of its mandate annually and submit any proposed revisions to the board of directors for approval.

     Members of the Audit Committee are required to meet all applicable regulatory and listing requirements and must be independent within the meaning of Exchange Act Rule 10A-3. Members of the committee must also meet financial literacy requirements, and at least one member must be an “audit committee financial expert” within the meaning of the Item 401 of Regulation S-K of the Exchange Act.

     The Audit Committee meets no less often than quarterly. A minimum of two and at least 50% of the members of the committee present either in person or by telephone constitute a quorum for the conduct of committee business. Whenever a vacancy occurs, the remaining members may exercise all of their powers and responsibilities of the committee so long as a quorum of the committee members remains in office. Matters voted upon by the committee are decided by a majority of votes cast at the meeting. The committee may also take action in lieu of a meeting with the unanimous written consent of all the members. All decisions or recommendations of the committee require board of director approval prior to implementation. The committee is required to keep a written record of its meetings, which are submitted to the board.

     Current Members. The Audit Committee is presently comprised of Mr. Okada, Mr. Lindsey and Mr. McCombe, with Mr. Okada serving as chairman. During the year ended December 31, 2013, the committee met four times. Each committee member was present at each such meeting. The Audit Committee’s charter can be found on our website.

     Pre-Approval Policy. The Audit Committee has adopted a policy requiring pre-approval of all audit, audit-related and non-audit services that are to be performed by our independent auditors. The policy also specifies those services that may not be provided by our independent auditors, including services prohibited by law. Committee pre-approval can be either general or specific. The chair of the Audit Committee has authority to grant specific approval in instances where the fees involved do not exceed $50,000.

     Audit Committee Report.

     The board of directors has adopted a charter for the Audit Committee that sets out the committee’s mandate, organization, powers and responsibilities. The Audit Committee charter complies with Rule 10A-3 of the Exchange Act and the requirements of the NYSE MKT.

     The Audit Committee has certain oversight responsibilities with respect to the company’s audited financial statements, including those included in this report. In exercising these responsibilities, the Audit Committee reviewed the 2013 financial statements with management and our independent auditors. It also reviewed the accounting principles, practices and judgments that support the presentation of such financial statements, and the adequacy and clarity of the notes to the financial statements.

     Since the commencement of the company’s most recently completed fiscal year, the board of directors has not failed to adopt a recommendation of the Audit Committee to nominate or compensate an independent auditor. The Audit Committee has adopted specific policies and procedures for the engagement of non-audit services.

     The Audit Committee reviewed the independence and performance of the independent auditors who are responsible for expressing an opinion on the conformity of our audited financial statements with generally accepted accounting principles in the United States, and such other matters as required to be communicated by the independent auditors in accordance with Statement on Auditing Standards 61 -- Communication with Audit Committees.

     The Audit Committee also met with the independent auditors to discuss their audit plans, scope and timing on a regular basis, with or without management present. The Audit Committee has received the written disclosures and the letter from the independent auditors required by the Public Company Accounting Oversight Board concerning the auditors’ independence.

     In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the board of directors that the audited financial statements be included in the this report for the year ended December 31, 2013. The board concurred with the committee’s recommendation.

Submitted by the members of the Audit Committee
Larry Okada (Chairman)
Timothy R. Lindsey
John B. McCombe

     Compensation Committee.

     Composition and Responsibilities. The purpose of the Compensation Committee is to assist the board of directors in overseeing compensation matters and issues. The committee’s mandate specifies that it is responsible for:

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

  reviewing and making recommendations to the board of directors concerning our equity incentive plans, and reviewing allocations of benefits under the plan;

  adopting a compensation philosophy for senior officers, and administering a compensation program in accordance with the philosophy; and

  periodically reviewing our management succession program.

     The Compensation Committee meets at least annually to consider and make recommendations to the board of directors. Typically, our chief executive officer makes recommendations to the committee concerning individual salary levels, incentive bonuses and other forms of compensation for all of the executive officers other than himself; these recommendations are then reviewed and submitted to the full board for approval. The Compensation Committee makes its own determination concerning the chief executive officer’s compensation. It also annually reviews the adequacy of director compensation. In general the Compensation Committee strives to ensure that our directors and executive officers are being compensated at competitive levels, that their compensation reflects our performance, and that it is aligned with the interests of our stockholders. In carrying out its mandate, the Compensation Committee is authorized to hire independent counsel and such other advisors as it deems necessary. The Compensation Committee also prepares an annual report regarding executive compensation.

     Current Members. The Compensation Committee is presently comprised of Mr. Lindsey, Mr. Appleton and Mr. Okada, with Mr. Lindsey serving as chairman. The committee met one times during the year ended December 31, 2013. Each committee member was present at each such meeting. The Compensation Committee’s charter can be found on our website.

     Compensation Committee Interlocks and Insider Participation. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) or as a director of another entity having an executive officer or officers who served on our Compensation Committee during the year ended December 31, 2013. Further, none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity having an executive officer who served as one of our directors during the year.

     The Compensation Committee did not retain any outside consultants or advisors during the year ended December 31, 2013.

     Corporate Governance and Nominating Committee.

     Composition and Responsibilities. Our Corporate Governance and Nominating Committee is comprised of three or more members of the board of directors. The primary functions of the committee are to assess the effectiveness of the board as a whole, the committees of the board and its individual members, periodically review and assess our governance practices, review and assess the qualifications of nominees to the board and orient new directors. During the year ended December 31, 2013, the chairman of the board evaluated director performance either by interviewing each director or by having each director complete and submit a written questionnaire.

     The Corporate Governance and Nominating Committee is responsible for establishing the qualifications and skills necessary for members of the board of directors (as well as the skills and competencies the board needs as a whole) and procedures for identifying possible nominees who meet these criteria. In discharging these responsibilities, the Corporate Governance and Nominating Committee considers diversity, age, skills and such other factors as it deems appropriate. That said, the committee has not adopted a formal diversity policy; it only evaluates these factors, and others, without weighting them or giving them any relative priority. The Corporate Governance and Nominating Committee considers each individual candidate within the context of the current perceived needs of the board as a whole.

     In the case of incumbent directors, the Corporate Governance and Nominating Committee reviews their overall service, including the number of meetings they attended, their level of participation, the quality of their performance, and any relationships or transactions that might impair their independence. In the case of new director candidates (which includes director candidates recommended by our stockholders pursuant to our bylaws), the Corporate Governance and Nominating Committee would also consider, among other things, whether the nominee is independent within the meaning of applicable rules, regulations and listing standards.

     Neither the Corporate Governance and Nominating Committee nor the board of directors paid any fees to any third party to assist in the process of identifying or evaluating director candidates during the year ended December 31, 2013.

     Current Members. The Corporate Governance and Nominating Committee is presently comprised of Mr. Appleton, Mr. Okada and Mr. McCombe, with Mr. Okada serving as chairman. The committee met one times during the year ended December 31, 2013. Each committee member was present at each such meeting. The Corporate Governance and Nominating Committee’s charter can be found on our website.

     Environmental Committee.

     Composition and Responsibilities. The Environmental Committee assists the board in overseeing environmental stewardship and is comprised of three directors, one of whom is designated by the board of directors to serve as chair. Its specific responsibilities are to:

  establish and recommend environmental goals, policies and programs;

  make inquiries of management concerning our compliance with applicable environmental laws, rules, regulations and standards;

  receive reports concerning our compliance with environmental policies and programs, establish plans to correct any compliance deficiencies, and report the status of such matters to the board of directors;

  periodically review the following items with management: our policies regarding environmental risk assessment and management; those environmental exposures that pose major financial risk to us, and the steps management has taken or proposes to take in order to monitor and control such exposures; the effect of relevant environmental regulatory initiatives and trends; and material environmental claims, demands and legal proceedings that have been asserted against us or are threatened;

  review our environmental record of performance and any proposed actions based on our record of performance with management; and

  apprise the Audit Committee of significant changes in financial risk exposures or potential disclosure issues arising from or relating to environmental matters.

     Current Members. The Environmental Committee is presently comprised of Mr. Shanahan, Mr. Appleton and Mr. Lindsey, with Mr. Appleton serving as chairman. The committee met four times during the year ended December 31, 2013. Each committee member was present at each such meeting.

     Safety Committee.

     Composition and Responsibilities. The Safety Committee assists the board in overseeing occupational safety issues and is comprised of three directors, one of whom is designated by the board of directors to serve as chair. Its specific responsibilities are to:

  establish and recommend safety goals, policies and programs;

  make inquiries of management concerning our compliance with applicable safety laws, rules, regulations and standards;

  receive reports concerning our compliance with safety policies and programs, establish plans to correct and compliance deficiencies, and report the status of such matters to the board of directors;

  periodically review the following items with management: our policies regarding safety-related risk assessment and management; those safety-related exposures that pose major financial risk to us, and the steps management has taken or proposes to take in order to monitor and control such exposures; the effect of relevant safety regulatory initiatives and trends; and material safety-related claims, demands and legal proceedings that have been asserted against us or are threatened;

  review our record of performance on safety matters and any proposed actions based on our record of performance with management; and

  apprise the Audit Committee of significant changes in financial risk exposures or potential disclosure issues arising from or relating to safety matters.

     Current Members. The Safety Committee is presently comprised of Mr. Shanahan, Mr. McCombe and Mr. Lindsey, with Mr. McCombe serving as chairman. The committee met four times during the year ended December 31, 2013. Each committee member was present at each such meeting.

     Communications to the Board.

     Stockholders may communicate directly with the board of directors or any director by writing to the board or a director in care of the corporate secretary at Revett Mining Company, Inc., 11115 East Montgomery, Suite G, Spokane Valley, Washington 99206 or by faxing their written communication to the corporate secretary at (509) 891-8901. Stockholders may also communicate to the board of directors or any director by calling the corporate secretary at (509) 921-2294. The corporate secretary will review any communication before forwarding it to the board or director, as the case may be.

Item 11. Executive Compensation.

     Summary Compensation Table. The following table summarizes the compensation for the fiscal years ended December 31, 2013, 2012 and 2011 of our principal executive officer, principal financial officer and our two other executive officers as of December 31, 2013.

				Option	All Other
Name and		Salary	Bonus(1)	Awards(2)	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
John G. Shanahan	2013	308,000	-	27,920	-	335.920
President and Chief Executive Officer(3)	2012	322,500	87,000	90,345	-	499,845
	2011	300,000	60,500	134,540	-	495,040
Kenneth S. Eickerman(3)	2103	140,400	-	13,960	-	154,360
Treasurer and Chief Financial Officer	2012	139,500	12,000	36,138	-	187,638
	2011	135,000	27,500	67,270	-	229,770
Douglas Miller(3)	2013	160,000	-	20,940	-	180,940
Vice President of Operations	2012	153,331	41,500	45,173	-	240,004
	2011	140,000	29,000	67,270	-	236,270
Monique Hayes(3)	2013	88,000	-	13,960	-	101,960
Secretary	2012	86,625	22,000	36,138	-	144,763
	2011	82,500	16,500	67,270	-	166,270
Carson Rife (3)(4)(5)	2013	-	-	-	-	-
Vice President and Chief Operating Officer	2012	223,655	51,500	54,207	-	329,362
	2011	200,000	40,500	100,905	1,398(4)	342,803
____________________
(1)	Bonuses for the year ended December 31, 2011 relate to performance during that year but were awarded in April 2012.
(2)

Options awards were valued using the Black-Scholes option pricing model. For a discussion of the assumptions used in valuing such option awards, see Note 11 to our consolidated financial statements for the year ended December 31, 2013 included in this report. There were no forfeitures of option awards for the years shown.

(3)

Reflects salary compensation paid to each of the named individuals during the periods reported. See “Employment Agreements with Executive Officers” for information concerning the named individuals’ base salaries for the year ended December 31, 2013. Mr. Shanahan’s compensation also reflects a voluntary temporary salary reduction of 20% beginning in Q4

(4)	Amounts shown for Mr. Rife under “All other Compensation” include an automobile expense allowance of $1,398.
(5)	Mr. Rife resigned from the company on April 30, 2012.

     Grants of Plan-Based Awards. The following table sets forth information concerning equity incentive plan awards that were granted to our principal executive officer, principal financial officer and our two other executive officers during the year ended December 31, 2013. None of the persons depicted in the table received stock awards or non-equity incentive plan awards during the year. None of such incentive plan awards are contingent on the achievement of performance goals.

Grants of Plan-Based Awards
		Estimated Future Payouts under			Other		Grant
		Equity Incentive Plan Awards			Option	Exercise	Date
		Threshold	Target	Maximum	Awards	Price	Value
Name	Grant Date	(#)	(#)	(#)	(#)	($)	($)
John G. Shanahan	3/21/2013	-	n/a	n/a	40,000	2.16	27,920
Kenneth S. Eickerman	3/21/2013	-	n/a	n/a	20,000	2.16	13,960
Monique Hayes	3/21/2013	-	n/a	n/a	20,000	2.16	13,960
Douglas Miller	3/21/2013	-	n/a	n/a	30,000	2.16	20,940

     Outstanding Equity Awards at Fiscal Year-End. The following table sets forth information concerning the outstanding equity awards at December 31, 2013 held by our principal executive officer, principal financial officer and our two other executive officers:

Outstanding Equity Awards at Fiscal Year-End
	Equity Incentive Plan Awards:
	Number of Securities		Number of Securities
	Underlying		Underlying
	Unexercised Options		Unexercised	Average	Option
	Exercisable	Un-exercisable	Unearned Options	Exercise Price	Expiration
Name	(#)	(#)	(#)	($)	Dates
John G. Shanahan	215,000	0	0	2.72	2014-2018
Kenneth S. Eickerman	70,000	0	0	3.54	2015-2018
Monique Hayes	60,000	0	0	3.77	2016-2018
Douglas Miller	91,000	0	0	3.71	2015-2018

     Options Exercised in Last Fiscal Year. None of our executive officers exercised any stock options during the year ended December 31, 2013.

     Securities Currently Authorized for Issuance under Equity Incentive Plans. The following table sets forth information as of March 27, 2014 concerning securities authorized for issuance pursuant to our equity compensation plans.

Number of securities remaining
Number of securities to be		available for future issuance
issued upon exercise of	Weighted average exercise	under equity compensation plans
outstanding options, warrants	price of outstanding options,	(excluding securities reflected
and rights	warrants and rights	in column (a))
(a)	(b)	(c)
2,511,500	$3.28	2,515,039

     Employment Agreements with Executive Officers. Each of our executive officers has entered into an employment agreement with our Revett Silver Company first-tier subsidiary. Each agreement is for a term of three years and is renewable annually thereafter, and each provides for the payment of salary and medical and other fringe benefits, the award of stock options, and severance payments in the event the executive officer’s employment is terminated without cause, upon the occurrence of a change in control event, or other than for good reason. A “change in control” event occurs under the agreements when a person or entity beneficially acquires 25 percent or more of voting securities, or when, in a contested election of directors, the persons who were directors immediately prior to the election contest cease to constitute a majority of the board of directors. “Good reason” is defined in each agreement to mean a material change in the executive officer’s duties and responsibilities, a reduction in his or her salary or medical and other fringe benefits or, following a change in control, our failure to enter into a reasonably satisfactory replacement employment agreement with the executive officer.

     Our employment agreement with Mr. Shanahan is dated January 1, 2010 and provides for an annual base salary of $330,000, subject to periodic adjustments. If Mr. Shanahan’s employment is terminated without cause, he is entitled to eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, he is entitled to 36 months of salary and twelve months of benefits. Mr. Shanahan may terminate the agreement unilaterally upon one month’s notice. On November 15, 2013, Mr. Shanahan agreed to temporarily reduce his annual base salary to $264,000.

     Our employment agreement with Mr. Eickerman is dated May 30, 2007, as amended January 16, 2010, and provides for a current base salary of $140,100, subject to periodic adjustment. If Mr. Eickerman’s employment is terminated without cause, he is entitled to eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, he is entitled to 36 months of salary and twelve months of benefits. Mr. Eickerman may terminate the agreement unilaterally upon one month’s notice.

     Our employment agreement with Mr. Miller is dated April 1, 2004, as amended September 1, 2009 and October 1, 2012. It provides for a current base salary of $160,000, subject to periodic adjustment. If Mr. Miller’s employment is terminated without cause, he is entitled to eighteen months of salary and twelve months of benefits. If he is terminated following a change of control event or other than for good reason, he is entitled to 36 months of salary and twelve months of benefits. Mr. Miller may terminate the agreement unilaterally upon one month’s notice.

     Our employment agreement with Ms. Hayes is dated December 1, 2010 and provides for a current base salary of $88,000, subject to periodic adjustment. If Ms. Hayes’s employment is terminated without cause, she is entitled to eighteen months of salary and twelve months of benefits. If she is terminated following a change of control event or other than for good reason, she is entitled to 36 months of salary and twelve months of benefits. Ms. Hayes may terminate the agreement unilaterally upon one month’s notice.

     Compensation of Directors. The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2013. Mr. Shanahan was also an executive officer during the year.

Director Compensation
			All Other
	Fees	Option Awards(1)	Compensation	Total
Name	($)	($)	($)	($)
John G. Shanahan	0	0	0	0
John B. McCombe	41,230	27,920	0	69,150
Albert F. Appleton	42,000	27,920	0	69,920
Timothy R. Lindsey	182,438	27,920	0	210,358
Larry M. Okada	55,335	27,920	0	83,255
____________________
Notes:
(1)

Options awards were valued using the Black-Scholes option pricing model. For a discussion of the assumptions used in valuing such option awards, see Note 11 to our consolidated financial statements for the year ended December 31, 2013 included in this report.

     We modified our director compensation effective April 1, 2012. We now pay each director other than Mr. Shanahan an annual retainer of $25,000, and pay the chairman of the board of directors an annual retainer of $150,000. In addition, we also pay a $15,000 retainer to the chairs of the Audit Committee and the Environmental Committee, a $10,000 retainer to the chair of the Safety Committee and a $7,500 retainer to the chairs of the Compensation Committee and Corporate Governance and Nominating Committee. Each director other than Mr. Shanahan is also paid an attendance fee of $1,000 for each per in-person board meeting, $750 for each telephonic board meeting and $500 for each committee meeting.

     During 2013, the Board elected to waive the per meeting fees and the Chairman’s retainer was reduced by 20% to $120,000 and all other Board members retainers were reduced by 10%. We reimburse the directors for travel expenses incurred in connection with their attendance at board and committee meetings.

     Stock Option Plans.

     We maintain an equity incentive plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights and shares of common stock in satisfaction of amounts owing for services. The Plan was adopted by our stockholders on June 19, 2007, was amended on June 16, 2009 and again on June 21, 2011, and is administered by the Compensation Committee and by the board of directors. The material provisions of the Plan and other relevant information are as follows:

  Our directors, executive officers, employees and consultants, including those of our subsidiaries, are eligible to participate in the Plan.

  A maximum of 6,500,000 shares of common stock, representing approximately 18% of our issued and outstanding shares as of the date of this report, are available for issuance under the Plan.

  Options for the purchase of a total of 2,511,500 shares of common stock, representing approximately 8% of our issued and outstanding shares as of the date of this report, have been granted and are outstanding under the Plan.

  The maximum number of shares that may be granted to any one individual under the Plan, together with any shares reserved for issuance to such individual under any other stock option plan or arrangement, may not exceed 5% of our outstanding shares. In addition, the maximum number of shares of common stock that may be granted to insiders under all share compensation arrangements may not exceed 10% of our issued and outstanding shares, and the maximum number of shares issued to insiders within a one year period under all share compensation arrangements may not exceed 10% of our issued and outstand shares.

  The purchase price or exercise price of a share of common stock reserved for issuance pursuant to options granted under the Plan is determined by the board of directors, taking into account the applicable rules of the exchanges on which the stock is listed for trading. In no event can the price be less than the closing price of our common stock on the trading date immediately preceding the date of grant.

  We may grant a stock appreciation right under the Plan at the time an option is granted, or any time during the term of an option. Upon exercise of a stock appreciation right, the related option is cancelled to the extent it is unexercised, and the holder is entitled to receive payment of an amount equal to the difference between the then current market price and the exercise price. Payment of the appreciated value of the common stock may be made in in cash, in common stock or a combination thereof, in the discretion of the Compensation Committee and the board of directors. When an option is exercised, any related stock appreciation right is cancelled. We had not granted any stock appreciation rights as of the date of this report.

  Options vest at such times as the Compensation Committee or the board of directors determine at the time of grant, provided that, subsequent to the time of grant, the Compensation Committee or the board of directors may in their discretion permit an optionee to exercise any or all unvested options.

  No option can have a term of more than ten years from the date of grant.

  Each option must specify the effect of termination of employment on the holder’s right to exercise the option. With respect to those options that have been granted as of the date of this report, the termination of an optionee’s employment for cause or his or her resignation for other than good reason terminates any unexercised options he or she may hold. If an optionee's employment is terminated for reasons other than for cause or because of death or disability, or if an optionee resigns for good reason, then the unexercised options generally may be exercised for a period of one year following termination, but in no event after the expiration date of the option, subject to the discretion of the board of directors to amend such provisions provided such amendment is not detrimental to the holder.

  Options granted pursuant to the Plan are non-assignable otherwise than by will or the laws of descent and distribution.

     Subject to the provisions below, our board of directors may at any time amend, suspend or terminate the Plan or any portion thereof, or awards or grants made thereunder, provided that no change that would impair the rights of the grantee or optionee may be made to any previously made award or grant without the consent of the affected optionee or grantee. Without limiting the generality of the foregoing, the board of directors may make the following types of amendments to the Plan or awards or grants made thereunder without stockholder approval:

  amendments of a ministerial nature including amendments to cure an ambiguity, error or omission in the Plan, or to correct or supplement any provision of the Plan that is inconsistent with any other provision of the Plan;

  amendments necessary to comply with the provisions of applicable law;

  amendments concerning administration of the Plan;

  amendments relating to the vesting provisions of the Plan or any option;

  amendment of the early termination provisions of the Plan or any option, whether or not such option is held by an insider, provided such amendment does not entail an extension beyond the original expiration date;

  any amendment to the termination provisions of the Plan or any option, other than an amendment extending the term of an option, provided any such amendment does not entail an extension of the expiration date of such option;

  the addition or modification of any form of financial assistance by the company;

  the addition or modification of a cashless exercise feature, payable in cash or in common stock, whether or not there is a full deduction of the number of underlying shares from the Plan reserve; and

  any other amendments that may be implemented without stockholder approval under applicable law.

Stockholder approval is required for the following types of amendments to the Plan or awards or grants made thereunder:

  any increase in the number of common shares issuable under the Plan, including an increase to a fixed maximum number of shares of common stock or a change from a fixed maximum number shares to a fixed maximum percentage;

  any amendment which reduces the exercise price of an option or a cancellation and grants the option at a lower price less than three months after the related cancellation;

  any amendment extending the term of an option beyond its original expiration date;

  any amendment broadening any limits imposed on non-employee director participation under the Plan;

  any amendment concerning the transferability or assignability of awards or options under the Plan, other than for normal estate settlement purposes; and

  other amendments required to be approved by stockholders under applicable law.

     Compensation Committee Report. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this report. Based upon review of the discussion herein, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

Respectfully submitted, members of the Compensation Committee
Timothy R. Lindsey (Chairman)
Albert F. Appleton
Larry Okada

Compensation Discussion and Analysis.

     Compensation Philosophy and Policies. Our executive compensation program is designed to attract and retain the best possible executive talent and to provide an economic framework to compensate executives and senior management to meet our business goals and objectives. Base compensation is comprised of salary and an annual stock option award. Incentive, or bonus compensation, is based upon overall corporate performance for the previous financial year and adjusted for specific individual performance. Incentive compensation is issued as either cash or stock, or a combination of both.

     The key elements to executive base compensation is an annual base salary along with an annual stock option award. The level of overall base compensation is predicated on the position held, the executive officer’s experience, and the market for executive talent. Executive officers and senior management are eligible to receive bonus compensation in the form of cash or stock. Bonus compensation is reviewed by the Compensation Committee at the end of each financial year and is based primarily on the following criteria and individual’s overall performance:

Criteria	Relative
Importance

Safety Performance	40%
Production/Resource Management	20%
Cash Flow/Profitability	20%
Share Price/Market Performance	20%

     Our chief executive officer typically makes recommendations to the Compensation Committee concerning individual annual base salary levels and incentive bonuses, which are then reviewed and submitted to the full board of directors for approval. The Compensation Committee makes its own recommendation concerning the chief executive officer’s compensation. The board of directors has traditionally maintained base compensation at levels roughly in line with those of other companies within our industry peer group.

     The Compensation Committee and board of directors did not award cash bonuses during the year ended December 31, 2013.

     Compensation of the Principal Executive Officer. Mr. Shanahan’s annual base salary has been temporarily reduced and is currently $264,000. During the year ended December 31, 2013, Mr. Shanahan was awarded 40,000 stock options with an exercise price of $2.16 per share. These stock options vested on December 31, 2013,and expire on March 21, 2018 and had a Black–Scholes fair value of $27,920 at the time they were issued. In addition, Mr. Shanahan did not receive a bonus for 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Equity Compensation Plan Information. The following table sets forth certain information concerning options that have been granted pursuant to the Plan as of December 31, 2013.

Revett Minerals Inc. Incentive Stock Option Plans

Weighted
		average exercise	Number of shares
		price of	remaining available for
	Number of Shares to be	outstanding	issuance under the plan
	issued upon exercise	options,	at year end
Revett Minerals Equity Incentive Plan (approved by stockholders)	2,511,500	$3.28	2,515,039

[The balance of this page has intentionally been left blank.]

     Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 27, 2014 the names and address of, and number of shares beneficially owned by persons other than our directors and executive officers who are known to us to own more than five percent (5%) of our outstanding shares of common stock. At such date, 36,926,579 common shares were outstanding. An additional 2,489,000 shares were issuable at such date pursuant to presently exercisable options and an additional 1,282,049 shares were issuable pursuant to presently exercisable warrants.

			Amount and Nature of
			Ownership (all direct
Name of Beneficial Owner			unless otherwise noted)
Address of Owner	Percent	Class of Security	of Class

Silver Wheaton Corp. 666 Burrard Street, Suite 3400 Vancouver, British Columbia V6C 2X8	14.4%	common stock	5,285,979

Trafigura Beheer B.V. Van Heuven Goedhartlaan 937 P.O. Box 74135 1070 BC Amsterdam, The Netherlands	11.3%	common stock	4,147,435 (1)
____________________
(1)	Consists of 3,987,179 shares of common stock and presently exercisable warrants to purchase 160,256 shares.

     Security Ownership of Management. The following table sets forth as of March 27, 2014 the names of, and number of shares of our outstanding common stock beneficially owned by our directors and executive officers, and the number of shares owned by our directors and officers as a group.

Amount and Nature of
Beneficial Ownership
(all direct unless otherwise
Name of Director or Officer	Class of Security	noted)	Percent of Class

John G. Shanahan	common stock	853,789 (1)	2.3%
Kenneth S. Eickerman	common stock	82,278 (2)	less than 1%
Douglas Miller	common stock	97,666 (3)	less than 1%
Monique Hayes	common stock	61,000 (4)	less than 1%
Timothy R. Lindsey	common stock	1,487,709 (5)	4.0%
Albert F. Appleton	common stock	153,393 (6)	less than 1%
Larry M. Okada	common stock	191,004 (7)	less than 1%
John B. McCombe	common stock	151,004 (8)	less than 1%
All directors and officers as a group (8 persons)	common stock	3,077,843 (9)	8.3%
____________________
(1)	Consists of 574,687 shares of common stock, presently exercisable options to purchase 215,000 shares and presently exercisable warrants to purchase 64,102 shares.
(2)	Consists of 12,278 shares of common stock and presently exercisable options to purchase 70,000 shares.
(3)	Consists of 6,666 shares of common stock and presently exercisable options to purchase 91,000 shares.
(4)	Consists of 1,000 shares of common stock and presently exercisable options to purchase 60,000 shares.
(5)	Consists of 1,112,453 shares of common stock, presently exercisable options to purchase 215,000 shares and presently exercisable warrants to purchase 160,256 shares.

[Footnotes continued on following page.]

(6)	Consists of 23,393 shares of common stock and presently exercisable options to purchase 130,000 shares.
(7)	Consists of 1,004 shares of common stock and presently exercisable options to purchase 190,000 shares.
(8)	Consists of 1,004 shares of common stock and presently exercisable options to purchase 150,000 shares.
(9)	See notes (1) through (8), above.

     Changes in Control. We do not know of any arrangement that would result in a change in control of the company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Related Party Transactions. Trafiguara AG has a contract to purchase the silver and copper concentrates produced at Troy. Trafigura Beheer B.V., which is affiliated with Trafigura AG, is the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. Trafigura AG paid us $52 million for these concentrates during the twelve months ended December 31, 2012; it did not pay us anything during the comparable period in 2013, owing to the fact that we produced no concentrate at Troy during the period. We believe the terms and conditions of our contract with Trafigura AG are neither more favorable nor less favorable than the terms and conditions we could have obtained from unrelated concentrate purchasers.

Item 14. Principal Accounting Fees and Services.

     Audit Fees. During the fiscal year ended December 31, 2013, BDO USA LLP, Spokane, Washington, our independent registered accounting firm, billed us $164,000 for professional services for the audit of our consolidated financial statements.

     During the fiscal year ended December 31, 2012, KPMG LLP, Boise Idaho, our former independent registered public accounting firm, billed us $285,000 for professional services rendered by such firm for the audit of our consolidated financial statements, the quarterly review of financial statements included in our Quarterly Reports on Form 10-Q and for reviewing certain of our other filings with the SEC.

     Audit-Related Fees. During the fiscal years ended December 31, 2013 and 2012, neither BDO USA LLP nor KPMG LLP perform or billed us for any other audit related services.

     Tax Fees. During the fiscal years ended December 31, 2013 and 2012, neither BDO USA LLP nor KPMG LLP performed or billed us for any tax compliance, tax advice or tax planning services.

     All Other Fees. During the fiscal years ended December 31, 2013 and 2012, neither BDO USA LLP nor KPMG LLP performed or billed us for any other services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     Financial Statements. The consolidated financial statements are included in elsewhere in this report.

     Exhibits. The following exhibits are filed as part of this report or included herein by reference to previous filings:

Exhibit No.	Exhibit

2.1

Agreement and Plan of Reorganization dated February 2, 2005, and the exhibits thereto, by and between Revett Silver Company and Revett Minerals Inc. Previously filed as Exhibit 2.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

2.2

Form of Special Resolution approved by the registrant’s stockholders at a special meeting of stockholders on January 24, 2014. Previously filed as Exhibit 2.2 to the registrant’s registration statement on Form S-4 dated November, 2013.

2.3	Certificate of Corporate Domestication as filed with the Secretary of State of Delaware. Filed herewith.

3.1	Articles of Incorporation of Revett Minerals Inc. Previously filed as Exhibit 3.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

3.2	Bylaws of Revett Minerals Inc. Previously filed as Exhibit 3.2 to the registrant’s registration statement on Form 10 dated July 20, 2007.

3.3	Certificate of Incorporation of Revett Mining Company, Inc. as filed with the Secretary of State of Delaware. Filed herewith.

3.4	Bylaws of Revett Mining Company, Inc. Previously filed as Exhibit 3.4 to the registrant’s registration statement on Form S-4 dated November 2013.

4.1

Amended and Restated Rights Agreement between Revett Minerals Inc. and Computershare Investor Services Inc. dated April 15, 2013. Previously filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 17, 2013. Also filed as Appendix B to Revett Minerals Inc.’s proxy statement on Schedule 14A dated April 29, 2013.

10.1

Asset Purchase and Sale Agreement dated February 21, 2000, as amended, by and among Kennecott Montana Company, Sterling Mining Company (now Revett Silver) and Genesis Inc. Previously filed as Exhibit 10.1 to Revett Minerals Inc.’s Annual Report on Form 10-K dated March 29, 2013.

10.2

Agreement dated October 13, 2004 by and between Revett Silver Company and Royal Gold, Inc. Previously filed as Exhibit 10.2 to Revett Minerals Inc.’s registration statement on Form 10 dated July 20, 2007.

10.3

Production Payment Agreement dated October 13, 2004, by and between Genesis Inc. (now Troy Mine, Inc.) and Royal Gold, Inc. Previously filed as Exhibit 10.3 to Revett Minerals Inc.’s registration statement on Form 10 dated July 20, 2007.

10.4	Revett Minerals Inc. Amended and Restated Equity Incentive Plan dated June 21, 2011. Previously filed as Exhibit 10.4 to Revett Minerals Inc.’s annual report on Form 10-K dated March 29, 2013.

10.5

Employment Agreement dated February 1, 2004 by and between Carson Rife and the registrant. Previously filed as Exhibit 10.7 to Amendment No. 1 to the registrant’s registration statement on Form 10 dated September 21, 2007.

10.6

Employment Agreement dated January 1, 2010 by and between John Shanahan and Revett Silver Company. Previously filed as an exhibit to Revett Minerals Inc.’s Current Report on Form 8-K dated January 22, 2010.

10.7

Employment Agreement dated January 16, 2010 by and between Kenneth Eickerman and Revett Silver Company. Previously filed as an exhibit to Revett Minerals Inc.’s Current Report on Form 8-K dated January 22, 2010.

10.8	Employment Agreement dated December 1, 2010 by and between Monique Hayes and Revett Silver Company. Filed herewith.

10.9

Credit Agreement dated December 8, 2011 by and among Revett Minerals Inc., Revett Silver Company, Troy Mine Inc., RC Resources, Inc. and Societe Generale, in its capacity as administrative agent and letter of credit issuer. Previously filed as Exhibit No. 16.3 to Revett Minerals Inc.’s Current Report on Form 8-K dated December 12, 2011.

10.10

Amendment No. 1, dated August 7, 2012, to Credit Agreement dated December 8, 2011 by and among Revett Minerals Inc., Revett Silver Company, Troy Mine Inc., RC Resources, Inc. and Societe Generale, in its capacity as administrative agent and letter of credit issuer. Previously filed as Exhibit 10.13 to Revett Minerals Inc.’s Annual Report on Form 10-K dated March 29, 2013.

10.11

Amendment No. 2 and Guarantor Joinder, dated December 13, 2012 to Credit Agreement dated December 8, 2011 by and among Revett Minerals Inc., Revett Silver Company, Troy Mine Inc., RC Resources, Inc. and Societe Generale, in its capacity as administrative agent and letter of credit issuer. Previously filed as Exhibit 10.14 to Revett Minerals Inc.’s Annual Report on Form 10-K dated March 29, 2013.

10.12

Amendment No. 3 and Guarantor Joinder, dated February 28, 2013 to Credit Agreement dated December 8, 2011 by and among Revett Minerals Inc., Revett Silver Company, Troy Mine Inc., RC Resources, Inc. and Societe Generale, in its capacity as administrative agent and letter of credit issuer. Previously filed as Exhibit 10.15 to Revett Minerals Inc.’s Annual Report on Form 10-K dated March 29, 2013.

14.1	Code of ethics. Filed herewith.

21.1

Subsidiaries of the registrant. Previously filed as Exhibit 21.1 to Revett Minerals Inc.’s registration statement on Form 10 dated July 20, 2007 and filed in amended form (to reflect the formation of Revett Exploration, Inc. and Revett Holdings, Inc. during the year ended December 31, 2012) as Exhibit 21.1 to Revett Minerals Inc.’s Annual Report on Form 10-K dated March 29, 2013.

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

Revett Minerals Inc.

Date: March 27, 2014	/s/ John G. Shanahan

John G. Shanahan, its president and
principal executive officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2014	/s/ Kenneth S. Eickerman

Kenneth S. Eickerman, its treasurer and
principal accounting officer