Form 10-Q
period 2014-03-31
Revett Mining Company, Inc.
filed 2014-05-12
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO__________.

REVETT MINING COMPANY, INC.
(Exact name of small business issuer in its charter)

Delaware	46-4577805
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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
[   ] yes      [X] No

At May 12, 2014 39,128,989 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Revett Mining Company, Inc. and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets	4

Consolidated statements of operations and comprehensive income (loss)	5

Consolidated statements of cash flows	6

Consolidated statements of shareholders’ equity	7

Notes to consolidated financial statements	8-19

Revett Mining Company, Inc.
Consolidated Balance Sheets
at March 31, 2014 and December 31, 2013
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$9,024	$7,951
Concentrate settlement and other receivables	1,885	1,164
Inventories	4,091	4,133
Prepaid expenses and deposits	531	414
Total current assets	15,531	13,662
Property, plant, and equipment (net)	67,011	65,108
Restricted cash	6,545	6,542
Available for sale securities	-	600
Other long term assets	736	736

Total assets	$89,823	$86,648

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$1,217	$954
Payroll liabilities	653	604
Income, property and mining taxes	660	588
Other accrued payable	102	19
Current portion of capital lease obligations and note payable	1,084	925
Total current liabilities	3,716	3,090

Long term portion of capital lease obligations and note payable	-	364
Reclamation and remediation liability	4,708	4,613
Deferred income taxes	-	25
Total liabilities	8,424	8,092

Commitments and contingencies (note 9)

Shareholders' equity
Preferred stock, $0.01par value, 25,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 39,127,989 and 34,596,387 shares issued and outstanding at March 31, 2014 and December 31, 2013,	391	346
Additional paid-in capital	91,826	88,149
Accumulated other comprehensive loss, net of tax	-	45
Retained earnings (deficit)	(10,818)	(9,984)
Total equity	81,399	78,556

Total liabilities and shareholders’ equity	$89,823	$86,648

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Operations and Comprehensive income (loss)
Three months ended March 31, 2014 and 2013
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2014	ended March 31, 2013

Revenue	$6	$216
Expenses:
Troy Mine suspension related costs	1,021	4,420
Depreciation and depletion	6	8
Exploration and development	236	317
General & administrative:
Stock based compensation	368	191
Other	844	1,017
Accretion of reclamation and remediation liability	95	119
	2,570	6,072
Income (loss) from operations
	(2,564)	(5,856)

Other income (expenses):
Interest income (expense)	11	(612)
Other income	1,288	1
Gain (loss) on sale of securities	429	(262)
Foreign exchange gain (loss)	2	(5)
Gain on warrant derivative	-	42
Total other income (expenses)	1,730	(836)

Income (loss) before income taxes	(834)	(6,692)

Income tax benefit (expense):

Current income tax	-	-

Deferred income tax	-	2,573

Net income (loss)	(834)	(4,119)

Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	45	101

Comprehensive income (loss)	(789)	$(4,018)

Net income (loss) for basic and diluted earnings per share	(789)	$(4,119)

Basic and diluted earnings (loss) per share (Note 14)	(0.02)	$(0.12)
Weighted average number of shares outstanding – basic and diluted	34,641,717	34,580,243

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2014 and 2013
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2014	ended March 31, 2013

Cash flows from operating activities:
Net income (loss) for the period	$(834)	$(4,119)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6	8
Deferred financing fee amortization	-	556
Accretion of reclamation and remediation liability	95	119
Stock based compensation	368	191
Loss on disposal of fixed assets	-	5
Accrued interest from reclamation trust fund	(3)	(3)
Loss (gain) on sale of available for sale securities	(429)	262
Loss (gain) on warrant derivative	-	(42)
Deferred income tax	-	(2,573)
Changes in:
Concentrate settlement and other receivable	(721)	351
Inventories	45	(301)
Prepaid expenses and other assets	(117)	(139)
Accounts payable and accrued liabilities	466	(1,332)
Net cash provided by (used in) operating activities	(1,124)	(7,017)

Cash flows from investing activities:
Purchase of plant and equipment	(1,911)	(170)
Proceeds from the sale of available for sale securities	959	75
Sale (purchase) of short term investments	-	3
Net cash used in investing activities	(952)	(92)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	3,354	120
Repayment of capital leases	(205)	(248)
Net cash used in financing activities	3,149	(128)

Net increase in cash and cash equivalents	1,073	(7,237)
Cash and cash equivalents, beginning of period	7,951	18,986
Cash and cash equivalents, end of period	$9,024	$11,749

Non cash transactions:
Receivable for the sale of available for sale securities	---	166

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2014 and year ended December 31, 2013
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Common Shares
				Additional	Accumulated other	Retained
				Paid-in	Comprehensive	earnings
	Shares	Amount		Capital	Loss	(deficit)	Total

Balance, December 31, 2012	34,492,389	$87,727	$		(538)	$1,591	$88,780
Issue of shares for exercise of options	49,000	25			-	-	25
Issue of shares for exercise of warrants	55,000	125			-	-	125
Unrealized gain on marketable securities, net of tax	-	-			583	-	583
Stock-based compensation on options Granted	-	618			-	-	618
Net income for the period	-	-			-	(11,575)	(11,575)

Balance, December 31, 2013	34,596,389	$88,495	$		45	$(9,984)	$78,556
Reclassification due to change in par
value of common shares		(88,149)		$88,149
Issue of shares for exercise of options	32,500			17	-	-	17
Issue of shares	4,499,100	45		3,292	-	-	3,337
Unrealized gain on marketable securities, net of tax	-	-			(45)	-	(45)
Stock-based compensation on options granted	-			368	-	-	368
Net loss for the period		-		-	-	(834)	(834)
Balance, March 31, 2014	39,127,989	$391		91,826 $	-	$(10,818)	$81,399

See accompanying notes to unaudited interim consolidated financial statements

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Mining Company, Inc. (“Revett Mining” or the “Company”) as of March 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for the three month periods ended March 31, 2014 and 2013. The operating and financial results for Revett Mining for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2013 filed with the appropriate securities regulatory authorities.

Revett Mining Company, Inc. (formerly known as Revett Minerals Inc.) was incorporated in Canada in August 2004 to acquire Revett Silver Company and undertake a public offering of its common shares, transactions that were completed in February 2005. Revett Silver Company, a Montana corporation, was organized in April 1999 to acquire the Troy mine (“Troy”) and the Rock Creek project (“Rock Creek”) from ASARCO Incorporated and Kennecott Montana Company, transactions that were completed in October 1999 and February 2000. Revett Mining Company changed its jurisdiction of incorporation (from Canada to Delaware) and its name (from Revett Minerals, Inc. to Revett Mining Company) on February 18, 2014, following approval by shareholders at a special meeting held on January 24, 2014. The Company conducts business through four Montana corporations, all subsidiaries of its wholly-owned Revett Silver Company subsidiary: Troy Mine, Inc., RC Resources Inc., Revett Exploration, Inc. and Revett Holdings, Inc.

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	March 31, 2014	December 31, 2013
Concentrate inventory	$500	$530
Material and supplies	3,591	3,603
	$4,091	$4,133

4. Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	March 31,	December 31,
	2014	2013
Troy:
Property acquisition and development costs	$18,322	$18,322
Plant and equipment	13,931	13,931
Construction in progress	2,704	808
Buildings and structures	5,613	5,613
	40,570	38,674
Rock Creek:
Property acquisition costs	34,976	34,976

Other, corporate	4,330	4,330
Other, mineral properties	118	118
	79,994	78,098
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(7,332)	(7,332)
Troy plant and equipment	(3,861)	(3,861)
Troy buildings and structures	(1,630)	(1,630)
	(12,823)	(12,823)
Other corporate assets	(160)	(167)
	(12,983)	(12,990)
	$67,011	$65,108

The net book value of assets under capital leases at March 31, 2014 and December 31, 2013 was $1.6 million and $2.1 million, respectively.

Revett Holdings Inc., a wholly owned subsidiary, owns undeveloped real estate lands with a carrying value of $3.6 million which has been purchased for mitigation requirements for the Rock Creek project. These lands will be transferred to the U.S. Forest Service and/or the State of Montana as the phase 1 evaluation program, or phase 2 mine construction and development proceeds. The property costs for Rock Creek will be amortized when the project is placed into production.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

5. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at:

	March 31,	December 31,
	2014	2013

Cost	$-	$1,499
Other than temporary impairment charge	-	(969)

Unrealized gain	-	70
Fair value	$-	$600

During the quarter ended March 31, 2014, the Company sold all of its available for sale equity securities for approximately $1.0 million, and recognized a gain of $0.4 million.

6. Debt and capital lease obligations

(a) Capital leases and note payable:

At March 31, 2014 and December 31, 2013, the balance of the Company’s long-term debt and capital lease obligations were as follows:

	March 31,	Dec. 31,
	2014	2013
Capital leases and note payable	$1,084	$1,289
Less current portion	(1,084)	(925)
	$-	$364

The Company has a number of capital leases and a note payable for mining equipment for use at Troy. Scheduled minimum capital lease and note payable principal repayments at March 31, 2014 are as follows:

	Capital	Note
	Leases	Payable	Total
2014	$634	$455	1,089

Less amount representing interest (at rates ranging from 1.6% to 4.1%)	5	-	5
Total present value of net minimum capital lease and note payable payment	629	455	1,084

Less current portion	629	455	1,084
	$-	$-	$-

(b) Revolving credit facility:

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

On December 10, 2011, the Company entered into a revolving credit agreement with Societe Generale. No funds were drawn under the facility. On February 28, 2013, primarily based upon the suspension of mining operations at the Troy Mine, the Company and Societe Generale agreed to suspend the facility. During the three months ended March 31, 2013, the Company expensed the remaining unamortized deferred loan fee balance of $0.6 million, which is included in interest expense. No expenses were incurred against this credit facility during the three months ended March 31, 2014. There is no assurance that this credit facility will be renewed.

7. Warrant derivative liability

At March 31, 2014, the Company did not have any common share purchase warrants denominated in a foreign currency.

In the past, some of the Company’s issued and outstanding common share purchase warrants have exercise prices denominated in a foreign currency (Canadian dollars). In such cases, these warrants are required to be treated as a derivative liability, as the amount of cash the Company will receive on exercise of the warrants will vary depending on the exchange rate. These warrants are classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire.

The following table presents the reconciliation of the fair value of the warrants:

	For the three months	For the three months
	ended	ended
	March 31, 2014	March 31, 2013

Balance, beginning of period	$-	$93
Gain on derivatives	-	(42)
Value of warrants exercised	-	(30)
Balance, end of period	$-	$21

These common share purchase warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions at March 31, 2013: weighted average risk-free interest rate 0.10%, weighted average volatility 45.57%, expected dividend yield – nil, and weighted average expected life (in years) 0.4. The fair value estimate is classified as level 2 in the fair value hierarchy.

8. Share Capital

(a) Common Stock

During the first quarter 2014, the Company shareholders approved a change of jurisdiction of incorporation from Canada to the United States (the “Domestication”). As a result, the Company became Revett Mining Company, Inc., a Delaware corporation. As a result of this change, a par value of $0.01 was established for shares of common stock which previously had no par value.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The Company has one class of $0.01 par value common stock of which 100,000,000 are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights.

During the quarter ended March 31, 2014, the Company issued 32,500 common shares on exercise of stock options and 4,499,100 common shares on sale of common shares through a private placement for cash proceeds of $3.4 million.

During the quarter ended March 31, 2013, the Company issued 49,000 common shares on exercise of stock options and 55,000 common shares on exercise of warrants for cash proceeds of $0.12 million.

(b) Preferred Stock

The Company is authorized to issue 25,000,000 shares with a $0.01 par value of preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At March 31, 2014, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 6,500,000 shares of common stock. There were 1,015,000 stock options granted to employees during the three months ended March 31, 2014 with an exercise price of $0.79, expiring on March 29, 2019. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.67%, volatility of 71.87% and an expected life of the options of 30 months to estimate the fair values of the options. The weighted average fair value per share was $0.344 for a total value of $0.4 million. These stock options vest 100% on the date of issue. In addition, there were 60,000 stock options granted to consultants during the three months ended March 31, 2014 with an exercise price of $0.79, expiring on March 29, 2017. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.285%, volatility of 87.45% and an expected life of the options of 18 months to estimate the fair values of the options. The weighted average fair value per share was $0.32 for a total value of $2 thousand. These stock options vest 100% on the date of issue. There were 1,094,500 stock options granted during the three months ended March 31, 2013 with an exercise price of $2.16, expiring on March 21, 2018. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.33%, volatility of 52.16% and an expected life of the options of 30 months to estimate the fair values of the options. The weighted average fair value per share was $0.69 for a total value of $0.8 million. These stock options vest 25% at the end of each quarter in 2013. As at March 31, 2014 and 2013, there was $0 and $0.6 million, respectively, of unrecognized compensation costs relating to unvested stock options.

During the three months ended March 31, 2014, 72,500 options were cancelled or expired and 32,500 options were exercised. As of March 31, 2014 and 2013, the intrinsic value of options outstanding and exercisable was $0.040 million and $0.5 million, respectively.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

Total stock-based compensation recognized during the three months ended March 31, 2014 and 2013 was $0.4 million and $0.2 million; During the three months ended March 31, 2014 and 2013, a total of $0.2 million and $0.1 million stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in general and administrative expense.

As of March 31, 2014, the following stock options were outstanding:

Options	Options	Exercise		Expiration
Granted	Exercisable	Price		Date

10,000	10,000	4.18		April 15, 2014
8,000	8,000	0.45	CDN	April 27, 2014
6,000	6,000	2.15		May 31, 2014
28,000	28,000	2.16		May 31, 2014
23,000	23,000	4.18		May 31, 2014
18,500	18,500	4.98		May 31, 2014
10,000	10,000	4.17		May 31, 2014
6,000	6,000	2.15		May 31, 2014
26,000	26,000	4.98		May 31, 2014
30,000	30,000	4.18		May 31, 2014
31,000	31,000	2.16		May 31, 2014
2,000	2,000	2.15		August 2, 2014
4,000	4,000	4.98		August 2, 2014
5,000	5,000	4.18		August 2, 2014
5,000	5,000	2.16		August 2, 2014
110,000	110,000	0.45		September 10, 2014
10,000	10,000	1.05		October 31, 2014
16,500	16,500	4.98		October 31, 2014
17,000	17,000	4.18		October 31, 2014
6,000	6,000	2.15		October 31, 2014
17,500	17,500	2.16		October 31, 2014
5,000	5,000	1.05		November 2, 2014
30,000	30,000	1.65		December 30, 2014
183,000	183,000	2.15		March 15, 2015
10,000	10,000	1.17		September 6, 2015
20,000	20,000	2.50		November 1, 2015
484,000	484,000	4.98		March 21, 2016
2,500	2,500	5.93		April 8, 2016
20,000	20,000	1.17		September 6, 2016
60,000	60,000	0.79		March 29, 2017
614,500	614,500	4.18		April 1, 2017
20,000	20,000	3.77		May 3, 2017
634,000	634,000	2.16		March 21, 2018
1,015,000	1,015,000	0.79		March 29, 2019
3,487,500	3,487,500	$2.53

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at March 31, 2014 for the purchase of common shares of Revett Minerals:

Number	Exercise price	Expiration

1,153,844	USD $ 1.00	March 26, 2016
1,095,705	USD $ 1.00	March 31, 2016
2,249,549

During the three months ended March 31, 2014, 2,249,549 new warrants were issued and there were no warrants exercised. During the three months ended March 31, 2013, 55,000 warrants were exercised and no warrants were issued.

9. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

Reclamation and remediation liability beginning of period	$4,613	$5,597
Accretion expense	95	119
Ending balance	$4,708	$5,716

b) Rock Creek Development

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

We cannot begin the evaluation program until we receive final permits and approvals from the various Federal and State agencies that exercise jurisdiction over the project. Rock Creek is partially located on United States Forest Service (the “Forest Service”) land within the Kootenai National Forest and under the Cabinet Mountains Wilderness Area, and federal and state approval is required before development can commence. In 2001, the Forest Service issued a Final Environmental Impact Statement (“Final EIS”) under the National Environmental Policy Act (“NEPA”). In 2003, the Forest Service and the Montana Department of Environmental Quality (the “DEQ”) issued a joint administrative decision approving our proposed plan of operations at Rock Creek (the “Record of Decision”). The Record of Decision was based primarily on the findings in the Final EIS and a companion biological opinion (the “Biological Opinion”) issued by the U.S. Fish and Wildlife Service (“USFWS”) in 2003, pursuant to the requirements of the Endangered Species Act (“ESA”). The project was challenged by several regional and national environmental advocacy groups, culminating in a May 2010 Montana Federal District Court decision that upheld the Biological Opinion but remanded the Record of Decision to the Forest Service to address several NEPA procedural deficiencies. The Federal District Court decision upholding the Biological Opinion was affirmed by the Ninth Circuit Court of Appeals in November 2012. The Forest Service is currently working to develop a Supplemental EIS that will comply with the Federal District Court’s decision.

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

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

Fixed Forward Contracts

At March 31, 2014, the Company did not have any fixed forward contracts to sell silver of copper.

11. Fair Value of Financial Instruments

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

	Fair value at March 31, 2014
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$9,024	$9,024	$-	$-

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$7,951	$7,951	$-	$-
Available for sale securities	600	600	-	-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s available for sale securities are valued using quoted market prices, and accordingly, are included in Level 1.

12. Income Taxes

For the three months ended March 31, 2014, the Company did not reported a tax provision or benefit compared to an income tax benefit of $2.6 million for the three months ended March 31, 2013. The following table summarizes the components of the Company’s income tax (benefit) provision:

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Federal:
Current	$-	$-
Deferred	-	(2,303)
Total	-	(2,303)
State:
Current	-	-
Deferred	-	(270)
Total	$-	$(2,573)

The income tax provision (benefit) for the three months ended March 31, 2014 and 2013 varies from the statutory rate primarily because of the change in valuation allowance for net deferred tax assets and depletion. The Company has estimated an effective tax rate of zero for 2014.

The Company has U.S. net operating loss carry forward of $43.0 million that expires at various dates between 2019 and 2033. Montana state net operating losses expire at various dates between 2014 and 2020. The Company has U.S. federal tax credit carry forwards of approximately $0.4 million that expire in 2032. The Company has a net capital loss carry forward of approximately $1.5 million that expires in 2017 and 2018.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

As a result of the reorganization of the Canadian company to a U.S. company, the Canadian net operating loss of approximately $10.7 million was forfeited upon the reorganization. The Company’s deferred tax asset and valuation allowance has been reduced by approximately $2.8 million. The Company reviewed all other tax aspects of the reorganization and concluded there was no material tax liability regarding the reorganization.

13. Comprehensive income

The components of other comprehensive income for the three months ended March 31, are as follows:

	2014	2013

Unrealized loss on available for sale securities before tax	$-	$(108)

Deferred tax effect		38

Unrealized loss on available for sale securities, net of tax	-	(70)

Reclassification of net loss on sale included in net income	70	262
Related deferred tax effect	(25)	(91)
Unrealized gain (loss) on available for sale securities, net of tax	$45	$101

14. Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2014, and 2013 (thousands, except per-share amounts).

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2014
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

	March 31,	March 31,
	2014	2013
Numerator

Net income (loss) for basic earnings per share	$(834)	$(4,119)
Gain on warrant derivative associated with dilutive warrants	-	-
Net income (loss) for diluted earnings per share	$(834)	$(4,119)
Denominator
Basic weighted average common shares	34,641,717	34,580,243
Dilutive stock options and warrants	-	-
Diluted weighted average common shares	34,641,717	34,580,243

Basic income (loss) per share	$(0.02)	$(0.12)

Diluted income (loss) per share	$(0.02)	$(0.12)

For the quarters ended March 31, 2014 and 2013, options and warrants to purchase 5,737,049 and 4,591,930 shares, respectively, of the Company’s common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Mining Company, Inc. (“Revett Mining” or the “Company”) for the three month period ended March 31, 2014 should be read in conjunction with the unaudited interim financial statements and notes as at and for the three months ended March 31, 2014 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2013 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in Canada on SEDAR or on file in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Three Months Ended March 31, 2014

As at May 12, 2014, the Company owns a 100% interest in Revett Silver Company (“Revett Silver”), which in turn owns 100% of Troy Mine Inc., RC Resources Inc., Revett Exploration Inc. and Revett Holdings Inc.  Rock Creek is a development stage silver and copper property located in northwest Montana.  Troy Mine is an operating silver and copper mine also located in northwest Montana.

We suspended operations at Troy Mine in December 2012 due to unstable ground conditions in portions of the mine.  In November 2013, after unsuccessful attempts to find alternative routes to our reserve mining areas and with approval from the Mine Safety and Health Administration (“MSHA”), we commenced construction of a new decline from the main service adit to access the North C Beds and  the undeveloped I Beds.   The initial decline totaling approximately 7,500 feet (including dual drifts, cross-overs, muck bays, etc.) to the North C Beds is forecasted to take approximately ten months which would enable us to return to limited commercial production in the fourth quarter 2014.  Continued development to the deeper I Beds will require us to construct an additional 5,900 feet of decline including an accompanying borehole for secondary egress and ventilation.  We anticipate this continued development will take an additional six to nine months to complete; following which, we expect to resume full production.  The cost of constructing the decline to the North C Beds in order to resume production is estimated to be approximately $5.9 million; the total cost of the decline, including the extension to the undeveloped I Bed area, is currently estimated to be approximately $12 million.  Although we took significant steps to improve our liquidity during the first quarter of 2014, we currently do not have enough cash on hand to complete the I-Bed development and are reviewing alternative sources of finance to meet our capital spending requirements.

Overall Performance

As at March 31, 2014 the Company has working capital of $11.8 million. Due to the suspension of mining operations since December of 2012, during the first quarter of 2014 we were unable to generate production revenues, which resulted in a net loss. For the three month period ended March 31, 2014, the Company reported a net loss after taxes of $0.8 million or $0.02 a share compared to a net loss after taxes of $4.1 million or $0.12 per share for the three months ended March 31, 2013.

Results of Operations for the Three Months Ended March 31, 2014 compared to the same period in 2013.

Financial Results:

a)

Revenue: Revenue for the first quarter of 2013 reflects the settlement of a few outstanding invoices. There was no invoicing for concentrate sales during the first quarter of 2014 and 2013 due to the suspension of mining activities described above.

b)

Troy Mine suspension related costs: The 2013 spending reflects the costs related to repairing and relocating access to the mine along with general costs of maintaining the Troy mine, while the 2014 costs reflect the general cost of maintaining the Mine. All of the spending related to the new access adits was capitalized ($1.9 million).  The 2013 spending reflects the efforts to design a plan to resume mining operations and to maintain our staffing levels as we did not layoff any employees until May of 2013.  In May, and again, in October of 2013, we reduced our staffing levels from over 200 employees to just over 60 employees at the Troy Mine.

c)

Depreciation and depletion: For the first quarter of 2014 and 2013, the depreciation expense is significantly lower than the first quarter of prior years. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of the suspension of mining operations resulted in no depreciation expense for the Troy Mine.

d)

Exploration and development: This expense includes $0.2 million spending for Rock Creek permitting. The spending in 2014 is lower than 2013 ($0.3 million) due to efforts to conserve cash. We did not have any exploration spending during the first quarter of 2014.

e)

General and administration costs: The decrease in the corporate administration costs during the first quarter of 2014 and 2013 is a result of efforts to conserve cash due to suspension of mining activities at the Troy Mine.

f)	Net loss: The net loss for the first quarter 2014 and 2013 reflects the suspension of mining activities at the Troy Mine.

Summarized Financial Results by Quarter

	2012	2013	2013	2013	2013	2014
	4Q	1Q	2Q	3Q	4Q	1Q
Cu Production (million lbs)	1.0	-	-	-	-	-
Ag Production (000’s ozs)	161	-	-	-	-	-
Total Sales (millions)	$7.2	$0.2	$0.0	$(0.1)	$0.0	$0.0
Cash Flow from Operations before changes in working capital (1) (millions)	$(0.02)	$(4.7)	$(3.9)	$(2.1)	$(1.4)	$(3.0)
Net Income (loss) (millions)	$(1.8)	$(4.1)	$(4.1)	$(0.6)	$(2.8)	$(0.8)
EPS- Basic	$(0.05)	$(0.12)	$(0.12)	$(0.02)	$(0.05)	$(0.02)
EPS- Fully diluted	$(0.05)	$(0.12)	$(0.12)	$(0.02)	$(0.05)	$(0.02)
Cash and Cash Equivalents & Short term Investments (millions)	$28.3	$21.0	$15.0	$12.1	$8.0	$9.0
Total Assets ending (millions)	$108.0	$100.2	$92.7	$91.2	$86.6	$89.8
Total liabilities (millions)	$19.2	$15.1	$11.1	$10.0	$8.1	$8.4
Total Equity (millions)	$88.8	$85.1	$81.7	$81.2	$78.5	$81.4

(1) This is a non-GAAP measurement. These amounts reflect the net cash flow from the Troy Mine before capital spending, equipment payments and changes in working capital.

Financing Activities

During the first quarter of 2014, the Company did not enter into any new capital leases or notes payable. The Company has the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease and note payable obligations	$1,084	$1,084	-	-	-
Long term reclamation Costs	12,743	-	-	-	$12,743
Total contractual obligations	$13,827	$1,084	-	-	$12,743

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2014 and many may be renewed annually. The obligations in 2014 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At March 31, 2014, working capital was $11.8 million, including cash and cash equivalents of $9.0 million. At March 31, 2014, concentrate receivable and other receivables was $1.9 million compared to $1.2 million at December 31, 2013. In early April, 2014, we received the final settlement for an insurance claim for a net cash proceeds of $1.9 million.

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

Related Party Transactions

Trafigura AG is the sole purchaser of the silver and copper concentrate we produce at Troy. It is also the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. During the three months ended March 31, 2014 and 2013, Trafigura AG paid us $0.0 million and $0.0 million for our concentrate, respectively.

Principal Risks and Uncertainties

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

Production Operations at Troy are currently suspended.  We suspended production operations at Troy in December 2012 due to unstable ground conditions in portions of the mine.  In November 2013, after unsuccessful attempts to find alternative routes to our reserve mining areas and with approval from the Mine Safety and Health Administration (“MSHA”), we commenced construction of a new decline from the main service adit to access the North C Beds and  the undeveloped I Beds.   The initial decline totaling approximately 7,500 feet (including dual drifts, cross-overs, muck bays, etc.) to the North C Beds will take approximately ten months which should enable us to return to limited commercial production in the fourth quarter 2014.  Continued development to the deeper I Beds will require us to construct an additional 5,900 feet of decline including an accompanying borehole for secondary egress and ventilation.  We anticipate this continued development will take an additional six to nine months to complete, following which we expect to resume  full production.  The cost of constructing the decline to the North C Beds in order to resume production is estimated to be approximately $5.9 million; the total cost of the decline, including the extension to the undeveloped I Bed area, is currently estimated to be approximately $12 million.  Although we took significant steps to improve our liquidity during the first quarter of 2014, we currently do not have enough cash on hand to complete the I-Bed development and are reviewing alternative sources of finance to meet our capital spending requirements.  There is no assurance our financing efforts will be successful under current market conditions.  Our business has been materially and adversely affected by the suspension of commercial mining operations at Troy.  This will continue until we resume production.

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

As at March 31, 2014, the Company had no contracts outstanding to sell silver or copper

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

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $2.9 million of our short term investments are in a major Canadian chartered bank and are denominated in US dollars.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of March 31, 2014. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at March 31, 2014 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II: Other Information

Item 1: Legal Proceedings

There have been no material changes with regard to legal proceedings which are reported in the December 31, 2013 Form 10-K.

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

During the three months ended March 31, 2014 MSHA issued four citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties of $708 for violations.

There were no mining fatalities at the Troy Mine during the three months ended March 31, 2014, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA.

There are no pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessments Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violations Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24- 01467	4	0	0	0	0	$708	0	No	No	0	0	3

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

REVETT MINING COMPANY, INC.

Date: May 12, 2014	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: May 12, 2014	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer