Form 10-Q
period 2014-06-30
Revett Mining Company, Inc.
filed 2014-08-11
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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
[   ] yes      [X] No

At August 8, 2014, 39,148,989 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Mining Company, Inc. and Subsidiaries
Contents

Revett Mining Company, Inc.
Consolidated Balance Sheets
at June 30, 2014 and December 31, 2013
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$6,060	$7,951
Concentrate settlement and other receivables	4	1,164
Inventories	4,215	4,133
Prepaid expenses and deposits	486	414
Total current assets	10,765	13,662
Property, plant, and equipment (net)	68,794	65,108
Restricted cash	6,547	6,542
Available for sale securities	-	600
Other long term assets	735	736

Total assets	$86,841	$86,648

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$1,000	$954
Payroll liabilities	646	604
Income, property and mining taxes	144	588
Other accrued payable	57	19
Current portion of capital lease obligations and note payable	401	925
Total current liabilities	2,248	3,090

Long term portion of capital lease obligations and note payable	-	364
Reclamation and remediation liability	4,805	4,613
Deferred income taxes	-	25
Total liabilities	7,053	8,092

Commitments and contingencies (note 9)

Shareholders' equity
Preferred stock, $0.01 par value, 25,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value 100,000,000 authorized, 39,148,989 and 34,596,387 shares issued and outstanding at June 30, 2014 and December 31, 2013.	391	88,495

Additional paid in capital	91,850	-
Accumulated other comprehensive gain, net of tax	-	45
Retained earnings (deficit)	(12,453)	(9,984)
Total equity	79,788	78,556

Total liabilities and shareholders’ equity	$86,841	$86,648

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Operations and Comprehensive income (loss)
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

		Three month	Three month	Six month	Six month
		period ended	period ended	period ended	period ended
		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues		$-	$-	$6	$216
Expenses:
Cost of sales		-	-	-	-
Troy Mine suspension related costs		642	3,919	1,663	8,339
Depreciation and depletion		5	8	11	16
Exploration and development		196	322	432	639
General & administrative:
Stock based compensation		26	142	394	333
Other		665	784	1,509	1,801
Accretion of reclamation and remediation liability		96	119	191	238
		1,630	5,294	4,200	11,366
Income (loss) from operations		(1,630)	(5,294)	(4,194)	(11,150)

Other income (expenses):
Interest expense		(2)	(60)	11	(672)
Interest and other income		(3)	15	1,285	11
Gain (loss) on available for sale securities		-	(1,114)	429	(1,376)
Gain on warrant derivative		-	21	-	63
Total other income (expenses)		(5)	(1,138)	1,725	(1,974)

Income (loss) before income taxes		(1,635)	(6,432)	(2,469)	(13,124)

Income tax benefit (expense):

Current income tax benefit (expense)		-	-	-	-

Deferred income benefit (expense)		-	2,377	-	4,950

Net income (loss)		$(1,635)	$(4,055)	$(2,469)	$(8,174)

Other comprehensive income (loss)		-	437	45	538

Comprehensive income (loss)		(1,635)	$(3,618)	$(2,424)	$(7,636)

Net income (loss) for basic earnings per share		(1,635)	$(4,055)	$(2,469)	$(8,174)

Net income (loss) for diluted earnings per share		(1,635)	$(4,055)	$(2,469)	$(8,174)

Basic earnings (loss) per share		$(0.04)	$(0.12)	$(0.07)	$(0.24)

Diluted earnings (loss) per share	$	(0.04)	$(0.12)	$(0.07)	$(0.24)

Weighted average number of shares outstanding		39,138,758	34,596,387	36,946,491	34,587,785

Weighted average number of diluted shares outstanding		39,138,758	34,596,387	36,946,491	34,587,785

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Cash Flows
Six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Six month	Six month
	period ended	period ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net income (loss) for the period	$(2,469)	$(8,174)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11	16
Deferred financing fee amortization	-	556
Accretion of reclamation and remediation liability	191	238
Loss on impairment of available for sale securities	-	969
Stock based compensation	394	333
Loss (gain)on disposal of fixed assets	-	(22)
Accrued interest from reclamation trust fund	(5)	(6)
Gain on insurance recovery for damage equipment	(785)	-
Gain on warrant derivative	-	(63)
Deferred income tax	-	(4,950)
Loss (gain) on sale of securities	(429)	407
Changes in:
Concentrate settlement and other receivable	63	357
Inventories	(83)	33
Prepaid expenses and other assets	(72)	10
Accounts payable and accrued liabilities	(316)	(2,697)
Net cash provided (used) by operating activities	(3,500)	(12,993)

Cash flows from investing activities:
Purchase of plant and equipment	(3,696)	(222)
Proceeds from the sale of short term investments	-	2,610
Proceeds from insurance recovery	1,882	-
Proceeds from the sale of fixed assets	-	35
Proceeds from sale of available for sale securities	959	352
Purchase of short term investments	-	-
Net cash provided (used) in investing activities	(855)	2,775

Cash flows from financing activities:
Proceeds from the sale of shares and exercise of options, net	3,352	120
Repayment of capital leases and note payable	(888)	(496)
Net cash provided (used) by financing activities	2,464	(376)

Net increase (decrease) in cash and cash equivalents	(1,891)	(10,594)
Cash and cash equivalents, beginning of period	7,951	18,986
Cash and cash equivalents, end of period	$6,060	$8,392

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Shareholders’ Equity
Six months ended June 30, 2014 and year ended December 31, 2013
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Common Shares				Accumulated
				Additional	other	Retained
				Paid-in	Comprehensive	earnings
	Shares	Amount		Capital	Income (loss)	(deficit)	Total

Balance, December 31, 2012	34,492,389	$87,727	$		(538)	$1,591	$88,780
Issue of shares for exercise of options	49,000	25			-	-	25
Issue of shares for exercise of warrants	55,000	125			-	-	125
Unrealized gain on marketable securities, net of tax	-	-			583	-	583
Stock-based compensation on options granted	-	618			-	-	618
Net income for the period	-	-			-	(11,575)	(11,575)

Balance, December 31, 2013	34,596,389	$88,495	$		45	$(9,984)	$78,556
Reclassification due to change in par value of common shares		(88,149)		$88,149
Issue of shares for exercise of options	33,500			15	-	-	15
Issue of shares	4,499,100	45		3,292	-	-	3,337
Issue of shares for compensation	20,000	-		16	-	-	16
Unrealized gain on marketable securities, net of tax	-	-			(45)	-	(45)
Stock-based compensation on options granted	-			378	-	-	378
Net loss for the period		-		-	-	(2,469)	(2,469)
Balance, June 30, 2014	39,148,989	$391		91,850 $	-	$(12,453)	$79,788

See accompanying notes to unaudited interim consolidated financial statements

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation:

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Mining Company, Inc. (“Revett Mining Company” or the “Company”) as of June 30, 2014, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2014 and 2013. The operating and financial results for Revett Mining Company for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Revett Mining Company, Inc. (formerly known as Revett Minerals Inc.) was incorporated in Canada in August 2004 to acquire Revett Silver Company and undertake a public offering of its common shares, transactions that were completed in February 2005. Revett Silver Company, a Montana corporation, was organized in April 1999 to acquire the Troy mine (“Troy”) and the Rock Creek project (“Rock Creek”) from ASARCO Incorporated and Kennecott Montana Company, transactions that were completed in October 1999 and February 2000. Revett Mining Company changed its jurisdiction of incorporation (from Canada to Delaware) and its name (from Revett Minerals, Inc. to Revett Mining Company, Inc.) on February 18, 2014, following approval by shareholders at a special meeting held on January 24, 2014. The Company conducts business through four Montana corporations, all subsidiaries of its wholly-owned Revett Silver Company subsidiary: Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc. and Revett Holdings, Inc.

Troy is an underground silver and copper mine located in Lincoln County in northwestern Montana. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance because of low metals prices. We restarted mining operations in late 2004 and commenced commercial production in early 2005. We operated Troy continuously until December 2012, when operations were suspended due to unstable underground conditions in portions of the mine. After an unsuccessful attempt to find an alternative route to our reserve mining areas, a decision was made to construct a new decline from the service adit to the North C Beds, giving access to the A and C Beds, and then continue to the undeveloped I Bed mining areas.

The Rock Creek project is located in Sanders County in northwestern Montana, approximately sixteen air miles southeast of the Troy Mine. Our proposed development of Rock Creek will occur in two phases. The first phase entails a two year evaluation program to reconfirm geotechnical assumptions and better define the economic and technical viability of the project. The second phase will encompass underground mine and surface mill and ancillary facilities construction. We cannot begin the evaluation program until we receive final permits and approvals from the various Federal and State agencies that exercise jurisdiction over the project.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

2. Changes affecting consolidated financial statements and future accounting changes:

Accounting principles:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	June 30, 2014	December 31, 2013
Concentrate inventory	$524	$530
Material and supplies	3,691	3,603
	$4,215	$4,133

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

4. Property, Plant and Equipment

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	June 30, 2014	December 31, 2013
Troy:
Property acquisition and development costs	$18,322	$18,322
Plant and equipment	14,009	13,931
Construction in progress	4,413	808
Buildings and structures	5,613	5,613
	42,357	38,674
Rock Creek:
Property acquisition costs	34,976	34,976

Other, corporate	4,330	4,330
Other, mineral properties	118	118
	81,781	78,098
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(7,332)	(7,332)
Troy plant and equipment	(3,861)	(3,861)
Troy buildings and structures	(1,630)	(1,630)
	(12,823)	(12,823)
Other corporate assets	(164)	(167)
	(12,987)	(12,990)
	$68,794	$65,108

The net book value of assets under capital leases at June 30, 2014 and December 31, 2013 was $1.6 million and $2.1 million, respectively.

Included in other corporate assets is Revett Holdings Inc., a wholly owned subsidiary of Revett Silver Company, which owns mitigation lands with a carrying value of $3.6 million. This land and other land not essential to our mining operations are designated as grizzly bear habitat mitigation land. The property costs for Rock Creek will be amortized when the property is placed into production, or written off if it is determined that Rock Creek cannot be developed.

5. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at December 31, 2013:

Cost	$1,499
Other than temporary impairment charge	(969)
Unrealized gain	70
Fair value	$600

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

During the quarter ended March 31, 2014, the Company sold all of its available for sale equity securities for approximately $1.0 million, and recognized a gain of $0.4 million.

6. Long-term debt

(a) Capital leases and note payable:

At June 30, 2014 and December 31, 2013, the balance of the Company’s note payable and capital lease obligations were as follows:

	June 30,	Dec. 31,
	2014	2013
Capital leases and note payable	$401	$1,289
Less current portion	(401)	(925)
Long-term portion	$-	$364

The Company has a number of capital leases for mining equipment for use at Troy. Minimum capital lease repayments for the next twelve months are $403, of which $2 is interest at rates ranging from 1.6% to 4.1% .

(b) Revolving credit facility:

On December 10, 2011, the Company entered into a revolving credit agreement with Societe Generale. No funds were drawn under the facility. On February 28, 2013, primarily based upon the suspension of mining operations at the Troy Mine, the Company and Societe Generale agreed to suspend the facility. During the three months ended March 31, 2013, the Company expensed the remaining unamortized deferred loan fee balance of $0.6 million, which is included in interest expense. No expenses were incurred against this credit facility during the six months ended June 30, 2014. There is no assurance that this credit facility will be renewed.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

7. Share Capital

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

During the six months ended June 30, 2014, the Company issued 33,500 common shares on exercise of stock options for cash proceeds of $15 thousand, issued 4,499,100 common shares on sale of common shares through a private placement for cash proceeds of $3.3 million and issued 20,000 common shares for compensation with a fair value of $16 thousand.

During the six months ended June 30, 2013, the Company issued 49,000 common shares on exercise of stock options and 55,000 common shares on exercise of warrants for cash proceeds of $0.12 million.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

(b) Preferred Stock

The Company is authorized to issue 25,000,000 shares with a $0.01 par value of preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At June 30, 2014, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 6,500,000 shares of common stock. There were 1,045,000 stock options granted to employees during the six months ended June 30, 2014 with an exercise price of $0.77 to $0.79, expiring in 2019. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.58% - 0.67%, volatility of 69.22% -71.87% and an expected life of the options of 30 months to estimate the fair values of the options. The weighted average fair value per share was $0.344 for a total value of $0.4 million. These stock options vest 100% on the date of issue. In addition, there were 60,000 stock options granted to consultants during the three months ended March 31, 2014 with an exercise price of $0.79, expiring on March 29, 2017. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.285%, volatility of 87.45% and an expected life of the options of 18 months to estimate the fair values of the options. The weighted average fair value per share was $0.32 for a total value of $2 thousand. These stock options vest 100% on the date of issue. There were 1,094,500 stock options granted during the six months ended June 30, 2013 with an exercise price of $2.16, expiring on March 21, 2018. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.33%, volatility of 52.16% and an expected life of the options of 30 months to estimate the fair values of the options. The weighted average fair value per share was $0.69 for a total value of $0.8 million. These stock options vest 25% at the end of each quarter in 2013. As at June 30, 2014 and 2013, there was $0 and $0.3 million, respectively, of unrecognized compensation costs relating to unvested stock options.

During the six months ended June 30, 2014, 281,500 options were cancelled or expired and 33,500 options were exercised. As of June 30, 2014 and 2013, the intrinsic value of options outstanding and exercisable was $0.3 million and $0.03 million, respectively.

Total stock-based compensation recognized during the three and six months ended June 30, 2014 was $0.02 million and $0.4 million, respectively (2013 - $0.1 million and $0.3 million, respectively). During the three and six months ended June 30, 2014, a total of $0.2 million and $0.02 million, respectively (2013 - $0.1 million and $0.3 million, respectively) stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in general and administrative expense.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

As of June 30, 2014, the following stock options were outstanding:

Options	Options	Exercise	Expiration
Granted	Exercisable	Price	Date

2,000	2,000	2.15	August 2, 2014
4,000	4,000	4.98	August 2, 2014
5,000	5,000	4.18	August 2, 2014
5,000	5,000	2.16	August 2, 2014
110,000	110,000	0.45	September 10, 2014
10,000	10,000	1.05	October 31, 2014
16,500	16,500	4.98	October 31, 2014
17,000	17,000	4.18	October 31, 2014
6,000	6,000	2.15	October 31, 2014
17,500	17,500	2.16	October 31, 2014
5,000	5,000	1.05	November 2, 2014
30,000	30,000	1.65	December 30, 2014
183,000	183,000	2.15	March 15, 2015
10,000	10,000	1.17	September 6, 2015
20,000	20,000	2.50	November 1, 2015
479,500	479,500	4.98	March 21, 2016
2,500	2,500	5.93	April 8, 2016
20,000	20,000	1.17	September 6, 2016
60,000	60,000	0.79	March 29, 2017
609,500	609,500	4.18	April 1, 2017
20,000	20,000	3.77	May 3, 2017
624,000	624,000	2.16	March 21, 2018
1,007,500	1,007,500	0.79	March 29, 2019
30,000	30,000	0.77	May 29, 2019
3,294,000	3,294,000	$2.46

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at June 30, 2014 for the purchase of common shares of Revett Mining Company, Inc.:

Number	Exercise price	Expiration

1,153,844	USD $ 1.00	March 26, 2016
1,095,705	USD $ 1.00	March 31, 2016
2,249,549

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

During the six months ended June 30, 2014, 2,249,549 new warrants were issued and there were no warrants exercised. During the six months ended June 30, 2013, 55,000 warrants were exercised and no warrants were issued.

8. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Reclamation and remediation liability beginning of period	$4,613	$5,598
Accretion expense, year to date	192	238
Ending balance	$4,805	$5,836

b) Rock Creek Development

The Rock Creek project is located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana and sixteen air miles southeast of Troy Mine. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, five tunnel site claims, 85 mill site claims and 754 acres of fee land. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only; the patented claims lying outside the wilderness area convey both mineral and surface rights and title. The patented claims were legally surveyed in 1983, patented in 1989, and occupy an area of approximately 1,809 acres. We conduct our development activities at Rock Creek through RC Resources Inc., another of our second-tier operating subsidiaries. RC Resources Inc. is also the record holder of the various claims and fee lands comprising the project.

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
Three and six months ended June 30, 2014 and 2013
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

We are also working to satisfy other federal and state permitting requirements that are required for phase 1 development. These include reclamation bonding, designing and constructing a water treatment facility, and improving the road leading to the proposed evaluation adit site.

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

Although the Company believes that it will ultimately receive all environmental and operating permits, it is possible that successful challenges to the project could delay or prevent the Company from developing Rock Creek which could result in the impairment and write-down of the carrying value related to the Rock Creek property.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

9. Derivative instruments

Concentrate Sales Contracts

The Company enters into concentrate sales contracts with buyers. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded in Concentrate settlement and other receivables on the consolidated balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

Fixed Forward Contracts

At June 30, 2014, the Company did not have any fixed forward contracts to sell silver or copper.

10. Fair Value of Financial Instruments

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
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at June 30, 2014
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$6,060	$6,060	$-	$-

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$7,951	$7,951	$-	$-
Available for sale securities	600	600	-	-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s available for sale securities are valued using quoted market prices, and accordingly, are included in Level 1.

The Company’s concentrate receivable embedded derivative, which includes provisionally priced sales, are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, and correlations of such inputs. Such instruments are typically classified within Level 2 of the fair value hierarchy. There were no such amounts existing at June 30, 2014 or December 31, 2013.

11. Income Taxes

For the three and six month periods ended June 30, 2014, the Company did not report an income tax provision or benefit compared to an income tax benefit of approximately $2.4 million and $4.9 million for the three and six month periods ended June 30, 2013, respectively. The following table summarizes the components of the Company’s income tax provision (benefit) for the three and six months ended June 30, 2014 and 2013:

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

	Three months	Three month	Six months	Six months
	ended	ended	ended	ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Federal:
Current	$-	$-	$-	$-
Deferred	-	(2,128)	-	(4,432)
Total	-	(2,128)	-	(4,432)
State:
Current	-	-	-	-
Deferred	-	(249)	-	(518)
Total	$-	$(2,377)	$-	$(4,950)

As of June 30, 2014 management of the Company used the guidelines contained in ASC 740 and evaluated the positive and negative evidence available to determine whether a valuation allowance against the deferred tax assets should be established. Management has determined that the Company’s negative evidence of a cumulative loss position after significant permanent differences and the lack of future taxable income based on current conditions regarding the Troy Mine outweighed the positive evidence. Management believes that it is more likely than not the deferred tax assets will not be recovered. Therefore a valuation allowance equal to 100% of the deferred tax assets has been recorded.

The income tax provision (benefit) for the three and six months ended June 30, 2014 and 2013 varies from the statutory rate primarily because of the change in valuation allowance for net deferred tax assets and depletion. The Company has estimated an effective tax rate of zero for 2014.

The Company has U.S. net operating loss carry forward of $44.0 million that expires at various dates between 2019 and 2034. Montana state net operating losses of $34.0 million expire at various dates between 2014 and 2021. The Company has a net capital loss carry forward of approximately $1.5 million that expires in 2017 and 2018.

As a result of the reorganization of the Canadian company to a U.S. company, the Canadian net operating loss of approximately $10.7 million was forfeited upon the reorganization. Therefore, the Company’s deferred tax asset and valuation allowance has been reduced by approximately $2.8 million.

12. Earnings Per Common Share

For the three and six months ended June 30, 2014 and 2013, options and warrants to purchase 5,543,549 and 4,470,938 shares, respectively, of the Company’s common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and six months ended June 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

13. Comprehensive income

The components of other comprehensive income are as follows:

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June	June	June	June
	30,	30,	30,	30,
	2014	2013	2014	2013

Unrealized loss on available for sale securities before tax	$-	$(442)	$-	$(550)

Deferred tax effect	-	156	-	194

Unrealized loss on available for sale securities, net of tax	-	(286)	-	(356)

Reclassification of loss on securities included in net income (loss)	-	1,114	70	1,376
Related deferred tax effect	-	(391)	(25)	(482)

	$-	$437	$45	$538

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Mining Company, Inc. (“Revett Mining” or the “Company”) for the six month period ended June 30, 2014 should be read in conjunction with the unaudited interim financial statements and notes as at and for the six months ended June 30, 2014 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2013 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR, or on file in Canada on SEDAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Six Months Ended June 30, 2014

The Company owns a 100% interest in Revett Silver Company (“Revett Silver”), which in turn owns 100% of Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc. and Revett Holdings, Inc. Troy Mine is an operating underground silver and copper mine and Rock Creek is a development stage silver and copper property. Both properties are located in northwest Montana.

We suspended operations at Troy Mine in December 2012 due to unstable underground conditions in portions of the mine. In November 2013, after unsuccessful attempts to find alternative routes to our reserve mining areas and with approval from the Mine Safety and Health Administration (“MSHA”), we commenced construction of a new decline from the main service adit to access the North C Beds and the undeveloped I Beds. The initial decline totaling approximately 7,500 feet (including dual drifts, cross-overs, muck bays, etc.) to the North C Beds is forecasted to take approximately ten months which would enable us to return to limited commercial production in the fourth quarter 2014. Continued development to the deeper I Beds will require us to construct an additional 5,900 feet of decline including an accompanying borehole for secondary egress and ventilation. We anticipate this continued development will take an additional six to nine months to complete; following which, we expect to resume full production. The cost of constructing the decline to the North C Beds in order to resume production is estimated to be approximately $5.9 million; the total cost of the decline, including the extension to the undeveloped I Bed area, is currently estimated to be approximately $12 million. Although we took significant steps to improve our liquidity during the first half of 2014, we currently do not have enough cash on hand to complete the I-Bed development and are reviewing alternative sources of finance to meet our capital spending requirements.

Overall Performance

As at June 30, 2014 the Company has working capital of $8.5 million. Due to the suspension of mining operations since December of 2012, during 2013 and the first half of 2014 we were unable to generate production revenues, which resulted in a net loss. For the three and six month periods ended June 30, 2014, the Company reported a net loss after taxes of $1.6 million and $2.5 million or $0.04 and $0.07 a share, respectively, compared to a net loss after taxes of $4.0 and $8.2 million or $0.12 and $0.24 per share, respectively, for the three and six months periods ended June 30, 2013.

Results of Operations for the Three and Six Months Ended June 30, 2014 compared to the same periods in 2013.

Financial Results:

a)

Revenue: Revenue for the first half of 2013 reflects the settlement of a few outstanding invoices. There was no invoicing for concentrate sales during the first half of 2014 and 2013 due to the suspension of mining activities described above.

b)

Troy Mine suspension related costs: 2013 spending reflects the costs related to attempts to repair access to the mine along with general costs of maintaining the Troy mine. 2014 spending reflects both the cost of I Bed development along with the general cost of maintaining the Troy mine. All of the spending related to the I Bed development was capitalized ($3.6 million for the six months ended June 30, 2014). The 2013 spending reflects the efforts to design a plan to resume mining operations and to maintain our staffing levels as we did not layoff any employees until May of 2013. In May, and again, in October of 2013, we reduced our staffing levels from over 200 employees to just over 60 employees at the Troy Mine.

c)

Depreciation and depletion: For the three and six month periods of 2014 and 2013, the depreciation expense is significantly lower. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of the suspension of mining operations resulted in no depreciation expense for the Troy Mine.

d)

Exploration and development: This expense includes $0.4 million in 2014 spending for Rock Creek permitting. The spending in 2014 is lower than 2013 ($0.6 million) due to efforts to conserve cash. We did not have any exploration spending during the first half of 2014.

e)

General and administration costs: The decrease in the corporate administration costs during the first half of 2014 and 2013 is a result of efforts to conserve cash due to suspension of mining activities at the Troy Mine.

f)

Other income: During the first half of 2014 we sold our available for sale securities for a gain of $0.4 million and recorded a gain of $1.3 million on the recovery of insurance proceeds related to the damaged mine equipment.

g)	Net loss: The net loss for the first half 2014 and 2013 reflects the suspension of mining activities at the Troy Mine.

Summarized Financial Results by Quarter

	2012	2013	2013	2013	2013	2014	2014
	4Q	1Q	2Q	3Q	4Q	1Q	2Q
Cu Production (million lbs)	1.0	-	-	-	-	-	-
Ag Production (000’s ozs)	161	-	-	-	-	-	-
Total Sales (millions)	$7.2	$0.2	$0.0	$(0.1)	$0.0	$0.0	$0.0
Cash Flow from Operations before changes in working capital (1) (millions)	$(0.02)	$(4.7)	$(3.9)	$(2.1)	$(1.4)	$(3.0)	$(4.2)
Net Income (loss) (millions)	$(1.8)	$(4.1)	$(4.1)	$(0.6)	$(2.8)	$(0.8)	$(1.6)
EPS- Basic	$(0.05)	$(0.12)	$(0.12)	$(0.02)	$(0.05)	$(0.02)	$(0.04)
EPS- Fully diluted	$(0.05)	$(0.12)	$(0.12)	$(0.02)	$(0.05)	$(0.02)	$(0.04)
Cash and Cash Equivalents & Short term Investments (millions)	$28.3	$21.0	$15.0	$12.1	$8.0	$9.0	$6.1
Total Assets ending (millions)	$108.0	$100.2	$92.7	$91.2	$86.6	$89.8	$86.8
Total liabilities (millions)	$19.2	$15.1	$11.1	$10.0	$8.1	$8.4	$7.0
Total Equity (millions)	$88.8	$85.1	$81.7	$81.2	$78.5	$81.4	$79.8

(1) This is a non-GAAP measurement. These amounts reflect the net cash flow from the Troy Mine before capital spending, equipment payments and changes in working capital.

Financing Activities

During the first half of 2014, the Company did not enter into any new capital leases. The Company has the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Capital lease obligations	$401	$401	-	-	-
Long term reclamation costs	12,743	-	-	-	$12,743
Total contractual obligations	$13,144	$401	-	-	$12,743

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2014 and many may be renewed annually. The obligations in 2014 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At June 30, 2014, working capital was $8.5 million, including cash and cash equivalents of $6.1 million. At June 30, 2014, concentrate receivable and other receivables was $0.004 million compared to $1.2 million at December 31, 2013. In early April, 2014, we received the final settlement for an insurance claim for a net cash proceeds of $1.9 million.

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

Related Party Transactions

Trafigura AG is the sole purchaser of the silver and copper concentrate we produce at Troy. It is also the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. During the six months ended June 30, 2014 and 2013, there were no sales transactions with Trafigura AG. However, during the six months ended June 30, 2014, Trafigura AG paid us $0.3 million for the purchase of 320,512 shares of common stock (see note 7).

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

Production Operations at Troy are currently suspended. We suspended production operations at Troy in December 2012 due to unstable underground conditions in portions of the mine. In November 2013, after unsuccessful attempts to find alternative routes to our reserve mining areas and with approval from the Mine Safety and Health Administration (“MSHA”), we commenced construction of a new decline from the main service adit to access the North C Beds and the undeveloped I Beds. The initial decline totaling approximately 7,500 feet (including dual drifts, cross-overs, muck bays, etc.) to the North C Beds will take approximately ten months which should enable us to return to limited commercial production in the fourth quarter 2014. Continued development to the deeper I Beds will require us to construct an additional 5,900 feet of decline including an accompanying borehole for secondary egress and ventilation. We anticipate this continued development will take an additional six to nine months to complete, following which we expect to resume full production. The cost of constructing the decline to the North C Beds in order to resume production is estimated to be approximately $5.9 million; the total cost of the decline, including the extension to the undeveloped I Bed area, is currently estimated to be approximately $12 million. Although we took significant steps to improve our liquidity during the first quarter of 2014, we currently do not have enough cash on hand to complete the I-Bed development and are reviewing alternative sources of finance to meet our capital spending requirements. There is no assurance our financing efforts will be successful under current market conditions. Our business has been materially and adversely affected by the suspension of commercial mining operations at Troy. This will continue until we resume production.

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

Future accounting changes

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

As at June 30, 2014, the Company had no contracts outstanding to sell silver or copper

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

A substantial portion of our cash and short term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. With the uncertainty in the financial markets the value of these fixed income securities could change. Approximately $0.8 million of our short term investments are in a major Canadian chartered bank and are denominated in US dollars.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of June 30, 2014. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at June 30, 2014 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

During the three months ended June 30, 2014 MSHA issued two citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties of $2,496 for violations.

There were no mining fatalities at the Troy Mine during the three months ended June 30, 2014, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA.

There is one pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessme nts Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violation s Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24- 01467	2	0	0	0	0	$2,496	0	No	No	1	1	0

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

REVETT MINING COMPANY, INC.

Date: August 8, 2014	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: August 8, 2014	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer