Form 10-Q
period 2014-09-30
Revett Mining Company, Inc.
filed 2014-11-10
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

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
[   ] yes      [X] No

At November 10, 2014, 39,273,989 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Revett Mining Company, Inc. and Subsidiaries
Contents

Revett Mining Company, Inc.
Consolidated Balance Sheets
at September 30, 2014 and December 31, 2013
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$7,240	$7,951
Concentrate settlement and other receivables	5	1,164
Inventories	4,069	4,133
Prepaid expenses and deposits	267	414
Total current assets	11,581	13,662
Property, plant, and equipment (net)	70,478	65,108
Restricted cash	6,549	6,542
Available for sale securities	-	600
Other long term assets	736	736

Total assets	$89,344	$86,648

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$844	$954
Payroll liabilities	693	604
Income, property and mining taxes	216	588
Other accrued payable	28	19
Current portion of capital lease obligations and note payable	1,917	925
Total current liabilities	3,698	3,090

Long term portion of capital lease obligations and note payable	2,929	364
Reclamation and remediation liability	4,900	4,613
Deferred income taxes	-	25
Total liabilities	11,527	8,092

Commitments and contingencies (note 9)

Shareholders' equity
Preferred stock, $0.01 par value, 25,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value 100,000,000 authorized, 39,273,989 and 34,596,387 shares issued and outstanding at September 30, 2014 and December 31, 2013.	393	88,495

Additional paid in capital	91,928	-

Accumulated other comprehensive gain, net of tax	-	45
Retained earnings (deficit)	(14,504)	(9,984)
Total equity	77,817	78,556

Total liabilities and shareholders’ equity	$89,344	$86,648

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Operations and Comprehensive income (loss)
Three and nine months ended September 30, 2014 and 2013
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

		Three month	Three month	Nine month	Nine month
		period ended	period ended	period ended	period ended
		September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues		$-	$(146)	$6	$70
Expenses:
Cost of sales		-	-	-	-
Troy Mine suspension related costs		992	2,108	2,655	10,447
Depreciation and depletion		5	8	16	24
Exploration and development		350	444	782	1,083
General & administrative:
Stock based compensation		16	149	410	482
Other		569	658	2,078	2,459
Accretion of reclamation and remediation liability		95	119	286	357
		2,027	3,486	6,227	14,852
Income (loss) from operations
		(2,027)	(3,632)	(6,221)	(14,782)
Other income (expenses):
Interest expense		(27)	-	(41)	(669)
Interest and other income		3	6	1,313	14
Gain (loss) on available for sale securities		-	-	429	(1,376)
Gain on warrant derivative		-	-	-	63
Total other income (expenses)		(24)	6	1,701	(1,968)

Income (loss) before income taxes		(2,051)	(3,626)	(4,520)	(16,750)

Income tax benefit (expense):

Current income tax benefit (expense)		-	(20)	-	(20)

Deferred income benefit (expense)		-	3,046	-	7,996

Net income (loss)		$(2,051)	$(600)	$(4,520)	$(8,774)

Other comprehensive income (loss)		-	20	45	558

Comprehensive income (loss)		(2,051)	$(580)	$(4,475)	$(8,216)

Net income (loss) for basic earnings per share		(2,051)	$(600)	$(4,475)	$(8,774)

Net income (loss) for diluted earnings per share		(2,051)	$(600)	$(4,475)	$(8,774)

Basic earnings (loss) per share		$(0.05)	$(0.02)	$(0.12)	$(0.25)

Diluted earnings (loss) per share	$	(0.05)	$(0.02)	$(0.12)	$(0.25)

Weighted average number of shares outstanding		39,180,040	34,596,387	37,698,762	34,590,684

Weighted average number of diluted shares outstanding		39,180,040	34,596,387	37,698,762	34,590,684

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Cash Flows
Nine months ended September 30, 2014 and 2013
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Nine month	Nine month
	period ended	period ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net income (loss) for the period	$(4,520)	$(8,774)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16	24
Deferred financing fee amortization	1	556
Accretion of reclamation and remediation liability	286	357
Loss on impairment of available for sale securities	-	969
Stock based compensation	410	482
Loss (gain)on disposal of fixed assets	-	(22)
Accrued interest from reclamation trust fund	(7)	(7)
Gain on insurance recovery for damage equipment	(785)	-
Gain on warrant derivative	-	(63)
Deferred income tax	-	(7,996)
Loss (gain) on sale of securities	(429)	407
Changes in:
Concentrate settlement and other receivable	63	218
Inventories	63	367
Prepaid expenses and other assets	172	546
Accounts payable and accrued liabilities	(382)	(2,773)
Net cash provided (used) by operating activities	(5,112)	(15,709)

Cash flows from investing activities:
Purchase of plant and equipment	(5,388)	(247)
Proceeds from the sale of short term investments	-	4,596
Proceeds from insurance recovery	1,882	-
Proceeds from the sale of fixed assets	-	35
Proceeds from sale of available for sale securities	959	352
Net cash provided (used) in investing activities	(2,547)	4,736

Cash flows from financing activities:
Proceeds from the sale of shares and exercise of options, net	3,416	120
Proceeds from new debt	5,000	-
Loan fees	(25)	-
Repayment of capital leases and note payable	(1,443)	(748)
Net cash provided (used) by financing activities	6,948	(628)

Net increase (decrease) in cash and cash equivalents	(711)	(11,601)
Cash and cash equivalents, beginning of period	7,951	18,986
Cash and cash equivalents, end of period	$7,240	$7,385

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Shareholders’ Equity
Nine months ended September 30, 2014 and year ended December 31, 2013
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Common Shares
			Additional		Accumulated other	Retained
			Paid-in		Comprehensive	earnings
	Shares	Amount	Capital		Income (loss)	(deficit)	Total
				$
Balance, December 31, 2012	34,492,389	$87,727			(538)	$1,591	$88,780
Issue of shares for exercise of options	49,000	25			-	-	25
Issue of shares for exercise of warrants	55,000	125			-	-	125
Unrealized gain on marketable securities, net of tax	-	-			583	-	583
Stock-based compensation on options granted	-	618			-	-	618
Net income for the period	-	-			-	(11,575)	(11,575)

Balance, December 31, 2013	34,596,389	$88,495			$45	$(9,984)	$78,556
Reclassification due to change in par value of common shares		(88,149)	$88,149
Issue of shares for exercise of options	158,500	2	77		-	-	79
Issue of shares	4,499,100	45	3,292		-	-	3,337
Issue of shares for compensation	20,000	-	16		-	-	16
Unrealized gain on marketable securities, net of tax	-	-			(45)	-	(45)
Stock-based compensation on options granted	-		394		-	-	394
Net loss for the period		-	-		-	(4,520)	(4,520)
Balance, September 30, 2014	39,273,989	$393	$91,928		$-	$(14,504)	$77,817

See accompanying notes to unaudited interim consolidated financial statements

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

1. Basis of Presentation:

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Mining Company, Inc. (“Revett Mining Company” or the “Company”) as of September 30, 2014, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2014 and 2013. The operating and financial results for Revett Mining Company for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Troy is an underground silver and copper mine located in Lincoln County in northwestern Montana. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance because of low metals prices. We restarted mining operations in late 2004 and commenced commercial production in early 2005. We operated Troy continuously until December 2012, when operations were suspended due to unstable underground conditions in portions of the mine. After an unsuccessful attempt to find an alternative route to our reserve mining areas, a decision was made to construct a new decline from the service adit to the North C Beds, giving access to the A and C Beds, and then continue to the undeveloped I Bed mining areas. In late September of 2014, we reached the North C Bed orebody and have started to stockpile ore for milling in the fourth quarter of 2014.

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
Three and nine months ended September 30, 2014 and 2013
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

3. Inventory

The major components of the Company’s inventory accounts are as follows:

	September 30, 2014	December 31, 2013
Concentrate inventory	$473	$530
Material and supplies	3,596	3,603
	$4,069	$4,133

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

4. Property, Plant and Equipment

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	September 30,	December 31,
	2014	2013
Troy:
Property acquisition and development costs	$18,322	$18,322
Plant and equipment	14,009	13,931
Construction in progress	6,103	808
Buildings and structures	5,613	5,613
	44,047	38,674
Rock Creek:
Property acquisition costs	34,976	34,976

Other, corporate	4,330	4,330
Other, mineral properties	118	118
	83,471	78,098
Accumulated depreciation and depletion:
Troy Property acquisition and development	(7,332)	(7,332)
costs
Troy plant and equipment	(3,861)	(3,861)
Troy buildings and structures	(1,630)	(1,630)
	(12,823)	(12,823)
Other corporate assets	(170)	(167)
	(12,993)	(12,990)
	$70,478	$65,108

The net book value of assets under capital leases at September 30, 2014 and December 31, 2013 was $0.0 million and $2.1 million, respectively.

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
Three and nine months ended September 30, 2014 and 2013
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

6. Long-term debt

(a) Capital leases and note payable:

At September 30, 2014 and December 31, 2013, the balance of the Company’s note payable and capital lease obligations were as follows:

	September 30,	Dec. 31,
	2014	2013
Capital leases and note payable	$4,846	$1,289
Less current portion	(1,917)	(925)
Long-term portion	$2,929	$364

The Company entered into a new note payable in August 2014. The amount borrowed was $5 million with a 30 month term and a 6.25% interest rate. Monthly principal and interest payments are $0.2 million ($2.2 million annually). The note is collateralized by certain equipment at the Troy Mine. The Company used a portion of the proceeds to pay off the two remaining capital leases which principal balances were approximately $0.4 million.

(b) Revolving credit facility:

On December 10, 2011, the Company entered into a revolving credit agreement with Societe Generale. No funds were drawn under the facility. In August 2014, the Company and Societe Generale mutually agreed to terminate this credit agreement. During the three months ended March 31, 2013, the Company expensed the remaining unamortized deferred loan fee balance of $0.6 million, which is included in interest expense. No expenses were incurred against this credit facility during the nine months ended September 30, 2014. There is no assurance that this credit facility will be renewed.

7. Share Capital

(a) Common Stock

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
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

During the nine months ended September 30, 2014, the Company issued 158,500 common shares on exercise of stock options for cash proceeds of $79 thousand, issued 4,499,100 common shares on sale of common shares through a private placement for cash proceeds of $3.3 million and issued 20,000 common shares for compensation with a fair value of $16 thousand.

During the nine months ended September 30, 2013, the Company issued 49,000 common shares on exercise of stock options and 55,000 common shares on exercise of warrants for cash proceeds of $0.12 million.

(b) Preferred Stock

The Company is authorized to issue 25,000,000 shares with a $0.01 par value of preferred stock. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At September 30, 2014, no preferred stock was issued or outstanding.

(c) Stock options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue, 6,500,000 shares of common stock. There were 1,060,000 stock options granted to employees during the nine months ended September 30, 2014 with an exercise price of $0.77 to $1.20, expiring in 2019. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.58% - 0.68%, volatility of 69.22% -71.87% and an expected life of the options of 30 months to estimate the fair values of the options. The weighted average fair value per share was $0.344 for a total value of $0.4 million. These stock options vest 100% on the date of issue. In addition, there were 75,000 stock options granted to consultants during the nine months ended September 30, 2014 with an exercise price of $0.79 to $1.26, expiring in 2017. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.285% to 0.52%, volatility of 78.26% to 87.45% and an expected life of the options of 18 to 24 months to estimate the fair values of the options. The weighted average fair value per share was $0.32 to $0.53 for a total value of $27 thousand. These stock options vest 100% on the date of issue. There were 1,094,500 stock options granted during the nine months ended September 30, 2013 with an exercise price of $2.16, expiring on March 21, 2018 and issued 30,000 stock options with an exercise price of $1.17 which expire on September 6, 2015 and 2016. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.33% - 0.52%, volatility of 52.16% - 60.31% and an expected life of the options of 30 – 36 months to estimate the fair values of the options. The weighted average fair value per share was $0.69 for a total value of $0.8 million for the 1,094,500 stock options and $13,400 for the 30,000 stock options. The majority of the stock options vest 25% at the end of each quarter in 2013.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

During the nine months ended September 30, 2014, 297,500 options were cancelled or expired and 158,500 options were exercised. As of September 30, 2014 and 2013, the intrinsic value of options outstanding and exercisable was $0.3 million and $0.1 million, respectively.

Total stock-based compensation recognized during the three and nine months ended September 30, 2014 was $0.02 million and $0.4 million, respectively (2013 - $0.1 million and $0.5 million, respectively). During the three and nine months ended September 30, 2014, a total of $0.02 million and $0.2 million, respectively (2013 - $0.1 million and $0.3 million, respectively) stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in general and administrative expense.

As of September 30, 2014, the following stock options were outstanding:

Options	Options	Exercise	Expiration
Granted	Exercisable	Price	Date

10,000	10,000	1.05	October 31, 2014
16,500	16,500	4.98	October 31, 2014
17,000	17,000	4.18	October 31, 2014
6,000	6,000	2.15	October 31, 2014
17,500	17,500	2.16	October 31, 2014
5,000	5,000	1.05	November 2, 2014
30,000	30,000	1.65	December 30, 2014
183,000	183,000	2.15	March 15, 2015
10,000	10,000	1.17	September 6, 2015
7,500	7,500	2.16	September 22, 2015
6,500	6,500	4.98	September 22, 2015
7,000	7,000	4.18	September 22, 2015
25,000	25,000	0.79	September 22, 2015
20,000	20,000	2.50	November 1, 2015
472,500	472,500	4.98	March 21, 2016
2,500	2,500	5.93	April 8, 2016
15,000	15,000	1.26	August 26, 2016
20,000	20,000	1.17	September 6, 2016
60,000	60,000	0.79	March 29, 2017
603,000	603,000	4.18	April 1, 2017
20,000	20,000	3.77	May 3, 2017
616,500	616,500	2.16	March 21, 2018
967,500	967,500	0.79	March 29, 2019
30,000	30,000	0.77	May 29, 2019
15,000	15,000	1.20	August 19, 2019
3,183,000	3,183,000	$2.52

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

(d) Stock Purchase Warrants

The following stock purchase warrants were outstanding at September 30, 2014 for the purchase of common shares of Revett Mining Company, Inc.:

Number	Exercise price	Expiration

1,153,844	USD $ 1.00	March 26, 2016
1,095,705	USD $ 1.00	March 31, 2016
2,249,549

During the nine months ended September 30, 2014, 2,249,549 new warrants were issued and there were no warrants exercised. During the nine months ended September 30, 2013, 55,000 warrants were exercised and no warrants were issued.

8. Commitments and Contingencies

a) Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Reclamation and remediation liability beginning of period	$4,613	$5,598
Accretion expense, year to date	287	357
Ending balance	$4,900	$5,955

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
Three and nine months ended September 30, 2014 and 2013
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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
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

9. Derivative instruments

Concentrate Sales Contracts

The Company enters into concentrate sales contracts with buyers which provides for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded in Concentrate settlement and other receivables on the consolidated balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

Fixed Forward Contracts

At September 30, 2014, the Company did not have any fixed forward contracts to sell silver or copper.

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
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

	Fair value at September 30, 2014
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$7,240	$7,240	$-	$-

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$7,951	$7,951	$-	$-
Available for sale securities	600	600	-	-

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

11. Income Taxes

For the three and nine month periods ended September 30, 2014, the Company did not report an income tax provision or benefit compared to an income tax benefit of approximately $3.0 million and $8.0 million for the three and nine month periods ended September 30, 2013, respectively. The following table summarizes the components of the Company’s income tax provision (benefit) for the three and nine months ended September 30, 2014 and 2013:

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

	Three months	Three month	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Federal:
Current	$-	$20	$-	$20
Deferred	-	(2,726)	-	(7,157)
Total	-	(2,706)	-	(7,137)
State:
Current	-	-	-	-
Deferred	-	(320)	-	(839)
Total	$-	$(3,026)	$-	$(7,976)

As of September 30, 2014 management of the Company used the guidelines contained in ASC 740 and evaluated the positive and negative evidence available to determine whether a valuation allowance against the deferred tax assets should be established. Management has determined that the Company’s negative evidence of a cumulative loss position after significant permanent differences and the lack of future taxable income based on current conditions regarding the Troy Mine outweighed the positive evidence. Management believes that it is more likely than not the deferred tax assets will not be recovered. Therefore a valuation allowance equal to 100% of the deferred tax assets has been recorded.

The income tax provision (benefit) for the three and nine months ended September 30, 2014 and 2013 varies from the statutory rate primarily because of the change in valuation allowance for net deferred tax assets and depletion. The Company has estimated an effective tax rate of zero for 2014.

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

12. Earnings Per Common Share

For the three and nine months ended September 30, 2014 and 2013, options and warrants to purchase 5,432,549 and 3,282,000 shares, respectively, of the Company’s common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Three and nine months ended September 30, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)
(unaudited)

13. Comprehensive income

The components of other comprehensive income are as follows:

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	Sept	Sept	Sept	Sept
	30,	30,	30,	30,
	2014	2013	2014	2013

Unrealized loss on available for sale securities before tax	$-	$30	$-	$(520)

Deferred tax effect	-	(10)	-	184

Unrealized loss on available for sale securities, net of tax	-	20	-	(336)

Reclassification of loss on securities included in net income (loss)	-	-	70	1,376
Related deferred tax effect	-	-	(25)	(482)

	$-	$20	$45	$558

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) of the financial results of Revett Mining Company, Inc. (“Revett Mining” or the “Company”) for the nine month period ended September 30, 2014 should be read in conjunction with the unaudited interim financial statements and notes as at and for the nine months ended September 30, 2014 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the 2013 audited consolidated financial statements, the related Management’s Discussion and Analysis, and the Form 10-K filed in the United States with the Securities and Exchange Commission (“SEC”) or on EDGAR, or on file in Canada on SEDAR. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the cautionary note contained in this MD&A.

Overview and Important Factors Influencing Results for the Nine Months Ended September 30, 2014

The Company owns a 100% interest in Revett Silver Company (“Revett Silver”), which in turn owns 100% of Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc. and Revett Holdings, Inc. Troy Mine is an operating underground silver and copper mine and Rock Creek is a development stage silver and copper property. Both properties are located in northwest Montana.

We suspended operations at Troy Mine in December 2012 due to unstable underground conditions in portions of the mine. In November 2013, after unsuccessful attempts to find alternative routes to our reserve mining areas and with approval from the Mine Safety and Health Administration (“MSHA”), we commenced construction of a new decline from the main service adit to access the North C Beds and the undeveloped I Beds. In late September, 2014 we completed the initial decline totaling approximately 7,500 feet (including dual drifts, cross-overs, muck bays, etc.) to the North C Beds and expect to resume milling operations and return to limited commercial production in the fourth quarter 2014. Continued development to the deeper I Beds will require us to construct an additional 5,900 feet of decline including an accompanying borehole for secondary egress and ventilation. We anticipate this continued development will take an additional six to nine months to complete;, following which, we expect to ramp-up to full production of around 4,000tpd. The cost of constructing the decline to the North C Beds in order to resume production is estimated to be approximately $5.9 million; the total cost of the decline, including the extension to the undeveloped I Bed area, is currently estimated to be approximately $12 million. Although we took significant steps to improve our liquidity during the first nine months of 2014, we currently do not have enough cash on hand to complete the I-Bed development and are reviewing alternative sources of finance to meet our capital spending requirements.

Overall Performance

As at September 30, 2014 the Company has working capital of $7.9 million. Due to the suspension of mining operations since December of 2012, during 2013 and the first nine months of 2014 we were unable to generate production revenues, which resulted in a net loss. For the three and nine month periods ended September 30, 2014, the Company reported a net loss after taxes of $2.1 million and $4.5 million or $0.05 and $0.12 a share, respectively, compared to a net loss after taxes of $0.6 and $8.8 million or $0.02 and $0.25 per share, respectively, for the three and nine months periods ended September 30, 2013.

Results of Operations for the Three and Nine Months Ended September 30, 2014 compared to the same periods in 2013.

Financial Results:

a)

Revenue: Revenue for the first nine months of 2013 reflects the settlement of a few outstanding invoices. There was no invoicing for concentrate sales during the first nine months of 2014 and 2013 due to the suspension of mining activities described above.

b)

Troy Mine suspension related costs: 2013 spending reflects the costs related to attempts to repair access to the mine along with general costs of maintaining the Troy mine. 2014 spending reflects both the cost of I Bed development along with the general cost of maintaining the Troy mine. All of the spending related to the I Bed development was capitalized ($5.3 million for the nine months ended September 30, 2014). The 2013 spending reflects the efforts to design a plan to resume mining operations and to maintain our staffing levels as we did not layoff any employees until May of 2013. In May, and again, in October of 2013, we reduced our staffing levels from over 180 employees to just over 60 employees at the Troy Mine.

c)

Depreciation and depletion: For the three and nine month periods of 2014 and 2013, the depreciation expense is significantly lower. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of the suspension of mining operations resulted in no depreciation expense for the Troy Mine.

d)

Exploration and development: This expense includes $0.8 million in 2014 spending for Rock Creek permitting. The spending in 2014 is lower than 2013 ($1.1 million) due to efforts to conserve cash. We did not have any exploration spending during the first nine months of 2014.

e)

General and administration costs: The decrease in the corporate administration costs during the first nine months of 2014 and 2013 is a result of efforts to conserve cash due to suspension of mining activities at the Troy Mine.

f)

Other income: During the first nine months of 2014 we sold our available for sale securities for a gain of $0.4 million and recorded a gain of $1.3 million on the recovery of insurance proceeds related to the damaged mine equipment.

g)	Net loss: The net loss for the first nine months 2014 and 2013 reflects the suspension of mining activities at the Troy Mine.

Summarized Financial Results by Quarter

	2012	2013	2013	2013	2013	2014	2014	2014
	4Q	1Q	2Q	3Q	4Q	1Q	2Q	3Q
Cu Production (million lbs)	1.0	-	-	-	-	-	-	-
Ag Production (000’s ozs)	161	-	-	-	-	-	-	-
Total Sales (millions)	$7.2	$0.2	$0.0	$(0.1)	$0.0	$0.0	$0.0	$0.0
Cash Flow from Operations before changes in working capital (millions) (1)	$(0.02)	$(4.7)	$(3.9)	$(2.1)	$(1.4)	$(3.0)	$(4.2)	$(4.6)
Net Income (loss) (millions)	$(1.8)	$(4.1)	$(4.1)	$(0.6)	$(2.8)	$(0.8)	$(1.6)	$(2.1)
EPS- Basic	$(0.05)	$(0.12)	$(0.12)	$(0.02)	$(0.05)	$(0.02)	$(0.04)	$(0.05)
EPS- Fully diluted	$(0.05)	$(0.12)	$(0.12)	$(0.02)	$(0.05)	$(0.02)	$(0.04)	$(0.12)
Cash and Cash Equivalents & Short term Investments (millions)	$28.3	$21.0	$15.0	$12.1	$8.0	$9.0	$6.1	$7.2
Total Assets ending (millions)	$108.0	$100.2	$92.7	$91.2	$86.6	$89.8	$86.8	$89.3
Total liabilities (millions)	$19.2	$15.1	$11.1	$10.0	$8.1	$8.4	$7.0	$11.5
Total Equity (millions)	$88.8	$85.1	$81.7	$81.2	$78.5	$81.4	$79.8	$77.8

(1) This is a non-GAAP measurement. These amounts reflect the net cash flow from the Troy Mine before capital spending, equipment payments and changes in working capital.

Financing Activities

In August 2014, the Company entered into a note payable for $5.0 million. This note is secured by certain pieces of the Company’s mining equipment. The two existing capital leases were paid off from the proceeds of this new note payable. The payoff amount was approximately $0.4 million. The Company has the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Note payable	$4,846	$1,917	2,929	-	-
Long term reclamation costs	12,743	-	-	-	$12,743
Total contractual obligations	$17,589	$1,917	2,929	-	$12,743

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2014 and many may be renewed annually. The obligations in 2014 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At September 30, 2014, working capital was $7.9 million, including cash and cash equivalents of $7.2 million. At September 30, 2014, concentrate receivable and other receivables was $0.005 million compared to $1.2 million at December 31, 2013. In early April, 2014, we received the final settlement for an insurance claim for a net cash proceeds of $1.9 million.

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

Related Party Transactions

Trafigura AG is the sole purchaser of the silver and copper concentrate we produce at Troy. It is also the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. During the nine months ended September 30, 2014 and 2013, there were no sales transactions with Trafigura AG. However, during the nine months ended September 30, 2014, Trafigura AG paid us $0.3 million for the purchase of 320,512 shares of common stock (see note 7).

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

Production Operations at Troy are currently suspended. We suspended production operations at Troy in December 2012 due to unstable underground conditions in portions of the mine. In November 2013, after unsuccessful attempts to find alternative routes to our reserve mining areas and with approval from the Mine Safety and Health Administration (“MSHA”), we commenced construction of a new decline from the main service adit to access the North C Beds and the undeveloped I Beds. In late September, 2014 we completed the initial decline totaling approximately 7,500 feet (including dual drifts, cross-overs, muck bays, etc.) to the North C Beds and expect to resume milling operations and return to limited commercial production in the fourth quarter 2014. Continued development to the deeper I Beds will require us to construct an additional 5,900 feet of decline including an accompanying borehole for secondary egress and ventilation. We anticipate this continued development will take an additional six to nine months to complete;, following which, we expect to resume full production of around 4,000tpd. The cost of constructing the decline to the North C Beds in order to resume production is estimated to be approximately $5.9 million; the total cost of the decline, including the extension to the undeveloped I Bed area, is currently estimated to be approximately $12 million. Although we took significant steps to improve our liquidity during the first quarter of 2014, we currently do not have enough cash on hand to complete the I-Bed development and are reviewing alternative sources of finance to meet our capital spending requirements. There is no assurance our financing efforts will be successful under current market conditions. Our business has been materially and adversely affected by the suspension of commercial mining operations at Troy.

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

As at September 30, 2014, the Company had no contracts outstanding to sell silver or copper

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of September 30, 2014. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at September 30, 2014 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

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

During the three months ended September 30, 2014 MSHA issued one citation pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed penalties of $5,019 for violations.

There were no mining fatalities at the Troy Mine during the three months ended September 30, 2014, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA.

There is two pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessment s Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violations Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24-01467	1	0	0	0	0	$5,019	0	No	No	2	1	0

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

REVETT MINING COMPANY, INC.

Date: November 10, 2014	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: November 10, 2014	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer