Form 10-K
period 2014-12-31
Revett Mining Company, Inc.
filed 2015-03-30
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes [  ]     No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which such equity was last sold on the New York Stock Exchange Market Division, was approximately $43.1 million as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of common stock outstanding at March 30, 2015: 39,273,989.

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

We changed our jurisdiction of incorporation (from Canada to Delaware) and our name (from Revett Minerals, Inc. to Revett Mining Company, Inc.) in February 2014. We presently conduct business through four Montana corporations, all subsidiaries of our wholly-owned Revett Silver Company subsidiary: Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc. and Revett Holdings, Inc.

As previously reported, the Company announced on March 26, 2015 that it has entered into an agreement and plan of merger with Hecla Mining Company (“Hecla”) and Hecla’s wholly-owned subsidiary, pursuant to which, and subject to the approval of the Company’s shareholders and the satisfaction of other conditions specified in the agreement, the Company would merge with and into Hecla in a share exchange transaction in which the Company’s stockholders would receive 0.1622 share of Hecla common stock for each share of common stock of the Company. The proposed transaction is described more fully in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “- Proposed Transactions,” and in Note 20 – Subsequent Events to our consolidated financial statements appearing elsewhere in this report.

Our common stock is traded on the New York Stock Exchange Market Division and on the Toronto Stock Exchange under the symbol “RVM” and on the Frankfurt Stock Exchange under the symbol “37RN”.

Troy is an underground silver and copper mine located in northwestern Montana. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance because of low metals prices. We restarted mining operations in late 2004 and commenced commercial production in early 2005. We operated Troy continuously until December 2012, when operations were suspended due to unstable ground conditions in portions of the mine. In November 2013, we commenced construction of a new access decline from the main service adit to the North C Bed and to the undeveloped I Bed, and we successfully reached the North C Beds and resumed limited mining and milling operations in the fourth quarter of 2014. Despite these achievements, we were compelled to place Troy on care and maintenance in January 2015 due to low metals prices. This resulted in the cessation of development work to the I Beds, an orderly shutdown of milling operations and the transition to care and maintenance status, which were completed in February 2015. Although we took significant steps to improve our liquidity during the first quarter of 2014, we currently do not have sufficient cash on hand to re-start mining and milling operations or complete development to the I Beds. If our proposed merger with Hecla is not completed, we will necessarily have to seek additional capital or consider other alternatives, which could include liquidating some or all of our assets in order to fund our capital spending and debt service requirements. There is no assurance our financing efforts will be successful under current market conditions. Our business has been materially and adversely affected by the decline in copper and silver prices and by the suspension of commercial mining operations at Troy.

Rock Creek is a large development-stage silver and copper deposit also located in northwestern Montana. We have been engaged in permitting activities at Rock Creek since 1999, and expect to obtain final government agency approvals within the next eighteen months. Once we receive all of the required permits, we will begin an extensive evaluation program to confirm and further define the economic and technical viability of the project.

Our principal executive office is located at 11115 East Montgomery, Suite G, Spokane Valley, Washington 99206, and our telephone number at that address is (509) 921-2294. Our registered office in Delaware is located at 1209 Orange Street, Wilmington, Delaware 19801.

Troy. Troy is located in Lincoln County, Montana, approximately fifteen miles south of the town of Troy. The mine operation comprises 24 patented lode-mining claims, 510 unpatented lode-mining claims, approximately 850 acres of fee land and 394 acres of patented claim lands.

Ore is extracted using a “room and pillar” method and is processed on the surface using standard grinding and flotation technology. When producing, the resulting silver/copper concentrate is sold under contract to a third party and is shipped by rail from a load-out facility located in Libby, Montana. Historically, the Troy concentrate typically contains between 35% and 40% copper, and between 80 to 120 ounces of silver per ton. During 2012, Troy produced 7.6 million pounds of copper and 1.1 million ounces of silver contained in concentrate. No concentrate was produced in 2013 and there was limited concentrate produced in 2014. Our current estimated proven and probable reserves at Troy comprise 16.45 million tons having an average copper grade of 0.36% and an average silver grade of 1.04 ounces per ton based on a net smelter return cut off of $29.99 per ton as of January 31, 2015. We operate the mine through Troy Mine, Inc., one of our second-tier operating subsidiaries. Troy Mine, Inc. is also the record holder of the patented and unpatented mining claims and fee lands comprising the mine.

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

In addition, we currently own approximately 673 acres of fee land, located in Lincoln and Sanders Counties, that has been designated for grizzly bear habitat mitigation lands as the Rock Creek project is developed. This land and other current and future real estate holdings that are not essential to our day to day mining operations either are or will be held by Revett Holdings, Inc., a wholly-owned Montana subsidiary of Revett Silver.

The Copper and Silver Markets. Copper and silver are internationally traded metals whose prices are determined by global economic conditions of supply and demand.

Historical copper prices have been volatile. The following table sets forth the average annual prices of copper on the London Metal Exchange since 2010, as reported by the exchange. During this period, average annual copper prices have ranged from a low of $3.11 per pound in 2014 to a high of $4.00 per pound in 2011.

LME Average Cash Official Price (US$/Pound)

2014	2013	2012	2011	2010
3.11	3.32	3.61	4.00	3.42

Although currently depressed, we believe copper prices will be favorable in the long term because of the continued lack of investment in exploration and mine development during the past decade. This has resulted in low to modest growth rates in supplies, compared to increasing consumption rates in the developed economies of North America and Europe, and rapid industrialization and the emergence of consumer product markets in countries such as China and India.

Silver prices are also volatile, as both a precious metal and, as an industrial commodity. The following table illustrates the average annual London Bullion Market Association Silver Fix since 2010. These average annual prices have ranged from a low of $19.08 per ounce in 2014 to a high of $35.11 per ounce in 2011.

London Average Fix (US$/Ounce)

2014	2013	2012	2011	2010
19.08	23.83	31.15	35.11	20.16

Although also currently depressed, we believe silver prices will be generally favorable in the long term because of strong demand in the electronics industry and consistent demand from institutions that purchase and hold silver for investment purposes.

Financial Information about Segments. Our operations comprise a single business segment, located in the United States. Information concerning our revenues, losses, and total assets, liabilities and equity for the years ended December 31, 2014 and 2013 is set forth in the consolidated financial statements that appear elsewhere in this report.

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

As previously noted in this report, the USFWS issued a Biological Opinion in May 2003, which concluded that the proposed development of Rock Creek would not jeopardize the recovery of grizzly bears or bull trout. The opinion was challenged by several environmental advocacy groups on ESA grounds in a lawsuit brought in Federal District Court in Montana, and was remanded to the USFWS for further study. In October 2006 the USFWS issued a revised Biological Opinion reaffirming its earlier decision. The revised opinion was also challenged in Federal District Court. In May 2010, the District Court issued a decision dismissing the groups’ ESA challenge. The litigants appealed that dismissal to the Ninth Circuit Court of Appeals, which issued an opinion in November 2011 affirming the District Court’s decision and upholding the USFWS’s determination that the mine would entail “no adverse modification” to bull trout critical habitat and would result in “no jeopardy” to grizzly bears. On March 17, 2015, some of the environmental advocacy groups that were parties to these earlier proceedings filed a petition with the USFWS asking the agency to withdraw its revised Biological Opinion, arguing that the USFWS had received new information concerning Rock Creek’s potential impact on bull trout, and that this new information triggers an obligation for further consultation with the Forest Service under ESA. We have not fully studied the new petition as of the date of this report, but believe it is substantially without merit.

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

Employees. We had 16 full-time employees and one part-time employee at March 31, 2015. Eight of these employees work at Troy in care and maintenance capacities, and the remaining eight employees work at our corporate office or at Troy in management and administrative capacities. None of our employees are represented by a collective bargaining unit.

Available Information. We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). We are subject to the informational requirements of the Exchange Act, and file or furnish reports, proxy statements and other information with the SEC. Copies of the materials we file with the SEC are available on our website at www.revettmining.com/sec-filings as soon as reasonably practicable after we file them with the SEC. You can also obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s Edgar website at www.sec.gov. The information on these websites or may be accessed through them is not incorporated by reference in this report and should not be considered to be a part of this report.

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

Liquidity Considerations and Going Concern. The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payments on certain current liabilities and/or raising additional funds. The Company’s continued losses and lack of capital raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company has raised some additional capital in 2014, the Company has not raised sufficient external financing to meet its obligations and provide access to Troy mine ore reserves. Therefore, the Company entered into an agreement and plan of merger with Hecla, the completion of which is subject to conditions (see Note 20). Should our proposed merger with Hecla not eventuate, we will review alternatives to source adequate financing to meet our capital spending and debt service requirements. There is no assurance our financing efforts will be successful under current market conditions.

Operations at Troy are on care and maintenance. We operated Troy continuously until December 2012, when operations were suspended due to unstable ground conditions in portions of the mine. In November 2013, we commenced construction of a new access decline from the main service adit to the North C Bed and to the undeveloped I Bed. In the fourth quarter of 2014, we successfully reached the North C Beds and resumed limited mining and milling operations. However, on January 19, 2015 we placed Troy on care and maintenance due to low metals prices. Although we took significant steps to improve our liquidity during the first quarter of 2014, we currently do not have sufficient cash on hand to re-start mining and milling operations or complete development to the I Beds. If we are not able to complete our proposed merger with Hecla, we will necessarily have to obtain additional capital in order to meet our capital spending and debt service requirements or consider other alternatives, which could include a sale of all or substantially all of our assets. There is no assurance our financing efforts will be successful under current market conditions. Our business has been materially and adversely affected by the decline in copper and silver prices and by the suspension of commercial mining operations at Troy.

Copper and silver prices fluctuate markedly. Our operations are significantly influenced by the prices of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond our control, such as the strength of the United States dollar, global and regional industrial demand, and the political and economic conditions of major producing countries throughout the world. During the last four years, annual average copper prices have fluctuated from a low of $3.11 per pound in 2014 to a high of $4.00 per pound in 2011, and world average annual silver prices have fluctuated from a low of $19.08 per ounce in 2014 to a high of $35.11 per ounce in 2011.

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

Legal challenges could prevent us from ever developing Rock Creek. Our proposed development of Rock Creek has been challenged by several regional and national conservation groups at various times since the Forest Service issued its initial Record of Decision in 2003 approving our plan of operation. Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to our permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897 and the Administrative Procedural Act. Although we have successfully addressed most all of these challenges, we were directed by the Montana Federal District Court in May 2010 to produce a Supplemental EIS (“SEIS”) to address NEPA procedural deficiencies that were identified by the court. We cannot predict with any degree of certainty how possible future challenges will be resolved. Rock Creek is potentially the more significant of our two mining assets. New court challenges to the SEIS and a revised Record of Decision may delay us from proceeding with our planned development at Rock Creek. If we are successful in completing the SEIS and defending any challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities.

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

•

Additional Troy Claims -- We acquired 152 unpatented claims located east and north of Troy Mine from Kennecott in 2010 through Troy Mine, Inc. These claims expanded our holdings by approximately 3,000 acres and provided important new areas for exploration that could potentially extend Troy’s mine life.

•

The Adjacent Properties – These assets comprise three satellite zones that extend laterally from Rock Creek. We acquired them in conjunction with our purchase of Rock Creek and hold them through RC Resources Inc.

•

Vermillion River and Sims Claim Groups. These claim groups comprise approximately 1,660 acres and are located approximately 25 miles southeast of Rock Creek. We acquired the claims in 1999 and transferred them to Revett Exploration, Inc. in 2012. The Vermillion River claim group’s prior owners conducted some limited drilling. The Sims group is untested.

•

The JE and Lost Girl Claims – We acquired eight unpatented claims, known as the JE claims, and staked an additional 200 unpatented claims, known as the Lost Girl claims, in 2011. All of these claims are located northwest of Rock Creek and expand our property position at the project by approximately 4,000 acres. We hold these claims through RC Resources Inc.

•

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

Troy.

The Deposit Significant mineralization occurs in a number of distinct stratigraphic quartzite subunits or beds at Troy Mine. As previously noted in this report, the upper, middle and lower quartzite beds are located within the Upper Revett portion of the formation and the A, C and I Beds 14 are located in the Lower Revett portion of the formation. The deposit measures approximately 7,500 feet by 1,800 feet and is generally flat in the vicinity of the mine, with a shallow dip of four degrees, the equivalent of a 7% grade.

Three styles of faults are common in the mine area: northwest-trending faults, typified by the East Fault, having brittle-ductile structures with common clay gouge; east-northeast to east-southeast trending faults, typified by the Cross Fault, which are high-angle reverse faults that separate the north and south ore bodies and have a zone with clay gouge and breccia; and east northeast trending structures, typified by the South Fault, which are late brittle and generally open faults with sandy infills and generally offset the mineralized sedimentary units.

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

Reserves and Mineral Resource Estimates. The following tables set forth our estimates of Troy’s reserves and mineral resources, as of the dates indicated. A “mineral reserve” is the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. The study must include adequate 15 information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified, including dilutive materials and allowances for losses that may occur when the material is mined. Mineral reserves are subdivided into “proven and probable” classifications. “Mineral resources” do not have to be demonstrated by a preliminary feasibility study and are therefore much less certain. Mineral resources are subdivided into “measured and indicated” and “inferred” classifications.

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

Investors should not assume that any portion of our mineral resources will ever be converted into proven reserves or probable reserves.

Current Troy Ore Reserve Estimates (January 31, 2015)

			Ag	Cu
			Grade	Grade	Contained	Contained
		Million
Category	Area	Tons	(opt)	(%)	Ag (Moz)	Cu (Mlb)
Proven Reserves	North Orebody	1.38	1.42	0.70	1.95	19.30
	South Orebody	0.00	0.00	0.00	0.00	0.00
	East Orebody	0.08	1.26	0.63	0.09	0.95
	Lower Revett - A Bed	0.00	0.00	0.00	0.00	0.00
	Lower Revett - C Bed	0.09	1.26	0.48	0.12	0.88
	Lower Revett - I Bed	0.00	0.00	0.00	0.00	0.00
Total	Proven Reserves	1.54	1.40	0.68	2.16	21.14
Probable Reserves	North Orebody	0.00	0.00	0.00	0.00	0.00
	South Orebody	0.00	0.00	0.00	0.00	0.00
	East Orebody	0.90	1.39	0.60	1.25	10.89
	Lower Revett - A Bed	0.60	0.94	0.24	0.56	2.81
	Lower Revett - C Bed	0.28	1.02	0.34	0.28	1.89
	Lower Revett - I Bed	13.13	0.98	0.32	12.83	83.03
Total	Probable Reserves	14.91	1.00	0.33	14.93	98.62
Proven & Probable	North Orebody	1.38	1.42	0.70	1.95	19.30
	South Orebody	0.00	0.00	0.00	0.00	0.00
	East Orebody	0.98	1.38	0.61	1.35	11.84
	Lower Revett - A Bed	0.60	0.94	0.24	0.56	2.81
	Lower Revett - C Bed	0.37	1.08	0.37	0.40	2.77
	Lower Revett - I Bed	13.13	0.98	0.32	12.83	83.03
Total	Proven & Probable Reserves	16.45	1.04	0.36	17.10	119.75

The following key factors were used in determining the foregoing reserves:

Key Factors / Parameters	Silver	Copper	Other/Total
Metal Prices (prior 5 year averages)	$ 24.69	$ 3.35
NSR Cutoff (Incl. Royalty)			$ 29.99
Mining Recovery			100%
Dilution (incl. reserve calc.)			0%
Metallurgical Recoveries - LOM Avg.	86%	85%

Current Troy Ore Resource Estimates (January 31, 2015)

			Ag	Cu
			Grade	Grade	Contained	Contained
		Million
Category	Area	Tons	(opt)	(%)	Ag (Moz)	Cu (Mlb)
Measured Resources	North Orebody	27.76	1.32	0.66	36.75	365.36
	South Orebody	17.65	1.40	0.69	24.77	242.80
	East Orebody	3.15	1.13	0.52	3.56	32.70
	Lower Revett - A Bed	0.78	0.84	0.27	0.65	4.28
	Lower Revett - C Bed	1.36	1.41	0.60	1.91	16.25
	Lower Revett - I Bed	0.00	0.00	0.00	0.00	0.00
Total	Measured Resources	50.69	1.33	0.65	67.65	661.38
Indicated Resources	North Orebody	0.54	0.62	0.33	0.34	3.53
	South Orebody	2.62	0.96	0.27	2.51	14.09
	East Orebody	2.73	1.34	0.61	3.66	33.62
	Lower Revett - A Bed	0.39	0.84	0.27	0.33	2.14
	Lower Revett - C Bed	0.59	0.95	0.31	0.56	3.64
	Lower Revett - I Bed	18.20	1.00	0.32	18.19	115.69
Total	Indicated Resources	25.08	1.02	0.34	25.59	172.71
Measured/Indicated/Inferred	North Orebody	28.30	1.31	0.65	37.09	368.88
	South Orebody	20.28	1.35	0.63	27.29	256.89
	East Orebody	5.88	1.23	0.56	7.22	66.32
	Lower Revett - A Bed	1.17	0.84	0.27	0.98	6.42
	Lower Revett - C Bed	1.95	1.27	0.51	2.47	19.89
	Lower Revett - I Bed	18.20	1.00	0.32	18.19	115.69
Total	Measured/Indicated	75.77	1.23	0.55	93.24	834.09

Total	Inferred (I Bed)	1.50	0.71	0.30	1.06	8.86

Currently in Pillars (Incl in Meas., Ind. & Inf.)		49.91	1.33	0.65	66.41	650.46

Operations. The following table sets forth information concerning Troy’s production for each of the five years ended December 31, 2014. As noted elsewhere in this report, we suspended mining operations at Troy in December 2012 due to unstable ground conditions in the mine, and placed the mine on care and maintenance in January 2015 due to low metals prices. Cash costs are shown in dollars per short ton and include all direct site costs and treatment, freight, refining and royalty costs. Cash cost per ton is a non-GAAP measure, however we consider it to be a well understood and widely used performance benchmark in the mining industry.

Troy Mine Production	2010	2011	2012	2013	2014	Total
Mill production ( tons x 1000)	1,363	1,417	1,195	-	59	4,034
Grades: Silver (opt)	0.87	1.07	1.08	-	0.56	1.00
Copper (%)	0.40%	0.46%	0.38%	-	0.15	0.41%
Recovery: Silver (%)	85.0%	84.9%	86.1%	-	82.5%	85.3%
Copper (%)	81.2%	82.0%	82.5%	-	89.5%	82.0%
Production: Silver ( oz x1000)	1,008	1,291	1,206	-	27	3,532
Copper (lbs x1000)	8,794	10,651	8,564	-	159	28,168
Cash cost ($/st)	$ 24.83	$ 30.52	$ 34.59	-		-

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

Mine Reclamation Plan. Once we conclude mining operations at Troy, we will be obligated to reclaim and remediate the area in accordance with a revised reclamation plan issued by Montana DEQ and the U.S. Forest Service in late 2012. Our current bond of $12.9 million is covered by a surety bond and restricted cash account of $6.5million. We do not presently know whether the revised reclamation plan will increase our bonding costs. We have accrued a discounted liability of $4.7 million as of December 31, 2014 relating to these obligations.

Rock Creek.

The Deposit. The Rock Creek deposit is a large development-stage stratabound copper and silver deposit located in Sanders County, Montana. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, five tunnel site claims, 85 mill site claims and 754 acres of fee land associated with project facilities. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights and other limited surface rights; while the patented claims lying outside the wilderness area convey both mineral and surface rights and title. The patented claims occupy an area of approximately 1,809 acres. All of the Rock Creek mining claims are in good standing.

The project is approximately sixteen air miles or 45 five road miles southeast of the Troy mine. We will access the ore body through an adit that will originate outside the Cabinet Mountain Wilderness area, near the valley floor. The project development plan will be very similar to that used at Troy. We expect to mine ore at the rate of 10,000 tons per day and produce an average of 52 million pounds of copper and 6 million ounces of silver per year.

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

Investors should not assume that any portion of our mineral resources will ever be converted into proven reserves or probable reserves.

Rock Creek Resource Estimates (2004)

			Silver	Copper	Contained	Contained
(1)	Area	Tons	Grade	Grade	Silver	Copper
Resources		(M tons)(2)	(opt)	(%)	(Moz)	(Mlbs)
Inferred	Chicago Block	78.0	1.45	0.65	113.0	1,025.0
	St. Paul Block	48.0	2.10	0.92	101.0	883.0
	North Basin	10.0	1.50	0.57	15.0	114.0
	Block
Total Inferred		136.0	1.67	0.72	229.0	2,022.0

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

	Tons	Silver	Copper	Contained	Contained
Rock Creek Adjacent Properties		Grade	Grade	Silver	Copper
	(M tons)	(opt)	(%)	(Moz)	(Mlbs)
Rock Peak	10.9	2.70	0.65%	29.43	141.70
Horizon Basin	4.2	1.80	0.60%	7.56	50.40
Copper Gulch	32.7	1.30	0.50%	42.51	327.00
Total Adjacent Properties – Inferred	47.8	1.66	0.54%	79.50	519.10

Permitting History and Status. As previously noted in this report, Montana DEQ and the U.S. Forest Service jointly issued a Record of Decision in June 2003 approving our proposed plan of operation at Rock Creek. The Record of Decision was based on the Final EIS (“FEIS”) issued in 2001 and a non-jeopardy Biological Opinion issued by the USFWS in May 2003. The FEIS followed six years of public and inter-agency review and comment with subsequent project development modifications and mitigations, as required under NEPA. The Record of Decision was challenged by a number of national and regional conservation groups, and in May 2010 both the Record of Decision and Final EIS were remanded back to the Forest Service by the Federal District Court in Montana for completion of a Supplemental EIS to address specified NEPA deficiencies. All of the challenges to the Biological Opinion were dismissed by the Federal District Court in Montana, a decision that was subsequently upheld by the Ninth Circuit Court of Appeals in November 2011.

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

Item 3. Legal Proceedings.

We are not a party to any material pending or threatened legal proceedings.

Item 4. Mine Safety Disclosure.

Our operations at Troy are subject to health, safety and other standards imposed under the Federal Mine Safety and Health Act of 1977 (“FMSHA”) and regulations promulgated thereunder. FMSHA is administered by MSHA.

During the year ended December 31, 2014, MSHA issued nine citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially affect mine safety or present a health hazard. MSHA proposed penalties of $8,885 for the violations.

We had no mining fatalities at Troy during the year ended December 31, 2014. MSHA did not issue any written notices pursuant to Section 104(e) of FMSHA alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern during the year, nor did it issue any orders pursuant to Section 104(b). There were no imminent danger orders issued under Section 107(a) of FMSHA during the year. As of the date of this report, we were a party to three pending appeals before the Federal Mine Health Safety Review Commission.

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters.

Market Information. The following table sets forth the low and high closing prices per share for our common stock for each quarter of 2014 and 2013 as reported on the New York Stock Exchange/Market Division and the Toronto Stock Exchange. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions.

	2014		2013
	Low	High	Low	High
First Quarter	$0.73	$0.98	$1.75	$2.76
Second Quarter	$0.85	$1.16	$0.65	$2.07
Third Quarter	$0.99	$1.39	$0.65	$1.46
Fourth Quarter	$0.81	$1.25	$0.60	$1.27

Stockholders. We had 58 stockholders of record as of March 30, 2015.

Dividends. We have not declared or paid any cash or stock dividends on our common stock since inception, and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Item 6. Selected Financial Data.

The table below presents our selected historical consolidated financial data as of and for each of the five years ended December 31, 2014, 2013, 2012, 2011 and 2010. The selected historical consolidated financial data as of and for the year ended December 31, 2014 and 2013 is derived from our audited consolidated financial statements, which have been audited by BDO USA, LLP, an independent registered public accounting firm. The selected consolidated financial data for the two 21 years ended December 31, 2012 and December 31, 2011 is derived from our audited consolidated financial statements, which have been audited by KPMG, LLP, and the selected historical consolidated data for the year ended December 31, 2010 is derived from our audited consolidated financial statements, which have been audited by KPMG LLP Canada, each an independent registered public accounting firm. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. Our financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States. Amounts are expressed in thousands of dollars, except share and per share amounts.

	2014	2013	2012	2011	2010
Balance Sheet Data:
Current assets	$7,802	$13,662	$34,785	$35,449	$16,385

Property, plant and equipment	16,288	65,108	64,357	57,602	57,444
Restricted cash	6,551	6,542	6,533	6,519	6,498
Other assets	733	1,336	2,295	3,780	931
Total assets	$31,374	$86,648	$107,970	$103,350	$81,258

Current liabilities	$6,182	$3,090	$6,268	$7,621	$5,737
Long-term debt	-	364	1,289	408	768

Reclamation liability	4,769	4,613	5,598	7,955	7,946
Warrant derivative	-	-
liability			93	1,170	5,876
Deferred income taxes	-	25	5,942	3,943	-
Temporary equity	-	-	-	-	676
Total liabilities	$10,951	$8,092	$19,190	$21,097	$21,003
Stockholders' equity	20,423	78,556	88,780	82,253	60,255
Total liabilities and stockholders’ equity	$31,374	$86,648	$107,970	$103,350	$81,258

	2014	2013	2012	2011	2010	2009
Income Statement Data:
Revenue	$6	73	$59,211	$70,111	$47,004	$33,092

Cost of sales	-	-	42,541	42,262	34,385	32,115
Troy Mine suspension costs	4,282	12,141	-	-	-	-
Depreciation and depletion	110	32	2,645	2,519	2,642	2,686
Exploration and development	951	1,379	3,956	1,752	702	343
General and administrative	3,137	3,787	6,781	7,055	4,044	2,833
Gain on change in reclamation liability	-	(2,276)	(3,032)	(666)	-	-
Impairment of mineral property, plant and equipment	54,724	-	-	-	-	-
Accretion of reclamation	382	476	675	675	694	640
Total expenses	$63,586	15,539	$53,566	$53,597	$42,467	$38,617
Other income (expenses):	1,657	(1,946)	239	1,487	(5,118)	(386)
Income (loss) before income Taxes	(61,923)	(17,412)	5,884	18,001	(581)	(5,911)
Net income (loss) for the period	(61,923)	(11,575)	4,085	13,496	(614)	(3,673)
Retained earnings (deficit), beginning of period	(9,984)	1,591	(2,494)	(14,777)	(14,163)	(10,490)
Retained earnings (deficit)	$(71,907)	(9,984)	$1,591	$(2,494)	$(14,777)	$(14,163)

Per Share Data:
Basic income (loss) per share	$(1.63)	(0.33)	$0.12	$0.36	$(0.02)	$(0.15)
Fully diluted income (loss) per share	$(1.63)	(0.33)	$0.10	$0.31	$(0.02)	$(0.15)
Weighted average number of shares outstanding:
Basic	38,095,792	34,592,121	34,315,008	33,803,368	27,928,475	21,260,952
Fully diluted	38,095,792	34,592,121	35,316,954	35,257,668	27,928,475	21,260,952
Dividends paid during the period	-	-	-	-	-	-

We determined that our property, plant and equipment was impaired at December 31, 2014 due to the fact that we placed Troy on care and maintenance and have no assurance mining operations will be resumed and recorded impairment charge of $54.7 million. The impairment charge was based on the value of the Hecla merger proposal discussed elsewhere in this report, and was allocated to each property, plant and equipment asset class based on the relative carrying value of the asset on our financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Explanatory Note: The following discussion of our financial condition and results of operation should be read in conjunction with our consolidated financial statements and notes as at December 31, 2014 and 2013 and the years ended December 31, 2014 and 2013, which are set forth elsewhere in this report and include the accounts of Revett Mining Company. Inc. (formerly Revett Minerals, Inc.) and its wholly-owned subsidiary Revett Silver, and the accounts of Revett Silver’s wholly owned subsidiaries, Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc. and Revett Holdings, Inc. These financial statements have been prepared in accordance with United States generally accepted accounting principles.

Overview. Our principal mining properties are Troy and Rock Creek. Troy is an underground silver and copper mine located in northwestern Montana. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance because of low metals prices. We resumed mining operations in late 2004 and commenced commercial production in early 2005. We operated Troy continuously until December 2012, when operations were suspended due to unstable ground conditions in portions of the mine. As we discuss more fully in Items 1 and 1A of this report, we developed an alternative route to the North C Bed area during the fourth quarter of 2014 and resumed limited mining and milling operations, but were later compelled to put Troy on care and maintenance due to low metals prices.

Rock Creek is a large development-stage silver and copper property located in Sanders County, Montana, approximately five miles northeast of Noxon. We have funded our permitting activities at Rock Creek with cash flows from Troy and, to a lesser extent, proceeds received from sales of our common stock.

Results of Operations.

Comparison of Years Ended December 31, 2014 and 2013. We suspended underground mining and surface milling operations at Troy in December 2012 because of unstable and unsafe ground conditions and consequently did not mine any ore during 2013 and only resumed limited mining and milling operations in November 2014. A comparison of our operating results for 2014 and 2013 is therefore not meaningful. The changes in our financial performance over these two periods are summarized below:

Revenue: During 2013 we had one sale of concentrate from inventory. This revenue was offset by the settlement of invoices relating to 2012 sales. During the year ended December 31, 2013, the LME price of copper and silver averaged $3.32 per pound and $23.83 per ounce, respectively.

Cost of Sales: Troy suspension-related costs for 2014 were $4.3 million. In May 2013 we laid off approximately 50% of the mine site employees in efforts to conserve cash.

Depreciation and depletion: The majority of the plant and equipment at Troy is depreciated using the units-of-production method. The suspension of mining operations resulted in no depreciation expense for Troy.

Exploration and development: This expense includes no spending for exploration spending around Troy and $1.0 million in spending for Rock Creek. The spending in 2014 is much lower than the $1.4 million we spent in 2013 because of our cash conservation efforts during 2014.

General and administration costs: The decrease in the corporate administration costs during 2014 is a result of the suspension of mining activities at Troy and our resulting efforts to conserve cash. The chief executive officer’s salary and director fees were voluntarily reduced.

Change in ARO Liability. The change in ARO liability estimate is a result of an increase in the Troy mine life (from 2026 to 2027), which is itself due to the delays in mining at Troy. We recorded a slight increase in our estimated ARO liability, from $4.6 million to $4.8 million, as at December 31, 2014.

Impairment. As noted in Item 6 of this report, we determined that our property, plant and equipment was impaired at December 31, 2014 due to the fact that we placed Troy on care and maintenance and have no assurance mining operations will be resumed. The impairment charge of $54.7 million was based on the value of the Hecla merger proposal discussed elsewhere in this report, and was allocated to each property, plant and equipment asset class based on the relative carrying value of the asset on our financial statements.

Expenses pertaining to Rock Creek totaled $1.0 million during the year ended December 31, 2014 as compared to $1.2 million in 2013, and were comprised of legal fees of approximately $0.2 million; consulting fees of approximately $0.7 million; and public relations and miscellaneous expenditures, including funding of ongoing grizzly bear mitigation, of approximately $0.3 million.

Liquidity Considerations and Going Concern.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payments on certain current liabilities and/or raising additional funds. The Company’s continued losses and lack of capital raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company has raised some additional capital in 2014, the Company has not raised sufficient external financing to meet its obligations and provide access to Troy mine ore reserves. Therefore, the Company entered into an agreement and plan of merger with Hecla (see Note 20). Should our proposed merger with Hecla not eventuate, we will review alternatives to source adequate financing to meet our capital spending and debt service requirements. There is no assurance our financing efforts will be successful under current market conditions. Our business has been materially and adversely affected by the decline in copper and silver prices and by the suspension of commercial mining operations at Troy. In light of this, we have placed all of our discretionary capital and exploration spending on hold in order to conserve cash.

At December 31, 2014, working capital was $1.6 million, including cash of $2.9 million. During the first quarter of 2014 we sold our available for sale securities for cash proceeds of $1.0 million and settled an outstanding insurance claim for damaged mine equipment and received cash proceeds of $1.9 million. In 2014, we sold 4.6 million shares of common stock and 2.2 million warrants for cash proceeds of $3.4 million.

Although placing the Troy Mine on care and maintenance in January 2015 significantly reduced operating costs, the costs associated with care and maintenance activities will continue to erode our cash and working capital.

Capital spending in 2014 totaled $6.2 million. This spending primary related to the construction of new, 7,500 foot decline from the main haulage route to the North C Beds, and, eventually, to the undeveloped I Bed at Troy.

Capital spending in 2013 totaled $1.1 million. This spending primary related to the construction of new 7,500 foot decline from the main haulage route to the North C Beds, and, eventually, to the undeveloped I Bed at Troy.

Financing Activities.

During the year ended December 31, 2014, we issued 158,500 shares of common stock upon the exercise of outstanding stock options, resulting in cash proceeds of $79,000. During the year, we also sold 4,499,102 shares of common stock in a private placement and received cash proceeds of $3.3 million.

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

Tabular Disclosure of Contractual Obligations. The following table sets forth information as of December 31, 2014 concerning our known debt obligations, royalty obligations, capital lease obligations and reclamation obligations.

	Payments Due by Period
	(expressed in thousands of dollars)
Contractual Obligation	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
Accrued liabilities	$1,805	$1,805	$0	$0	$0
Note payable obligations	$4,377	$4,377	0	$0	$0
Operating leases	$354	$354	$0	$0	$0
Long-term reclamation costs	$12,743	$0	$0	$0	$12,743
Total contractual obligations	$19,279	$6,536	$0	$0	$12,743

Our long term debt at December 31, 2014 consisted of note payable obligations related to the purchase of equipment used at Troy.

Proposed Transactions. As previously reported, we announced on March 27, 2015 that on March 26, 2015 we have entered into an agreement and plan of merger with Hecla and Hecla’s wholly-owned merger subsidiary, pursuant to which, and subject to the approval of our shareholders and the satisfaction or waiver of other conditions specified in the agreement, the Company would merge with and into Hecla in a share exchange transaction in which the Company’s stockholders would receive 0.1622 share of Hecla common stock for each share of common stock of the Company. The proposed transaction is described more fully in Note 20 – Subsequent Events to our consolidated financial statements appearing elsewhere in this report.

Principal Risks and Uncertainties. As is described elsewhere in Items 1 and 1A of this report, we suspended mining operations at Troy in December 2012 due to unstable and unsafe ground conditions and commenced construction of the decline in November 2013 following receipt MSHA approval. After successfully reaching the North C Beds in the fourth quarter of 2014 and resuming limited ore production, the Company decided on January 20, 2015 to place the Troy Mine on care and maintenance due to low metals prices. Development work to the I Beds ceased immediately and milling operations continued through the end of January 2015. An orderly shutdown was completed during the month of February 2015, with the expectation that development and operations might resume once metals prices improved.

As is also described elsewhere in this report, our proposed development of Rock Creek was challenged on environmental grounds by several regional and national environmental advocacy groups. Although we have generally been successful in addressing most of the challenges to our operations, including ESA claims, which were resolved in our favor in November 2011, we cannot predict with any degree of certainty whether future challenges or impediments will arise. Rock Creek is the more significant of our two mining assets; continued court challenges will inevitably delay us from proceeding with our planned development and a successful challenge could prevent us from developing the project at all. If we are successful in defending these challenges, we still must comply with a number of requirements and conditions as development progresses, failing which we could be denied the ability to continue with our proposed activities at Rock Creek. We are also subject to other significant risks. (See the section of this report entitled “Risk Factors”.)

Critical Accounting Estimates. Our significant accounting policies are presented in the notes to our consolidated financial statements, which appear elsewhere in this report. As described in these notes, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory and other factors that influence our business prospects. These estimates have a significant effect on the financial statements and actual results may differ significantly from our estimates.

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

We have completed a life of mine undiscounted cash flow analysis of Troy based upon our most recent proven and probable ore reserves, expected production rates and costs, and estimated revenues (which are in turn based on estimated metal prices for copper and silver of $3.35 per pound and $24.69 per ounce, respectively, in 2014, and $3.32 per pound and $24.69 per ounce, respectively, for years thereafter until the end of the mine life. However, these estimates are based on significant assumptions. While we have analyzed external and internal data in arriving at these assumptions, and while we believe they are reasonable, it is possible future conditions may change and that these changes could result in different assumptions which might result in an additional impairment of the carrying value of our mineral property, plant and equipment.

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

Reclamation Obligations. We have a legal obligation to reclaim our mineral properties and have estimated the cost of these obligations in accordance with current standards of applicable laws and regulations. These estimates are reviewed by third party consultants and government authorities. In arriving at these estimates, we must also estimate the timing and magnitude of future payments for reclamation work, as well as prevailing rates of interest during the remediation period, in order to determine its periodic accretion and the depreciation expense. There were no material changes in our estimates of final reclamation and remediation costs during 2014 other than inflation, however, the end of mine life of Troy was extended in 2013, from 2020 to 2026, and was again extended in 2014 from 2026 to 2027, which required us to change the depreciation and accretion charges relating to our asset retirement obligation. We cannot predict the effect of a material increase in these estimates on our financial position.

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

Forward sales with our customer that have not been shipped are designated as normal purchases and sales under applicable accounting standards and are not marked to market. We had no outstanding contracts to sell copper or silver at December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings and cash flow are significantly affected by changes in the market price of copper and silver. The prices of both metals can fluctuate widely and are influenced by numerous factors such as demand, production levels, and world political and economic events and the strength of the US dollar relative to other currencies. During the past eighteen years the average annual price of copper has ranged from a low of $0.71 per pound to a high of $4.00 per pound. Average annual silver prices over this same period have ranged from a low of $3.95 per ounce to a high of $35.11. Should the price of copper or silver remain depressed, mining activities at Troy may not resume and the exploration and development of Rock Creek could be at risk.

A substantial portion of our cash and short-term investments are invested in certificates of deposit or high quality government and corporate fixed income securities, all of which are denominated in US dollars. The value of these fixed income securities could change due to continuing uncertainties in the financial markets. Approximately $0.8 million of our cash equivalents were in the form of savings deposit denominated in U.S. dollars issued by a major Canadian chartered bank at December 31, 2014.

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheet of Revett Mining Company as of December 31, 2014 and 2013 and consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013 included in this report have been audited by BDO USA, LLP, Spokane, Washington, independent registered public accountants. Such financial statements have been prepared in accordance with United States generally accepted accounting principles.

Consolidated Financial Statements
(Expressed in thousands of United States dollars)

Revett Mining Company, Inc.

Years ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Revett Mining Company, Inc.
Spokane Valley, WA

We have audited the accompanying consolidated balance sheets of Revett Mining Company, Inc. (formerly Revett Minerals, Inc.) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revett Mining Company, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Spokane, WA

March 27, 2015

Revett Mining Company, Inc.
Consolidated Balance Sheets
(expressed in thousands of United States dollars except share and per share amounts)

	December 31,
	2014	2013

Assets
Current Assets
Cash and cash equivalents	$2,896	$7,951
Other receivables	8	1,164
Inventories	4,573	4,133
Prepaid expenses and deposits	325	414
Total current assets	7,802	13,662
Property, plant, and equipment (net)	16,288	65,108
Restricted cash	6,551	6,542
Available for sale securities	-	600
Other long term assets	733	736

Total assets	$31,374	$86,648

Liabilities and shareholders’ equity

Current liabilities
Trade accounts payable	$987	$954
Payroll liabilities	711	604
Income, property and mining taxes	107	588
Royalty payable	-	19
Current portion of capital lease obligations and notes payable	4,377	925
Total current liabilities	6,182	3,090
Long-term portion of capital lease obligations and notes payable	-	364
Reclamation liability	4,769	4,613
Deferred income taxes	-	25
Total liabilities	10,951	8,092

Commitments and contingencies (note 15)
Shareholders’ equity

Preferred stock, $0.01 par value, 25,000,000 authorized, no shares issued and outstanding	-	-

Common stock, $0.01 par value 100,000,000 authorized, 39,273,989 and 34,596,387 shares issued and outstanding at December 31, 2014 and 2013, respectively	393	88,495
Additional paid in capital	91,937	-

Accumulated other comprehensive income	-	45
Retained earnings (accumulated deficit)	(71,907)	(9,984)
	20,423	78,556

Total liabilities and shareholders’ equity	$31,374	$86,648

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of United States dollars except share and per share amounts)
Years Ended December 31, 2014 and 2013

	2014	2013

Revenues	$6	$73
Expenses:
Troy Mine suspension related costs	4,282	12,141
Depreciation and depletion	110	32
Exploration and development	951	1,379
General & administrative:
Stock based compensation	419	618
Other	2,718	3,169
Gain on change in reclamation liability estimate	-	(2,276)
Impairment of property, plant and equipment	54,724	-
Accretion of reclamation liability	382	476
	63,586	15,539

Loss from operations	(63,580)	(15,466)

Other income (expenses):
Interest expense	(118)	(662)
Interest and other income	1,346	29
Gain on warrant derivatives	-	63
Gain (loss) on available for sale securities	429	(1,376)
Total other income (expenses)	1,657	(1,946)

Net loss before income taxes	(61,923)	(17,412)

Income tax benefit
Current income tax	-	(20)
Deferred income tax	-	5,857

Net loss	$(61,923)	$(11,575)
Other comprehensive income:
Unrealized (gain) loss on available for sale securities, net of tax	(45)	583

Comprehensive loss	$(61,968)	$(10,992)

Basic and diluted loss per share (note 18)	$(1.63)	$(0.33)

Weighted average number of basic and diluted shares outstanding	38,095,792	34,592,121

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Cash Flows
(expressed in thousands of United States dollars)
Years ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:

Net loss	$(61,923)	$(11,575)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	110	32
Accretion of reclamation liability	382	476
Deferred financing fee amortization	3	556
Stock based compensation	419	618
Gain on change in reclamation liability estimate	-	(2,276)
Gain on disposal of fixed assets	-	(22)
Deferred income tax benefit	-	(5,857)
Gain on warrant derivative	-	(63)
Gain on insurance recovery for damaged equipment	(785)	-
Impairment of property, plant and equipment	54,724	-
Accrued interest from restricted cash	(9)	(10)
Loss (gain) on sale of available for sale securities	(429)	407
Loss on impairment of available for sale securities	-	969
Adjustment for write down of inventory	1,246	198
Changes in:

Concentrate settlement receivables	-	363
Other receivables	59	(60)
Inventories	(1,686)	169
Prepaid expenses and deposits	114	436
Accounts payable and accrued liabilities	(360)	(3,113)
Net cash used in operating activities	(8,135)	(18,752)

Cash flows from investing activities:

Sale of short term investments	-	9,264
Proceeds from the sale of available for sale securities	959	352
Proceeds from insurance recovery	1,882	-
Proceeds from sale of fixed assets	-	35
Purchase of plant and equipment	(6,240)	(1,064)
Net cash provided by (used in) investing activities	(3,399)	8,587

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	3,416	120
Proceeds from new debt	5,000	-
Loan fees	(25)	-
Repayment of capital leases	(1,912)	(990)
Net cash provided by (used in) financing activities	6,479	(870)

Net increase (decrease) in cash and cash equivalents	(5,055)	(11,035)
Cash and cash equivalents, beginning of year	7,951	18,986
Cash and cash equivalents, end of year	$2,896	$7,951

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Cash Flows, continued
(expressed in thousands of United States dollars)
Years ended December 31,

Supplementary cash flow information:	2014	2013

Cash paid for interest	$113	$57
Cash paid for income taxes	-	192

Non cash transactions:
Other receivable for insurance recovery on damaged equipment	-	1,097

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Shareholders’ Equity
(expressed in thousands of United States dollars except for number of shares)

	Common Stock			Accumulated	Retained
			Additional	Other	Earnings	Total
			Paid in	Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance, January 1, 2013	34,492,387	$87,727	-	$(538)	$1,591	$88,780

Issue of shares for exercise of options	49,000	25		-	-	25
Issue of shares for exercise of warrants	55,000	125		-	-	125
Unrealized loss on marketable securities, net of tax	-	-		583	-	583
Stock-based compensation on options granted	-	618		-	-	618
Net loss for the year	-	-		-	(11,575)	(11,575)
			-
Balance, December 31, 2013	34,596,387	88,495		45	(9,984)	78,556
Reclassification due to change in par value of common shares		(88,149)	88,149	-	-	-
Issue of shares for exercise of options	158,500	2	77	-	-	79
Issue of shares	4,499,102	45	3,292	-	-	3,337
Issue of shares for compensation	20,000	-	16	-	-	16
Reclassification of gain on sale of marketable securities, net of tax	-	-	-	(45)	-	(45)
Stock-based compensation on options granted	-	-	403	-	-	403
			-
Net loss for the year	-	-		-	(61,923)	(61,923)

Balance, December 31, 2014	39,273,989	$393	$91,937	$-	$(71,907)	$20,423

See accompanying notes to the consolidated financial statements.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

1. Nature of operations and Liquidity

Revett Mining Company, Inc. (“Company”) (formerly known as Revett Minerals Inc.) was incorporated in Canada in August 2004 to acquire Revett Silver Company and undertake a public offering of its common shares, transactions that were completed in February 2005. Revett Silver Company, a Montana corporation, was organized in April 1999 to acquire the Troy mine (“Troy”) and the Rock Creek project (“Rock Creek”) from ASARCO Incorporated and Kennecott Montana Company, transactions that were completed in October 1999 and February 2000. Revett Mining Company changed its jurisdiction of incorporation (from Canada to Delaware) and its name (from Revett Minerals to Revett Mining Company) on February 18, 2014, following approval by shareholders at a special meeting held on January 24, 2014. The Company conducts business through four Montana corporations, all subsidiaries of its wholly-owned Revett Silver Company subsidiary: Troy Mine, Inc., RC Resources Inc., Revett Exploration, Inc. and Revett Holdings, Inc.

Troy is an underground silver and copper mine located in northwestern Montana. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance because of low metals prices. We restarted mining operations in late 2004 and commenced commercial production in early 2005. We operated Troy continuously until December 2012, when operations were suspended due to unstable ground conditions in portions of the mine. After an unsuccessful attempt to find an alternative route to our reserve mining areas, a decision was made to construct a new decline from the main haulage route to the North C Beds, giving access to the A and C Beds, and then continue to the undeveloped I Bed mining areas. After successfully reaching the North C Beds in the fourth quarter of 2014 and resuming limited ore production, the Company decided, due to low metal prices, to place the Troy Mine on care and maintenance. Development work to the I Beds ceased and the milling operations continued through the end of January 2015. An orderly shutdown took place during the month of February 2015 with the expectation that development and operations may resume in a more favorable metals price environment.

Liquidity Considerations and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payments on certain current liabilities and/or raising additional funds. The Company’s continued losses and lack of capital raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company has raised some additional capital in 2014 (See Note 11), the Company has not raised sufficient external financing to meet its obligations and provide access to Troy mine ore reserves. On March 26, 2015, the Company entered into an agreement and plan of merger with Hecla Mining Company (“Hecla”), pursuant to which, and subject to the approval of the Company’s shareholders and the satisfaction of other conditions specified in the agreement, the Company would merge with and into Hecla(See Note 20 – Subsequent events). If our proposed merger with Hecla is not completed, we will necessarily have to seek additional capital or consider other alternatives, which could include liquidating some or all of our assets in order to fund our debt and capital spending requirements. There is no assurance our financing efforts will be successful under current market conditions. Our business has been materially and adversely affected by the decline in copper and silver prices and by the suspension of commercial mining operations at Troy.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

Since the Troy mine has been placed into care and maintenance there is no assurance that the mine will resume production and therefore, the Company determined that there was impairment of its property, plant and equipment as of December 31, 2014 (see Note 5).

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

2. Changes affecting the 2014 consolidated financial statements and future accounting changes:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective, and upon adoption, will evaluate going concern based on this guidance.

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

(b) Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant areas requiring the use of estimates include the recoverability of mineral property, plant, and equipment, the determination of the reclamation, assumptions used in determining the fair value of stock-based compensation, determination of valuation allowances for recoverability of income tax assets, measurement of concentrate inventory, expected economic lives and rates for depreciation, depletion, and amortization, the fair value of certain financial instruments and the estimates of mineral reserves and mine life. Actual results may differ from these estimates.

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

(e) Revenue recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and no obligations remain, collection is reasonably assured, and price is reasonably determinable. Copper and silver concentrates are sold under pricing arrangements where final prices are determined by quoted metal prices in periods subsequent to the date of sale. Revenues are recorded at the time of sale based on forward prices for the expected date of final settlement and are re-valued at each period end. Therefore, revenue from the sale of metals in concentrate are subject to mark-to-market adjustments and adjustment upon final settlement of estimated metal prices, weights, and assays. Adjustments to revenue for metal prices are recorded monthly and other adjustments are recorded on final settlement. The Company establishes a provision for losses on accounts receivable if it becomes probable it will not collect all or part of the outstanding balance. The Company has reviewed collectability of the receivable balance and concluded that no reserve for uncollectable receivables was necessary at December 31, 2014. The Company’s receivables from its one customer have had no history of un-collectability.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

(f) Stock-based compensation:

The Company has an equity incentive plan which is described in Note 11. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Compensation costs related to stock options are included in administrative and general expenses.

(g) Loss per share:

Basic loss per common share is calculated using the weighted average number of common shares issued and outstanding during the year. Diluted loss per common share is calculated using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Stock options and warrants are included in the calculation of diluted earnings per common share only if earnings are positive and to the extent the market price of the common shares exceeds the exercise price of the stock options and warrants.

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
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

Management’s estimates are subject to risks and uncertainties of changes affecting the recoverability of the Company’s investment in its mineral property, plant, equipment, and mine development. Management's estimates of these factors are based on expected future conditions. Nonetheless, it is reasonably possible that in the near term, changes that would adversely affect management's estimate of net cash flows expected to be generated from its properties could occur. At December 31, 2014 the Company determined that an impairment write down of the long-lived assets was required (See Note 5).

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
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

(o) Other comprehensive income:

Other Comprehensive income (loss) includes all changes in equity from non-owner sources. All the activity in other comprehensive income (loss) relates to gains and losses on available for sale securities.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

4. Inventory

The major components of the Company’s inventory accounts are as follows as of December 31:

	2014	2013

Concentrate inventory	$1,248	$530
Material and supplies	3,325	3,603
	$4,573	$4,133

The Company recognized a loss of $1.2 million and $0.2 million, respectively, during the years ended December 31, 2014 and 2013 due to the decline in market value of concentrate inventory.

5. Mineral Property, Plant, Equipment, and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts as of December 31 are as follows:

	2014	2013

Troy:
Mineral reserves and development costs	$2,460	$18,322
Plant and equipment	2,320	13,931
Construction in progress	1,595	808
Buildings and structures	910	5,613
	7,285	38,674
Rock Creek:
Mineral properties	8,022	34,976

Other, corporate	953	4,330
Other, mineral properties	28	118
	16,288	78,098
Accumulated depreciation and depletion:
Troy property acquisition and development costs	-	(7,332)
Troy plant and equipment	-	(3,861)
Troy buildings and structures	-	(1,630)
	-	(12,823)
Other corporate assets	-	(167)
	-	(12,990)
	$16,288	$65,108

Due to the Troy mine being placed on care and maintenance and with no assurance that the mine will resume production, the Company determined that there was an impairment of property, plant and equipment as of December 31, 2014. The estimated fair value of the long-lived assets was determined using a market approach based on an accepted offer to sell the Company for $20.4 million (See Note 20 – Subsequent events). The impairment charge of $54.7 million was allocated to each long-lived asset class on a relative carrying value basis as per Accounting Standards Codification (“ASC”) 360-10. This impairment has resulted in a new cost basis for the property plant and equipment and future depreciation will be based on this carrying value.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

During the first ten months of 2014 and all of 2013, there was no depreciation and depletion expense associated with the Troy operations because there was no production. In late 2014 the Company resumed limited mill production resulting in some depreciation in 2014. The net book value of assets under capital leases at December 31, 2014 and 2013 was nil and $2.1 million, respectively. During the years ended December 31, 2014 and 2013, the Company capitalized labor, supplies, and construction costs relating to the development of the I-Bed section of the Troy Mine.

During 2013, certain equipment at the Troy Mine with a net book value of $1.1 million was damaged and deemed unusable. Included in Other Receivables at December 31, 2013 is $1.1 million which is the minimum amount expected to be recovered from our insurance carriers. The Company received $1.9 million in 2014 from the insurance carriers.

Included in other corporate assets is Revett Holdings Inc., a wholly owned subsidiary of Revett Silver Company, mitigation lands with a carrying value of $0.8 million ($3.6 million less impairment adjustment of $2.8 million). This land and other land not essential to our mining operations are designated as grizzly bear habitat mitigation land. The property costs for Rock Creek will be amortized when the property is placed into production, or written off if Rock Creek cannot be developed.

6. Available for sale securities

Available for sale securities are comprised of publically traded common stocks which have been valued using quoted market prices in active markets. The following table summarizes the Company’s available for sale securities at December 31:

2013

Cost	$1,499
Impairment charge	(969)
Unrealized gain	70
Fair value	$600

During the year ended December 31, 2014, the Company sold all of its available for sale equity securities for approximately $1.0 million, and recognized a gain of $0.4 million. During the year ended December 31, 2013, the Company sold a portion of its available for sale equity securities for gross proceeds of approximately $0.4 million and recognized a loss of $0.4 million. In addition, the Company recognized an impairment charge of $1.0 million during the 2013.

7. Warrant derivative liability

Some of the Company’s issued and outstanding common share purchase warrants had exercise prices denominated in a foreign currency (Canadian dollar). These warrants were required to be treated as a derivative liability as the amount of cash the Company was to receive on exercise of the warrants varied depending on the exchange rate. These warrants were classified as a derivative liability and recognized at fair value. Changes in the fair value of these warrants were recognized in earnings until the warrants were exercised or expired. The Company recognized a gain of $63 thousand from the change in fair value of the warrants for the year ended December 31, 2013.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
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

The following table presents the reconciliation of the fair value of the warrants for the year ended December 31, 2013:

2013

Balance, beginning of year	$93
Gain on warrant derivatives	(63)
Warrants exercised	(30)
Balance, end of year	$-

8. Restricted cash and other assets

On March 29, 2005, the Company purchased from a North American insurance company an environmental risk transfer program (the “ERTP”). The total spending for the ERTP was $8.4 million. Of this $8.4 million paid, $6.5 million was deposited in an interest-bearing account with the insurer (the “Commutation Account”). The Commutation Account principal plus interest earned are reserved exclusively to pay the Company's existing reclamation and mine closure liabilities at Troy. If the costs of reclaiming Troy are less than the value of the Commutation Account at that time, the Company will be entitled to a refund of the amount of the trust fund not expended. If the reclamation costs exceed the value of the Commutation Account, the insurance company will fund the excess up to a maximum limit of $16.8 million of total expenditures (including the amount funded by the Commutation Account). The policy expires in 2020 and the Company has not recorded a receivable related to the ERTP since it is not probable that any amounts will be realized from the insurance company (other than the amount in the Commutation Account) prior to the expiration of the policy. At December 31, 2014 and 2013, the Commutation Account balance was $6.5 million.

The remaining $1.9 million paid comprises premiums paid to the insurer and Montana state taxes on the ERTP transaction. This remaining amount is being amortized over the life of the Troy Mine on a units-of-production basis. At December 31, 2014, the balance for the prepaid insurance was $0.7 million, which is included in long term assets.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

9. Debt and capital lease obligations

At December 31, 2014 and 2013, the balance of the Company’s long-term debt and capital lease obligations were as follows:

	2014	2013
Capital leases and note payable	$4,377	$1,289
Less current portion	(4,377)	(925)
Long term portion	$-	$364

(a) Capital leases and note payable:

The Company entered into a new note payable in August 2014. The amount borrowed was $5 million with a 30 month term and a 6.25% interest rate. Monthly principal and interest payments are $0.2 million ($2.2 million annually). The note is collateralized by certain equipment at the Troy Mine. The Company used a portion of the proceeds to pay off the two remaining capital leases which principal balances were approximately $0.4 million. The total balance is recorded as current since the Company does not anticipate being able to pay the amounts due in 2015 and therefore, will be in default on the note.

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

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

Changes in the reclamation liability for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Reclamation and remediation liability, beginning of year	$4,613	$5,598
Reduction in present value of liability due to mine life extension and change in estimated costs, net	(226)	(1,461)
Accretion expense	382	476
Reclamation and remediation liability, end of year	$4,769	$4,613

In 2013, the estimated end of the operating life of Troy was extended from 2020 to 2026, as a result, the increase in mineral reserves resulted in an overall decrease of the reclamation and remediation liability for 2013. In 2014, the estimated end of the operating life of Troy was extended from 2026 to 2027. The total undiscounted amount, without consideration of inflation, of the estimated future expenditures required to settle the environmental remediation obligation at December 31, 2014 was $8.5 million. The environmental remediation expenditures are expected to start beginning in 2028. Without consideration of inflation, the Company discounted the obligation using the historical discount rate at the time the reclamation liability was established of 8.5%. The incremental increase in the liability as a result of additional inflation cost due to increase in mine life was added as new layers in 2014 and 2013, and discounted at the Company’s current credit-adjusted risk-free rate of 7.25% for both layers, respectively. Other assumptions used by management to determine the carrying amount of the asset retirement obligation are: labor costs based on current market place wages required to hire contractors to carry out reclamation activities; market risk premium for unforeseeable circumstances; and the rate of inflation, over the expected years to settlement.

11. Share Capital

Common stock:

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

During the year ended December 31, 2014, the Company issued 158,500 common shares on exercise of stock options for cash proceeds of $79 thousand, issued 4,499,102 common shares on sale of common shares through a private placement for cash proceeds of $3.3 million and issued 20,000 common shares for compensation with a fair value of $16 thousand.

During the year ended December 31, 2013, the Company issued 49,000 common shares on exercise of stock options for cash proceeds of $0.03 million, and issued 55,000 common shares on exercise of warrants for cash proceeds of $0.1 million.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

Preferred Stock:

The Company is authorized to issue an unlimited number of no par preferred stock. The Company’s Board of Directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences, and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At December 31, 2014 and 2013, no preferred stock was issued or outstanding.

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

The Plan authorizes the Company to reserve and have available for issue 1,930,039 shares of common stock as of December 31, 2014 and 3,076,500 options are issued and outstanding. As of December 31, 2014, the intrinsic value of options outstanding and exercisable was $ nil. As of December 31, 2014 and 2013, there was no unrecognized compensation cost related to unvested stock options.

As of December 31, 2014, the following stock options were outstanding:

Options	Options	Exercise	Expiration
Granted	Exercisable	Price	Date

183,000	183,000	2.15	March 30, 2015
10,000	10,000	1.17	September 6, 2015
7,500	7,500	2.16	September 22, 2015
6,500	6,500	4.98	September 22, 2015
7,000	7,000	4.18	September 22, 2015
25,000	25,000	0.79	September 22, 2015
20,000	20,000	2.50	November 1, 2015
2,500	2,500	5.93	September 6, 2016
20,000	20,000	1.17	September 6, 2016
470,500	470,500	4.98	March 21, 2016
15,000	15,000	1.26	August 26, 2016
60,000	60,000	0.79	March 29, 2017
596,500	596,500	4.18	April 1, 2017

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

20,000	20,000	3.77	May 3, 2017
610,500	610,500	2.16	March 21, 2018
957,500	957,500	0.79	March 29, 2019
30,000	30,000	0.77	May 29, 2019
20,000	20,000	1.00	August 19, 2019
15,000	15,000	1.20	August 19, 2019
3,076,500	3,076,500	$2.50

The summary of stock options granted and outstanding is as follows:

	2014		2013
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of shares	price	of shares	price

Outstanding, beginning of year	2,511,500	$3.28	2,452,000	$3.86
Granted	1,155,000	0.80	1,124,500	2.13
Cancelled or forfeited	(431,500)	3.23	(1,016,000)	3.54
Exercised	(158,500)	0.50	(49,000)	0.52

Outstanding, end of year	3,076,500	$2.50	2,511,500	$3.28

Options exercisable	3,076,500	$2.50	2,511,500	$3.28

The weighted average fair value of options granted during the years ended December 31, 2014 and 2013 was $0.35 and $0.46 per share, respectively. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

(i)	Risk-free interest rate: 0.24% to 0.68% (2013 – 0.33% to 0.97%).

(ii)	Expected life: 1.5 – 2.5 years (2013– 2.0 – 3.0 years).

(iii)	Volatility: 69% - 87% (2013 – 52% - 60%).

(iv)	Expected dividends – nil.

The Company has utilized the simplified method to determine the expected term assumption in the fair value calculation for stock options granted during the years ended December 31, 2014 and 2013. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

Total stock-based compensation recognized during the years ended December 31, 2014 and 2013 was $0.4 million and $0.6 million, respectively. During 2014 and 2013, a total of $0.2 million and $0.4 million stock option compensation was attributable to the Troy Mine employees and is included in the amounts reported in general and administrative expense.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

Stock Purchase Warrants:

There were no stock purchase warrants outstanding at December 31, 2013. During the year ended December 31, 2014, the Company issued 2,249,549 stock purchase warrants for the purchase of common shares of Revett Mining Company, Inc. These warrants have an exercise price of $1.00 and expire in March 2016.

No warrants were exercised or expired during the year ended December 31, 2014. For the year ended December 31, 2013, no warrants were issued, 55,000 warrants were exercised and 1,108,438 warrants expired.

12. Income taxes

The Company’s income tax benefit for the years ending December 31 is as follows:

	2014	2013
Federal:
Current	$-	$20
Deferred	-	(5,250)
Total Federal	-	(5,230)

State:
Current	-	-
Deferred	-	(607)
Total income tax benefit	$-	$(5,837)

Domestic and foreign components of loss from operations before income taxes for the years ended December 31, are as follows:

	2014	2013

Domestic	$(61,835)	$(17,200)
Foreign	(88)	(212)
Total	$(61,923)	$(17,412)

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to the pre-tax loss. The reasons for the differences are as follows:

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

	2014			2013

Income tax at statutory rate	$(21,673)	(35.0%	)	$(6,094)	(35.0%	)
Effect of state taxes	(2,505)	(4.0)%		(791)	(4.4%	)
Effect of foreign taxes	-	-		25	0.1%
Forfeiture of Canadian tax attributes	2,787	4.5%		-	-
Change in valuation allowance	20,878	33.7%		3,350	19.2%
Percentage depletion	-	-		(2,503)	(14.4%	)
Stock based compensation	140	0.2%		179	1.0%
Other	373	0.6%		(3)	-
Income tax benefit	-	0.0%		$(5,837)	(33.5%	)

The significant components of the Company’s deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred income tax assets:
Reclamation and remediation	$1,865	$1,803
Net operating losses:
United States	20,722	16,826
Canada	-	2,764
Mineral property, plant and equipment	3,026	-
Other assets	1,330	2,015
	26,943	23,408
Valuation allowance	(26,943)	(6,065)
Deferred income tax assets	-	17,343

Deferred income tax liabilities:
Mineral property, plant, and equipment	-	(17,343)
Investments	-	(25)
Net deferred income tax liability	$-	$(25)

Current deferred tax asset (liability)	$-	$-
Long term deferred tax asset (liability)	-	(25)
Net deferred income tax liability	$-	$(25)

As of December 31, 2014 and 2013, management of the Company used the guidelines contained in ASC 740 and evaluated the positive and negative evidence available to determine whether a valuation allowance against the deferred tax assets should be established. Management has determined that the Company’s negative evidence of a cumulative loss position after significant permanent differences and the lack of future taxable income based on current conditions regarding the Troy mine outweighed the positive evidence. Management believes that it is more likely than not the deferred tax assets will not be recovered. Therefore a valuation allowance equal to 100% of the net deferred tax assets has been recorded.

At December 31, 2014 and 2013, the Company has United States net operating loss carry forwards of approximately $53.9 million and $43.8 million, respectively, that expire at various dates between 2024 and 2034. Montana State net operating losses of approximately $41.9 million and $34.4 million, respectively, expire at various dates between 2015 and 2021.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

The Company has a net capital loss carry forward of approximately $0.1 million and $1.4 million that expires in 2017 and 2018, respectively, and $0.6 million of AMT credits that do not expire.

During the year ended December 31, 2014, the Company exited Canada (see Note 1). Approximately $10.6 million of Canadian net operating loss carry forwards from 2013 were forfeited at that time.

The Company has no unrecognized tax benefits as of December 31, 2014 or 2013, and there was no change in unrecognized tax benefits during the current year. The Company has not provided for any interest or penalties associated with any uncertain tax positions. If interest and penalties were to be assessed, the Company’s policy is to charge interest to interest expense, and penalties to other operating expense. It is not anticipated that there will be any significant changes to unrecognized benefits within the next 12 months. Currently tax years 2012-2014 remain open for examination by the United States taxing authorities. Net operating losses prior to 2012 could be adjusted during an examination of open years.

13. Comprehensive income

The components of other comprehensive income for the years ended December 31, are as follows:

	2014	2013

Unrealized gain (loss) on available for sale securities before tax	$359	$(479)

Deferred tax benefit (expense)	-	168
Unrealized gain (loss) on available for sale securities, net of tax	359	(311)

Reclassification of net (gain) loss on sale included in net loss	(429)	1,376
Deferred tax provision	25	(482)
Unrealized (gain) loss on available for sale securities, net of tax	$(45)	$583

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
Years ended December 31, 2014 and 2013
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

The following represent changes in fair value gains on derivative instruments during the year ended December 31, 2013:

2013

Revenue	$628
Gain on warrant derivative	63

15. Commitments and Contingencies

Litigation

As at December 31, 2014, there are no legal proceedings outstanding for either the Company or any of its subsidiaries.

Operating Leases

The Company has entered into a number of operating leases relating to equipment used in the production and transportation of the copper concentrate produced at Troy. All such leases expire in 2015 and many may be renewed annually. Total operating lease expense recognized for the years ended December 31, 2014 and 2013 was $0.4 million and $0.4 million, respectively. The obligations in 2015 under the terms of these leases are $0.4 million.

Royalty

There is a 3% gross smelter return payable to Royal Gold over the life of the Troy Mine commencing with production on and after July 1, 2010. There is also a 1% net smelter return payable to Royal Gold over the life of the Rock Creek Mine commencing when commercial production is achieved.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

Retirement Plan

The Company maintains a discretionary defined contribution plan, which is available to all employees after completion of one month of service. The Company may, at its discretion, match an employee’s contribution up to 5% of the employee’s compensation. The Company can also choose to make additional contributions. The Company’s contributions were approximately $0.2 million in 2014 and $0.2 million in 2013.

16. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, available for sale securities, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their short time to maturity or ability to immediately convert them to cash in the normal course. The carrying value of concentrate settlement payable or receivable is marked to market each month using quoted forward prices as of the last trading day of each month, and accordingly are recognized at fair value. The carrying values of capital lease and notes payable obligations approximate fair market values as they are based on market rates of interest.

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

Fair Value Measurement on a Recurring Basis
	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$2,896	$2,89	$-	$-

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$7,951	$7,951	$-	$-
Available for sale securities	600	600	-	-

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
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

At December 31, 2014, the Company recorded an impairment loss on its property and equipment based upon its estimated fair value as follows:

Fair Value Measurement on a Nonrecurring Basis
	December 31, 2014
		Impairment Loss
	Level 3	Recognized
Property and Equipment	$16,288	$54,724

The net carrying value of property and equipment was $71.0 million prior to the impairment loss. The estimated fair value at December 31, 2014 was determined using the market approach which was based upon an accepted offer to sell the Company (See Note 20 – Subsequent events). The key variable utilized was the price per share included in the accepted offer. Because the fair value was based on unobservable inputs, the valuation is classified within Level 3 of the fair value hierarchy.

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

18. Loss Per Common Share

Options and warrants to purchase 5,326,049 and 2,511,500 shares of the Company’s common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2014 and 2013, respectively, because they were anti-dilutive.

Revett Mining Company, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2014 and 2013
(expressed in thousands of United States dollars unless otherwise stated)

19. Related Party Transactions

Trafiguara AG has a contract to purchase the silver and copper concentrates produced at Troy. Trafigura Beheer B.V., which is affiliated with Trafigura AG, is the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. Trafigura AG did not pay us anything during the years ended December 31, 2014 and 2013, owing to the fact that we produced no concentrate at Troy during the period.

20. Subsequent Events

On March 26, 2015, the Company entered into an agreement and plan of merger with Hecla, pursuant to which, and subject to approval of the Company’s shareholders and the satisfaction of other conditions specified in the agreement, the Company would merge with and into Hecla in a share exchange transaction in which the Company’s stockholders would receive 0.1622 share of Hecla common stock for each share of common stock of the Company. Total consideration of $0.52 per share is payable in shares of Hecla’s common stock using an exchange ratio of 0.1622 shares for every share of the Company. The total fair value of this offer is approximately $20.4 million. This offer to merge is not complete and is subject to the Company’s shareholders approval, which may or may not happen until mid-2015.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of December 31, 2014. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as at December 31, 2014, our disclosure controls and procedures effectively ensured that information required to be disclosed by us in the reports we file under the Exchange Act is being gathered, reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is communicated to management, including our chief executive officer and the chief financial officer, in a manner that affords them the opportunity to make timely disclosure decisions.

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

We have evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (1992). This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that our internal control over financial reporting was effective as of December 31, 2014. Our evaluation of the effectiveness of our internal control over financial reporting in future periods may differ due to changing conditions or non-compliance with the policies and procedures we have established.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

Item 9B. Other Information.

Any information that was required to be disclosed by us on Form 8-K during the fourth quarter of the year ended December 31, 2014 has been disclosed.

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

Director or Executive Officer	Age	Position
John G. Shanahan (1) (5)	55	President, Chief Executive Officer and Director
Kenneth S. Eickerman	57	Chief Financial Officer
Douglas Miller	61	Vice-President of Operations
Monique Hayes	49	Corporate Secretary
Douglas Stiles	41	Vice President of Planning
Timothy R. Lindsey (1) (2) (3) (5)	62	Chairman of the Board of Directors

Albert F. Appleton (1) (2) (4)	70	Director
Larry M. Okada (2) (3) (4)	65	Director
John B. McCombe (3) (4) (5)	54	Director

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

Monique Hayes. Ms. Hayes was appointed Corporate Secretary in December 2010. She has ten years of investor relations, corporate governance and regulatory filing experience in the mining industry and over ten years of general advertising, communications and brand management experience. Prior to joining Revett Silver in March 2009, Ms. Hayes was employed by Sterling Mining, WhiteRunkle Advertising and Studio Interactive, where she held management and leadership roles in investor relations, corporate communications, administration and human resources.

Douglas Stiles. Mr. Stiles was appointed Vice President – Planning in August 2014. He has extensive U.S. and international environmental regulatory experience and managed his own technical services firm immediately before joining Revett. Mr. Stiles was the Corporate Environmental Engineering Manager of Coeur Mining from 2012 to 2013, and served in a number of leadership roles including Assistant General Manager and Environmental Manager for Quadra FNX Mining’s Carlota Copper Mine from 2008 to 2011. He has also held senior roles in management and engineering for Veriforce (from 2006 to 2008), TransCanada (from 2001 to 2006) and Hecla Mining Company (from 1997 to 2001). Mr. Stiles holds a bachelor of science degree in environmental engineering from Montana Tech and is a Registered Professional Engineer (P.E.) in Washington.

Timothy R. Lindsey. Mr. Lindsey has over thirty-five years of technical and executive leadership in energy and mineral exploration, production and business development in the U.S., Canada, Africa, Europe, Latin America, the CIS and Asia-Pacific. Early in his career he worked as an exploration geologist on several base-metal projects including both the Troy and Rock Creek deposits. From 1975 until 2003, Mr. Lindsey held various senior management positions with Marathon Oil in both U.S. and International exploration and production. He was employed by The Houston Exploration Company from 2003 to 2005 as Senior Vice President. From March 2005 to the present, Mr. Lindsey has been a Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues. He has served on both public and private company boards and currently serves (since 2006) as a director for Daybreak Oil and Gas. Mr. Lindsey received a Bachelor of Science in geology from Eastern Washington University and completed graduate studies in economic geology at the University of Montana. He also completed the Advanced Executive Program at Northwestern University and is a member of several professional associations. Mr. Lindsey was appointed a Director and Chairman of the Board in April 2009, and is currently Chairman of the Compensation Committee.

On October 15, 2010, Canadian Sahara Energy Inc., with whom Mr. Lindsey was affiliated as an officer and a director, filed a Notice of Intention to File a Proposal under the Bankruptcy and Insolvency Act (Canada). An action to stay legal proceedings in another court involving title to a disputed oil and gas asset located in North Africa, not because was unable to pay funds to any creditors with whom it did business. The company expects to emerge with a certification of full performance once a reorganization proposal is made and accepted by the Canadian courts.

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

Corporate Governance Practices and Policies.

Our corporate governance practices and policies are administered by a board of directors (the “Board”) and by committees of the Board appointed to oversee specific aspects of our management and operations, pursuant to written charters and policies adopted by the board and such committees.

Independence of the Board. Our Board is comprised of five directors, four of whom are independent based on the definition of independence under section 803A of the NYSE MKT Company Guide. The independent directors are Timothy R. Lindsey, Larry Okada, Albert F. Appleton and John B. McCombe. The non-independent director is John G. Shanahan, who also serves as our president and chief executive officer. The independent directors meet outside the presence of management and Mr. Shanahan prior to or during most regularly scheduled meetings of the board. During the year ended December 31, 2014, the Board met four times and the independent members of the Board met separately three times.

The following directors are also directors of other reporting issuers:

Name	Issuer
Timothy R. Lindsey	Daybreak Oil and Gas, Inc. (DBRM.OB)
Larry M. Okada
Eurasian Minerals, Inc. (TSX)
Forum Uranium Corp. (TSXV)
Rokmaster Resources Corp. (TSXV)

Board Meetings. The Board is headed by a chairman, a position that is currently held by Mr. Lindsey. The following table sets forth the attendance record of each director for all Board meetings held since the beginning of our fiscal year ended December 31, 2014:

Name	Number of Board Meetings Attended
Timothy R. Lindsey	4 out of 4
Larry Okada	4 out of 4
Albert F. Appleton	4 out of 4
John G. Shanahan	4 out of 4
John B. McCombe	4 out of 4

The Board does not have a policy concerning director attendance at our annual stockholder meetings. Two directors were present at our 2013 annual meeting held in June of 2014.

Board Charter. The Board has adopted a charter that among other things defines the role of the board as overseeing, directly and through its committees, our business and affairs, which are conducted through our officers and employees under the direction of the chief executive officer. The charter mandates that the Board act in the best interests of the Company and its stockholders at all times. The Board discharges its responsibilities directly and through five standing committees: the Compensation Committee; the Audit Committee; the Corporate Governance and Nominating Committee; the Environmental Committee; and the Safety Committee.

The Board has reviewed and approved the mandate, structure and composition of each of these committees. The Board has also reviewed its leadership structure, including the fact that it has an independent chairman, and has concluded that it is appropriate. One of the functions of the Board is to assess the major risks facing the Company, and to review and monitor the manner in which those risks are managed.

Position Descriptions. The Board has adopted a position description for the chairman of the Board and the chair of each standing committee of the Board. The chairman of the Board is responsible for chairing all meetings of directors, managing the board and enhancing its effectiveness, acting as a liaison between the Board and management to promote a professional and constructive culture and, at the request of the Board, representing the Company to community groups, governmental agencies, the stockholders and other external stakeholders. The chairs of the Audit Committee, the Compensation Committee, the Environmental Committee, the Safety Committee and the Corporate Governance and Nominating Committee are responsible for overseeing the discharge of the duties specified in each committee’s charter.

The Board has also adopted a position description for the chief executive officer, whose primary role is to effectively and efficiently manage the company, meet the Board’s priorities, goals and objectives, and do so with a view toward the best interests of the Company and its stockholders.

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

Composition of Committees of the Board. The following table sets forth information as of the date of this report concerning the composition of our committees of the board of directors and the number of committee meetings held during the year ended December 31, 2014:

Corporate
Governance
and
	Audit	Compensation	Safety	Environmental	Nominating
Director	Committee	Committee	Committee	Committee	Committee
John G. Shanahan			X	X
Timothy R. Lindsey	X	Chair	X	X
Albert F. Appleton		X		Chair	X
Larry M. Okada	Chair	X			Chair
John B. McCombe	X		Chair		X
2014 Meetings	4	1	4	4	1

Audit Committee.

Composition and Responsibilities. The Audit Committee is comprised of three or more members of the Board who are independent and operates pursuant to a charter adopted by the Board. The charter generally authorizes the committee to assist the board in overseeing our financial reporting, financial control, risk management and stockholder communications. The Audit Committee is responsible for:

•	recommending the independent auditors for appointment or re-appointment by stockholders and reviewing the appropriateness and reasonableness of the proposed audit fees;

•	overseeing the work of the independent auditors, including the resolution of disagreements between management and the independent auditors concerning financial reporting;

•

obtaining timely reports from the independent auditors describing, among other things, critical accounting policies and practices and alternative treatments of information that were discussed with management;

•

reviewing and, if appropriate, recommending board of director approval of our annual audited financial statements, quarterly interim unaudited financial statements, management discussion and analysis, earnings news releases and any other audited or unaudited financial information contained in public disclosure documents, prior to their filing or dissemination;

•	reviewing and approving our hiring policies as they affect current or former partners or employees of our independent auditors or former independent auditors;

•	confirming that the independent auditors have submitted a formal statement relating to the objectivity and independence of the independent auditors;

•	overseeing any related party transactions; and

•	performing such other activities as are consistent with the Audit Committee’s charter and governing law that the committee or the Board deem necessary or appropriate.

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

The Audit Committee meets no less often than quarterly. A minimum of two and at least 50% of the members of the committee present either in person or by telephone constitute a quorum for the conduct of committee business. Whenever a vacancy occurs, the remaining members may exercise all of their powers and responsibilities of the committee so long as a quorum of the committee members remains in office. Matters voted upon by the committee are decided by a majority of votes cast at the meeting. The committee may also take action in lieu of a meeting with the unanimous written consent of all the members. All decisions or recommendations of the committee require Board approval prior to implementation. The committee is required to keep a written record of its meetings, which are submitted to the Board.

Current Members. The Audit Committee is presently comprised of Mr. Okada, Mr. Lindsey and Mr. McCombe, with Mr. Okada serving as chairman. Mr. Okada is an “audit committee financial expert” within the meaning of Regulation S-K, Item 407(d)(5) During the year ended December 31, 2014, the committee met four times. Each committee member was present at each such meeting. The Audit Committee’s charter can be found on our website.

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

Audit Committee Report.

The Board has adopted a charter for the Audit Committee that sets out the committee’s mandate, organization, powers and responsibilities. The Audit Committee charter complies with Rule 10A-3 of the Exchange Act and the requirements of the NYSE MKT.

The Audit Committee has certain oversight responsibilities with respect to the company’s audited financial statements, including those included in this report. In exercising these responsibilities, the Audit Committee reviewed the 2014 financial statements with management and our independent auditors. It also reviewed the accounting principles, practices and judgments that support the presentation of such financial statements, and the adequacy and clarity of the notes to the financial statements.

Since the commencement of the company’s most recently completed fiscal year, the Board has not failed to adopt a recommendation of the Audit Committee to nominate or compensate an independent auditor. The Audit Committee has adopted specific policies and procedures for the engagement of non-audit services.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in this report for the year ended December 31, 2014. The Board concurred with the committee’s recommendation.

Submitted by the members of the Audit Committee Larry Okada (Chairman) Timothy R. Lindsey John B. McCombe

Compensation Committee.

Composition and Responsibilities. The purpose of the Compensation Committee is to assist the Board in overseeing compensation matters and issues. The committee’s mandate specifies that it is responsible for:

•	overseeing the development and administration of competitive policies, including policies dealing with compensation and benefits, in order to attract and retain employees of the highest standards;

•	reviewing the results of the evaluation of the performance of other senior officers by the chief executive officer and in consultation with the chief executive officer making recommendations to the Board concerning compensation arrangements for individual senior officers and directors;

•	conducting and reporting to the Board regarding an annual performance review of the chief executive officer, including a review of the corporate goals and objectives relevant to the compensation of the chief executive officer, an evaluation of the performance of the chief executive officer in light of those goals and objectives and determination of the chief executive officer’s compensation based on this evaluation;

•	reviewing and making recommendations to the Board concerning our equity incentive plans, and reviewing allocations of benefits under the plan;

•	adopting a compensation philosophy for senior officers, and administering a compensation program in accordance with the philosophy; and

•	periodically reviewing our management succession program.

The Compensation Committee meets at least annually to consider and makes recommendations to the Board . Typically, our chief executive officer makes recommendations to the committee concerning individual salary levels, incentive bonuses and other forms of compensation for all of the executive officers other than himself; these recommendations are then reviewed and submitted to the full Board for approval. The Compensation Committee makes its own determination concerning the chief executive officer’s compensation. It also annually reviews the adequacy of director compensation. In general the Compensation Committee strives to ensure that our directors and executive officers are being compensated at competitive levels, that their compensation reflects our performance, and that it is aligned with the interests of our stockholders. In carrying out its mandate, the Compensation Committee is authorized to hire independent counsel and such other advisors as it deems necessary. The Compensation Committee also prepares an annual report regarding executive compensation.

Current Members. The Compensation Committee is presently comprised of Mr. Lindsey, Mr. Appleton and Mr. Okada, with Mr. Lindsey serving as chairman. The committee met one time during the year ended December 31, 2014. Each committee member was present at each such meeting. The Compensation Committee’s charter can be found on our website.

Compensation Committee Interlocks and Insider Participation. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) or as a director of another entity having an executive officer or officers who served on our Compensation Committee during the year ended December 31, 2014. Further, none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity having an executive officer who served as one of our directors during the year.

The Compensation Committee did not retain any outside consultants or advisors during the year ended December 31, 2014.

Corporate Governance and Nominating Committee.

Composition and Responsibilities. Our Corporate Governance and Nominating Committee is comprised of three or more members of the Board. The primary functions of the committee are to assess the effectiveness of the board as a whole, the committees of the Board and its individual members, periodically review and assess our governance practices, review and assess the qualifications of nominees to the Board and orient new directors. During the year ended December 31, 2014, the chairman of the Board evaluated director performance either by interviewing each director or by having each director complete and submit a written questionnaire.

The Corporate Governance and Nominating Committee is responsible for establishing the qualifications and skills necessary for members of the Board (as well as the skills and competencies the Board needs as a whole) and procedures for identifying possible nominees who meet these criteria. In discharging these responsibilities, the Corporate Governance and Nominating Committee considers diversity, age, skills and such other factors as it deems appropriate. That said, the committee has not adopted a formal diversity policy; it only evaluates these factors, and others, without weighting them or giving them any relative priority. The Corporate Governance and Nominating Committee considers each individual candidate within the context of the current perceived needs of the board as a whole.

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

Neither the Corporate Governance and Nominating Committee nor the Board paid any fees to any third party to assist in the process of identifying or evaluating director candidates during the year ended December 31, 2014.

Current Members. The Corporate Governance and Nominating Committee is presently comprised of Mr. Appleton, Mr. Okada and Mr. McCombe, with Mr. Okada serving as chairman. The committee met one times during the year ended December 31, 2014. Each committee member was present at each such meeting. The Corporate Governance and Nominating Committee’s charter can be found on our website.

Environmental Committee.

Composition and Responsibilities. The Environmental Committee assists the board in overseeing environmental stewardship and is comprised of three directors, one of whom is designated by the Board to serve as chair. Its specific responsibilities are to:

•	establish and recommend environmental goals, policies and programs;

•	make inquiries of management concerning our compliance with applicable environmental laws, rules, regulations and standards;

•	receive reports concerning our compliance with environmental policies and programs, establish plans to correct any compliance deficiencies, and report the status of such matters to the board of directors;

•	periodically review the following items with management: our policies regarding environmental risk assessment and management; those environmental exposures that pose major financial risk to us, and the steps management has taken or proposes to take in order to monitor and control such exposures; the effect of relevant environmental regulatory initiatives and trends; and material environmental claims, demands and legal proceedings that have been asserted against us or are threatened;

•	review our environmental record of performance and any proposed actions based on our record of performance with management; and

•	apprise the Audit Committee of significant changes in financial risk exposures or potential disclosure issues arising from or relating to environmental matters.

Current Members. The Environmental Committee is presently comprised of Mr. Shanahan, Mr. Appleton and Mr. Lindsey, with Mr. Appleton serving as chairman. The committee met four times during the year ended December 31, 2014. Each committee member was present at each such meeting.

Safety Committee.

Composition and Responsibilities. The Safety Committee assists the Board in overseeing occupational safety issues and is comprised of three directors, one of whom is designated by the Board to serve as chair. Its specific responsibilities are to:

•	establish and recommend safety goals, policies and programs;

•	make inquiries of management concerning our compliance with applicable safety laws, rules, regulations and standards;

•	receive reports concerning our compliance with safety policies and programs, establish plans to correct and compliance deficiencies, and report the status of such matters to the Board;

•

periodically review the following items with management: our policies regarding safety- related risk assessment and management; those safety-related exposures that pose major financial risk to us, and the steps management has taken or proposes to take in order to monitor and control such exposures; the effect of relevant safety regulatory initiatives and trends; and material safety-related claims, demands and legal proceedings that have been asserted against us or are threatened;

•	review our record of performance on safety matters and any proposed actions based on our record of performance with management; and

•	apprise the Audit Committee of significant changes in financial risk exposures or potential disclosure issues arising from or relating to safety matters.

Current Members. The Safety Committee is presently comprised of Mr. Shanahan, Mr. McCombe and Mr. Lindsey, with Mr. McCombe serving as chairman. The committee met four times during the year ended December 31, 2014. Each committee member was present at each such meeting.

Communications to the Board.

Stockholders may communicate directly with the Board or any director by writing to the Board or a director in care of the corporate secretary at Revett Mining Company, Inc., 11115 East Montgomery, Suite G, Spokane Valley, Washington 99206 or by faxing their written communication to the corporate secretary at (509) 891-8901. Stockholders may also communicate to the Board or any director by calling the corporate secretary at (509) 921-2294. The corporate secretary will review any communication before forwarding it to the Board or the director, as the case may be.

Item 11. Executive Compensation.

Summary Compensation Table. The following table summarizes the compensation for the fiscal years ended December 31, 2014, 2013 and 2012 of our principal executive officer, principal financial officer and our three other executive officers as of December 31, 2014.

				Option	All Other
Name and		Salary	Bonus(1)	Awards(2)	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
John G. Shanahan President and Chief Executive Officer(3)	2014 2013 2012	264,000 308,000 322,500	- - 87,000	34,400 27,920 90,345	- - -	298,400 355,920 499,845
Kenneth S. Eickerman(3) Treasurer and Chief Financial Officer	2104 2013 2012	140,400 140,400 139,500	- - 12,000	12,040 13,960 36,138	- - -	152,440 154,360 187,638
Douglas Miller(3) Vice President of Operations	2014 2013 2012	160,000 160,000 153,331	- - 41,500	31,410 20,940 45,173	- - -	191,410 180,940 240,004
Monique Hayes(3) Secretary	2014 2013 2012	88,000 88,000 86,625	- - 22,000	12,040 13,960 36,138	- - -	100,040 101,960 144,763
Douglas Stiles	2014	67,917	-	9,705	-	77,622
Carson Rife (3)(4)(5) Vice President and Chief Operating Officer	2014 2013 2012	- - 223,655	- - 51,500	- - 54,207	- - -	- - 329,362

(1)	Bonuses for the year ended December 31, 2011 relate to performance during that year but were awarded in April 2012.

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

(4)	Mr. Rife resigned from the company on April 30, 2012.

Grants of Plan-Based Awards. The following table sets forth information concerning equity incentive plan awards that were granted to our principal executive officer, principal financial officer and our two other executive officers during the year ended December 31, 2014. None of the persons depicted in the table received stock awards or non-equity incentive plan awards during the year. None of such incentive plan awards are contingent on the achievement of performance goals.

Grants of Plan-Based Awards
		Estimated Future Payouts under			Other		Grant
		Equity Incentive Plan Awards			Option	Exercise	Date
		Threshold	Target	Maximum	Awards	Price	Value
Name	Grant Date	(#)	(#)	(#)	(#)	($)	($)
John G. Shanahan	3/31/2014	-	n/a	n/a	100,000	0.79	31,410
Kenneth S. Eickerman	3/31/2014	-	n/a	n/a	35,000	0.79	12,040
Monique Hayes	3/31/2014	-	n/a	n/a	35,000	0.79	12,040
Douglas Stiles	5/30/2014	-	n/a	n/a	30,000	0.77	9,705
Douglas Miller	3/31/2014	-	n/a	n/a	45,000	0.79	31,410

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth information concerning the outstanding equity awards at December 31, 2014 held by our principal executive officer, principal financial officer and our three other executive officers:

Outstanding Equity Awards at Fiscal Year-End
	Equity Incentive Plan Awards:
	Number of Securities		Number of
			Securities
	Underlying		Underlying
	Unexercised Options		Unexercised	Average	Option
	Exercisable	Un-exercisable	Unearned Options	Exercise Price	Expiration
Name	(#)	(#)	(#)	($)	Dates
John G. Shanahan	260,000	0	0	2.45	2015-2019
Kenneth S. Eickerman	105,000	0	0	2.62	2015-2019
Monique Hayes	95,000	0	0	2.67	2016-2019
Douglas Stiles	30,000	0	0	0.77	2019
Douglas Miller	151,000	0	0	2.96	2015-2019

Options Exercised in Last Fiscal Year. Our chief executive officer and the chairman of our Board each exercised stock options to purchase 55,000 shares of common stock during the year ended December 31, 2014.

Securities Currently Authorized for Issuance under Equity Incentive Plans. The following table sets forth information as of December 31, 2014 concerning securities authorized for issuance pursuant to our equity compensation plans.

Number of securities remaining
Number of securities to be		available for future issuance
issued upon exercise of	Weighted average exercise	under equity compensation plans
outstanding options, warrants	price of outstanding options,	(excluding securities reflected
and rights	warrants and rights	in column (a))

(a)	(b)	(c)

3,076,500	$2.50	1,930,039

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

Our employment agreement with Mr. Shanahan is dated January 1, 2010 and was amended on January 30, 2015. It provides for an annual base salary of $330,000, subject to periodic adjustments. If Mr. Shanahan’s employment is terminated without cause, or, if he is terminated following a change of control event or other than for good reason, he is entitled to 18 months of salary and twelve months of benefits. Mr. Shanahan may terminate the agreement unilaterally upon 5 days’ notice. On November 15, 2013, Mr. Shanahan agreed to temporarily reduce his annual base salary to $264,000.

Our employment agreement with Mr. Eickerman is dated May 30, 2007 and was amended on January 16, 2010 and again on January 30, 2015. It provides for a current base salary of $140,400, subject to periodic adjustment. If Mr. Eickerman’s employment is terminated without cause, or if he is terminated following a change of control event or other than for good reason, he is entitled to 18 months of salary and twelve months of benefits. Mr. Eickerman may terminate the agreement unilaterally upon 5 days’ notice.

Our employment agreement with Mr. Miller is dated April 1, 2004, and was amended on September 1, 2009, October 1, 2012 and January 30, 2015. It provides for a current base salary of $160,000, subject to periodic adjustment. If Mr. Miller’s employment is terminated without cause, or if he is terminated following a change of control event or other than for good reason, he is entitled to 18 months of salary and twelve months of benefits. Mr. Miller may terminate the agreement unilaterally upon five days’ notice.

Our employment agreement with Ms. Hayes is dated December 1, 2010 and was amended on January 30, 2015. It provides for a current base salary of $88,000, subject to periodic adjustment. If Ms. Hayes’s employment is terminated without cause, or if she is terminated following a change of control event or other than for good reason, she is entitled to 18 months of salary and twelve months of benefits. Ms. Hayes may terminate the agreement unilaterally upon five days’ notice.

Our employment agreement with Mr. Stiles is dated May 30. 2014 and was amended on January 30, 2015. It provides for a current base salary of $125,000, subject to periodic adjustment. If Mr. Stiles’ employment is terminated without cause, or if he is terminated following a change of control event or other than for good reason, he is entitled to 18 months of salary and twelve months of benefits. Mr. Stiles may terminate the agreement unilaterally upon five days’ notice.

Compensation of Directors. The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2014. Mr. Shanahan was also an executive officer during the year.

Director Compensation
			All Other
	Fees	Option Awards(1)	Compensation	Total
Name	($)	($)	($)	($)
John G. Shanahan	0	0	0	0
John B. McCombe	35,280	17,200	0	52,480
Albert F. Appleton	36,000	17,200	0	53,200
Timothy R. Lindsey	146,000	25,800	0	171,800
Larry M. Okada	47,880	17,200	0	65,080

____________________
Notes:

(1)

Options awards were valued using the Black-Scholes option pricing model. For a discussion of the assumptions used in valuing such option awards, see Note 11 to our consolidated financial statements for the year ended December 31, 2014 included in this report.

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

During 2013 and 2014, the Board elected to waive the meeting fees, the chairman’s retainer was reduced by 20% to $120,000 and all other Board members retainers were reduced by 10%. We reimburse the directors for travel expenses incurred in connection with their attendance at board and committee meetings.

Stock Option Plans.

We maintain an equity incentive plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights and shares of common stock in satisfaction of amounts owing for services. The Plan was adopted by our stockholders on June 19, 2007, was amended on June 16, 2009 and again on June 21, 2011, and is administered by the Compensation Committee and by the board of directors. The material provisions of the Plan and other relevant information are as follows:

•	Our directors, executive officers, employees and consultants, including those of our subsidiaries, are eligible to participate in the Plan.

•	A maximum of 6,500,000 shares of common stock, representing approximately 17% of our issued and outstanding shares as of the date of this report, are available for issuance under the Plan.

•

Options for the purchase of a total of 3,076,500 shares of common stock, representing approximately 8% of our issued and outstanding shares as of the date of this report, have been granted and are outstanding under the Plan.

•

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

•

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

•

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

•

Options vest at such times as the Compensation Committee or the Board determine at the time of grant, provided that, subsequent to the time of grant, the Compensation Committee or the Board may in their discretion permit an optionee to exercise any or all unvested options.

•	No option can have a term of more than ten years from the date of grant.

•

Each option must specify the effect of termination of employment on the holder’s right to exercise the option. With respect to those options that have been granted as of the date of this report, the termination of an optionee’s employment for cause or his or her resignation for other than good reason terminates any unexercised options he or she may hold. If an optionee's employment is terminated for reasons other than for cause or because of death or disability, or if an optionee resigns for good reason, then the unexercised options generally may be exercised for a period of one year following termination, but in no event after the expiration date of the option, subject to the discretion of the Board to amend such provisions provided such amendment is not detrimental to the holder.

•	Options granted pursuant to the Plan are non-assignable otherwise than by will or the laws of descent and distribution.

Subject to the provisions below, our Board may at any time amend, suspend or terminate the Plan or any portion thereof, or awards or grants made thereunder, provided that no change that would impair the rights of the grantee or optionee may be made to any previously made award or grant without the consent of the affected optionee or grantee. Without limiting the generality of the foregoing, the Board may make the following types of amendments to the Plan or awards or grants made thereunder without stockholder approval:

•

amendments of a ministerial nature including amendments to cure an ambiguity, error or omission in the Plan, or to correct or supplement any provision of the Plan that is inconsistent with any other provision of the Plan;

•	amendments necessary to comply with the provisions of applicable law;

•	amendments concerning administration of the Plan;

•	amendments relating to the vesting provisions of the Plan or any option;

•

amendment of the early termination provisions of the Plan or any option, whether or not such option is held by an insider, provided such amendment does not entail an extension beyond the original expiration date;

•

any amendment to the termination provisions of the Plan or any option, other than an amendment extending the term of an option, provided any such amendment does not entail an extension of the expiration date of such option;

•	the addition or modification of any form of financial assistance by the company;

•	the addition or modification of a cashless exercise feature, payable in cash or in common stock, whether or not there is a full deduction of the number of underlying shares from the Plan reserve; and

•	any other amendments that may be implemented without stockholder approval under applicable law.

Stockholder approval is required for the following types of amendments to the Plan or awards or grants made thereunder:

•

any increase in the number of common shares issuable under the Plan, including an increase to a fixed maximum number of shares of common stock or a change from a fixed maximum number shares to a fixed maximum percentage;

•	any amendment which reduces the exercise price of an option or a cancellation and grants the option at a lower price less than three months after the related cancellation;

•	any amendment extending the term of an option beyond its original expiration date;

•	any amendment broadening any limits imposed on non-employee director participation under the Plan;

•	any amendment concerning the transferability or assignability of awards or options under the Plan, other than for normal estate settlement purposes; and

•	other amendments required to be approved by stockholders under applicable law.

Compensation Committee Report. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this report. Based upon review of the discussion herein, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

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

     Our chief executive officer typically makes recommendations to the Compensation Committee concerning individual annual base salary levels and incentive bonuses, which are then reviewed and submitted to the full board of directors for approval. The Compensation Committee makes its own recommendation concerning the chief executive officer’s compensation. The Board has traditionally maintained base compensation at levels roughly in line with those of other companies within our industry peer group.

The Compensation Committee and the Board did not award cash bonuses during the year ended December 31, 2014.

Compensation of the Principal Executive Officer. Mr. Shanahan’s annual base salary has been temporarily reduced and is currently $264,000. During the year ended December 31, 2014, Mr. Shanahan was awarded 100,000 stock options with an exercise price of $0.79 per share. These stock options vested on March 31, 2014, expire on March 31, 2019 and had a Black–Scholes fair value of $34,400 at the time they were issued. Mr. Shanahan did not receive a bonus for 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information. The following table sets forth certain information concerning options that have been granted pursuant to the Plan as of December 31, 2014.

Revett Mining Company, Inc. Incentive Stock Option Plans
Weighted
		average exercise	Number of shares
		price of	remaining available for
	Number of Shares to be	outstanding	issuance under the plan
	issued upon exercise	options,	at year end
Revett Mining Company, Inc. Incentive Plan (approved by stockholders)	3,076,500	$2.50	1,930,039

This table does not include 2,249,349 stock purchase warrants at $1.00 strike price issued to investors and outstanding at December 31, 2014.

Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 30, 2015 the names and address of, and number of shares beneficially owned by persons other than our directors and executive officers who are known to us to own more than five percent (5%) of our outstanding shares of common stock. At such date, 39,273,989 common shares were outstanding. An additional 3,076,500 shares were issuable at such date pursuant to presently exercisable options and an additional 2,249,549 shares were issuable pursuant to presently exercisable warrants.

			Amount and Nature of
			Ownership (all direct
Name of Beneficial Owner			unless otherwise noted)
Address of Owner	Percent	Class of Security	of Class

Silver Wheaton Corp. 666 Burrard Street, Suite 3400 Vancouver, British Columbia V6C 2X8	13.5%	common stock	5,285,979

Trafigura Beheer B.V. Van Heuven Goedhartlaan 937 P.O. Box 74135 1070 BC Amsterdam, The Netherlands	10.6%	common stock	4,147,435 (1)

(1)    Consists of 3,987,179 shares of common stock and presently exercisable warrants to purchase 160,256 shares.

Security Ownership of Management. The following table sets forth as of March 30, 2015 the names of, and number of shares of our outstanding common stock beneficially owned by our directors and executive officers, and the number of shares owned by our directors and officers as a group.

Amount and Nature of
Beneficial Ownership
(all direct unless otherwise
Name of Director or Officer	Class of Security	noted)	Percent of Class

John G. Shanahan	common stock	908,789 (1)	2.3%
Kenneth S. Eickerman	common stock	117,278 (2)	less than 1%
Douglas Stiles	common stock	30,000 (9)	less than 1%
Douglas Miller	common stock	157,666 (3)	less than 1%
Monique Hayes	common stock	96,000 (4)	less than 1%
Timothy R. Lindsey	common stock	1,562,709 (5)	4.0%
Albert F. Appleton	common stock	203,393 (6)	less than 1%
Larry M. Okada	common stock	211,004 (7)	less than 1%
John B. McCombe	common stock	201,004 (8)	less than 1%
All directors and officers
as a group (8 persons)	common stock	3,532,843 (10)	9.0%

(1)	Consists of 584,687 shares of common stock, presently exercisable options to purchase 260,000 shares and presently exercisable warrants to purchase 64,102 shares.
(2)	Consists of 12,278 shares of common stock and presently exercisable options to purchase 105,000 shares.
(3)	Consists of 6,666 shares of common stock and presently exercisable options to purchase 151,000 shares.
(4)	Consists of 1,000 shares of common stock and presently exercisable options to purchase 95,000 shares.
[Footnotes are continued on the following page.]
(5)	Consists of 1,167,453 shares of common stock, presently exercisable options to purchase 235,000 shares and presently exercisable warrants to purchase 160,256 shares.
(6)	Consists of 23,393 shares of common stock and presently exercisable options to purchase 180,000 shares.
(7)	Consists of 1,004 shares of common stock and presently exercisable options to purchase 210,000 shares.
(8)	Consists of 1,004 shares of common stock and presently exercisable options to purchase 200,000 shares.
(9)	Consists of presently exercisable options to purchase 30,000 shares
(10)	See notes (1) through (8), above.

Changes in Control. Apart from our proposed merger transaction with Hecla described elsewhere in this report, we do not know of any arrangement that would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. Trafiguara AG has a contract to purchase the silver and copper concentrates produced at Troy. Trafigura Beheer B.V., which is affiliated with Trafigura AG, is the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. Trafigura AG paid us $52 million for these concentrates during the twelve months ended December 31, 2012; it did not pay us anything during the comparable period in 2013 and 2014, owing to the fact that we produced no concentrate at Troy during the period. We believe the terms and conditions of our contract with Trafigura AG are neither more favorable nor less favorable than the terms and conditions we could have obtained from unrelated concentrate purchasers.

Item 14. Principal Accounting Fees and Services.

Audit Fees. During the fiscal year ended December 31, 2014 and 2013, BDO USA, LLP (“BDO”), Spokane, Washington, our independent registered accounting firm, billed us $192,000 and $164,000, respectively, for professional services for the audit of our consolidated financial statements.

Audit-Related Fees. During the fiscal years ended December 31, 2014 and 2013, BDO did not perform or bill us for any other audit related services.

Tax Fees. During the fiscal years ended December 31, 2014 and 2013, BDO did not perform or bill us for any tax compliance, tax advice or tax planning services.

All Other Fees. During the fiscal years ended December 31, 2014 and 2013, BDO did not perform or bill us for any other services.

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

2.3	Certificate of Corporate Domestication as filed with the Secretary of State of Delaware. Previously filed as Exhibit 2.3 on Form 10 K dated March 27, 2014.

3.1	Articles of Incorporation of Revett Minerals Inc. Previously filed as Exhibit 3.1 to the registrant’s registration statement on Form 10 dated July 20, 2007.

3.2	Bylaws of Revett Minerals Inc. Previously filed as Exhibit 3.2 to the registrant’s registration statement on Form 10 dated July 20, 2007.

3.3	Certificate of Incorporation of Revett Mining Company, Inc. as filed with the Secretary of State of Delaware. Previously filed as Exhibit 3.3 on Form 10 K dated March 27, 2014.

3.4	Bylaws of Revett Mining Company, Inc. Previously filed as Exhibit 3.4 to the registrant’s registration statement on Form S-4 dated November 2013.

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

10.8	Employment Agreement dated December 1, 2010 by and between Monique Hayes and Revett Silver Company. Previously filed as Exhibit 10.8 on Form 10 K dated March 27, 2014.

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

10.13	Employment Agreement dated April 1, 2004 by and between Douglas Miller and Revett Silver Company. Filed herewith.

10.14	Employment Agreement dated May 30, 2014 by and between Douglas Stiles and Revett Silver Company. Filed herewith.

10.15	Loan Agreement dated August 26, 2014 by and between CAT Financial, Inc. and Troy Mine Inc. Filed herewith.

10.16	Amendment to Employment Agreement dated January 30, 2015 by and between John Shanahan and Revett Silver Company. Filed herewith.

10.17	Amendment to Employment Agreement dated January 30, 2015 by and between Kenneth Eickerman and Revett Silver Company. Filed herewith.

10.18	Amendment to Employment Agreement dated January 30, 2015 by and between Douglas Miller and Revett Silver Company. Filed herewith.

10.19	Amendment to Employment Agreement dated January 30, 2015 by and between Monique Hayes and Revett Silver Company. Filed herewith.

10.20	Amendment to Employment Agreement dated January 30, 2015 by and between Douglas Stiles and Revett Silver Company. Filed herewith.

10.21

Agreement and Plan of Merger, dated March 26, 2015 by and among Revett Mining Company, Inc., Hecla Mining Company and RHL Holdings, Inc. Previously filed as Exhibit 2.1 to Revett Mining Company’s Current Report on Form 8-K dated March 26, 2015.

14.1	Code of ethics. Previously filed as Exhibit 14.1 on Form 10 K dated March 27, 2014.

21.1

Subsidiaries of the registrant. Previously filed as Exhibit 21.1 to Revett Minerals Inc.’s registration statement on Form 10 dated July 20, 2007 and filed in amended form (to reflect the formation of Revett Exploration, Inc. and Revett Holdings, Inc. during the year ended December 31, 2012) as Exhibit 21.1 to Revett Minerals Inc.’s Annual Report on Form 10-K dated March 29, 2013.

23.1	Consent of BDO USA, LLP. Filed herewith.

31.1	Certification of the registrant’s principal executive officer. Filed herewith.

31.2	Certification of the registrant’s principal financial officer. Filed herewith.

32.1	Certification of the registrant’s principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of the registrant’s principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revett Minerals Inc.

Date: March 30, 2015	/s/ John G. Shanahan

John G. Shanahan, its president and
principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2015	/s/ Kenneth S. Eickerman

Kenneth S. Eickerman, its treasurer and
principal accounting officer