Form 10-Q
period 2015-03-31
Revett Mining Company, Inc.
filed 2015-05-05
CIK 1404592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
[   ] yes [X] No

At May 5, 2015 39,273,989 shares of common stock were issued and outstanding.

Part I – Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Revett Mining Company, Inc. and Subsidiaries
Contents

Revett Mining Company, Inc.
Consolidated Balance Sheets
at March 31, 2015 and December 31, 2014
(expressed in thousands of United States dollars except share and per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current Assets
Cash and cash equivalents	$722	$2,896
Concentrate settlement and other receivables	268	8
Inventories	3,146	4,573
Prepaid expenses and deposits	268	325
Total current assets	4,404	7,802
Property, plant, and equipment (net)	16,303	16,288
Restricted cash	6,553	6,551
Other long term assets	731	733

Total assets	$27,991	$31,374

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$524	$987
Payroll liabilities	319	711
Income, property and mining taxes	259	107
Royalty payable	66	-
Current portion of note payable	4,061	4,377
Total current liabilities	5,229	6,182
Reclamation and remediation liability	4,865	4,769
Total liabilities	10,094	10,951

Commitments and contingencies (note 8)

Shareholders' equity
Preferred stock, $0.01par value, 25,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 authorized, 39,273,989 and 39,273,989 shares issued and outstanding at March 31, 2015 and December 31, 2014,	393	393
Additional paid-in capital	91,937	91,937
Retained earnings (deficit)	(74,433)	(71,907)
Total equity	17,897	20,423

Total liabilities and shareholders’ equity	$27,991	$31,374

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Operations and Comprehensive income (loss)
Three months ended March 31, 2015 and 2014
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2015	ended March 31, 2014
Revenue	$2,268	$6

Expenses:
Cost of sales	2,662	-
Troy Mine suspension related costs	898	1,021
Depreciation and depletion	41	6
Exploration and development	183	236
General & administrative:
Stock based compensation	-	368
Other	869	844
Accretion of reclamation and remediation liability	96	95
	4,749	2,570
Income (loss) from operations
	(2,481)	(2,564)

Other income (expenses):
Interest income (expense)	(45)	11
Other income	(2)	1,288
Gain (loss) on sale of securities	-	429
Foreign exchange gain (loss)	2	2
Total other income (expenses)	(45)	1,730

Income (loss) before income taxes	(2,526)	(834)

Income tax benefit (expense):

Current income tax	-	-

Deferred income tax	-	-

Net income (loss)	(2,526)	(834)

Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	-	45

Comprehensive income (loss)	(2,526)	$(789)

Net income (loss) for basic and diluted earnings per share	(2,526)	$(789)

Basic and diluted earnings (loss) per share	(0.06)	$(0.02)
Weighted average number of shares outstanding – basic and diluted	39,273,989	34,641,717

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2015 and 2014
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Three month period	Three month period
	ended March 31, 2015	ended March 31, 2014
Cash flows from operating activities:
Net income (loss) for the period	$(2,526)	$(834)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41	6
Accretion of reclamation and remediation liability	96	95
Loss on disposal of equipment	58	-
Deferred financing fee amortization	3	-
Stock based compensation	-	368
Accrued interest from reclamation trust fund	(2)	(3)
Loss (gain) on sale of available for sale securities	-	(429)
Changes in:
Concentrate settlement and other receivable	(260)	(721)
Inventories	1,427	45
Prepaid expenses and other assets	57	(117)
Accounts payable and accrued liabilities	(637)	466
Net cash provided by (used in) operating activities	(1,743)	(1,124)

Cash flows from investing activities:
Purchase of plant and equipment	(115)	(1,911)
Proceeds from the sale of available for sale securities	-	959
Net cash used in investing activities	(115)	(952)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	-	3,354
Repayment of capital leases	(316)	(205)
Net cash provided by (used in) financing activities	(316)	3,149

Net increase (decrease) in cash and cash equivalents	(2,174)	1,073
Cash and cash equivalents, beginning of period	2,896	7,951
Cash and cash equivalents, end of period	$722	$9,024

See accompanying notes to unaudited interim consolidated financial statements.

Revett Mining Company, Inc.
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2015 and year ended December 31, 2014
(expressed in thousands of United States dollars except share and per share amounts)
(unaudited)

	Common Shares
			Additional	Accumulated other	Retained
			Paid-in	Comprehensive	earnings
	Shares	Amount	Capital	Loss	(deficit)	Total
Balance, December 31, 2013	34,596,387	$88,495		$45	$(9,984)	$78,556
Reclassification due to change in par value of common shares		(88,149)	88,149	-	-	-
Issue of shares for exercise of options	158,500	2	77	-	-	79
Issue of shares	4,499,102	45	3,292	-	-	3,337
Issue of shares for compensation	20,000	-	16	-	-	16
Reclassification of gain on sale of marketable securities, net of tax	-	-	-	(45)	-	(45)

Stock-based compensation on options granted	-	-	403	-	-	403
Net loss for the period	-	-		-	(61,923)	(61,923)

Balance, December 31, 2014	39,273,989	$393	$91,937	$-	$(71,907)	$20,423

Net loss for the period		-	-	-	(2,526)	(2,526)
Balance, March 31, 2015	39,273,989	$393	$91,937	$-	$(74,433)	$17,897

See accompanying notes to unaudited interim consolidated financial statements

1.	Basis of Presentation and Liquidity

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Revett Mining Company, Inc. (“Revett Mining,” the “Company,” “we” or “us”) as of March 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for the three month periods ended March 31, 2015 and 2014. The operating and financial results for Revett Mining for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2014 filed with the appropriate securities regulatory authorities.

Revett Mining (formerly known as Revett Minerals Inc.) was incorporated in Canada in August 2004 to acquire Revett Silver Company and undertake a public offering of its common shares, transactions that were completed in February 2005. Revett Silver Company, a Montana corporation, was organized in April 1999 to acquire the Troy mine (“Troy”) and the Rock Creek project (“Rock Creek”) from ASARCO Incorporated and Kennecott Montana Company, transactions that were completed in October 1999 and February 2000. Revett Mining Company changed its jurisdiction of incorporation (from Canada to Delaware) and its name (from Revett Minerals to Revett Mining Company) in February 2014, following approval by its shareholders at a special meeting held in January 2014. The Company conducts business through four Montana corporations, all subsidiaries of its wholly-owned Revett Silver Company subsidiary: Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc. and Revett Holdings, Inc.

Troy is an underground silver and copper mine located in northwestern Montana. ASARCO operated the mine from 1981 to 1993, and then placed it on care and maintenance because of low metals prices. We restarted mining operations in late 2004 and commenced commercial production in early 2005. We operated Troy continuously until December 2012, when operations were suspended due to unstable ground conditions in portions of the mine. After an unsuccessful attempt to find an alternative route to our reserve mining areas, a decision was made to construct a new decline from the main haulage route to the North C Beds, giving access to the A and C Beds, and then continue to the undeveloped I Bed mining areas. We successfully reached the North C Beds in the fourth quarter of 2014 and resumed limited ore production, but were compelled to place Troy on care and maintenance early in 2015 due to low metals prices. Development work to the I Beds ceased and the milling operations continued through the end of January 2015. An orderly shutdown took place during February 2015, with the expectation that development and operations may resume in a more favorable price environment.

Liquidity Considerations and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company does not have sufficient cash to fund normal operations and meet its debt obligations for the next twelve months without deferring payments on certain current liabilities or raising additional funds. The Company’s continued losses and lack of capital raise substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2015. In addition, our auditors included an emphasis of a matter paragraph in their audit opinion on our 2014 financial statements. Although the Company raised some additional capital in 2014, it was not sufficient to enable us to meet our obligations and provide access to the Troy ore reserves. On March 26, 2015, the Company entered into an agreement and plan of merger with Hecla pursuant to which, and subject to approval of the Company’s stockholders and the satisfaction of other conditions specified in the agreement, a subsidiary of Hecla would merge with and into the Company in a transaction in which the Company’s stockholders would receive 0.1622 of a share of Hecla common stock for each share of common stock of Revett. The merger is subject to approval of the Company’s stockholders, with the meeting to vote on the proposed merger currently scheduled for June 12, 2015.

If our proposed merger with Hecla is not completed, we will necessarily have to seek additional capital or consider other alternatives, which could include bankruptcy or the sale of some or all of our assets. Our business has been materially and adversely affected by the decline in copper and silver prices and by the suspension of commercial mining operations at Troy.

Because Troy has been placed on care and maintenance, there is no assurance that production will resume. Accordingly, the Company determined there was impairment of its property, plant and equipment as of December 31, 2014.

Our earnings and cash flows are subject to copper and silver price volatility, the underlying value and recoverability of mineral resources at Rock Creek, and obtaining the necessary operating permits for Rock Creek.

2.	Changes affecting the 2015 consolidated financial statements and future accounting changes:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to receive for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

3.	Inventory

The major components of the Company’s inventory accounts are as follows:

	March 31, 2015	December 31, 2014
Concentrate inventory	$-	$1,248
Material and supplies	3,146	3,325
	$3,146	$4,573

4.	Mineral Property, Plant, Equipment and Mine Development

The major components of the Company’s mineral property, plant, and equipment accounts are as follows:

	March 31,	December 31,
	2015	2014
Troy:
Property acquisition and development costs	$2,460	$2,460
Plant and equipment	2,261	2,320
Construction in progress	1,710	1,595
Buildings and structures	910	910
	7,341	7,285
Rock Creek:
Property acquisition costs	8,022	8,022
Other, corporate	953	953
Other, mineral properties	28	28
	16,344	16,288
Accumulated depreciation and depletion:
Troy Property acquisition and development costs	(24)	-
Troy plant and equipment	(8)	-
Troy buildings and structures	(3)	-
	(35)	-
Other corporate assets	(6)	-
	(41)	-
	$16,303	$16,288

We determined that there was an impairment of property, plant and equipment as of December 31, 2014, due to Troy being placed on care and maintenance and the absence of any assurance that production would be resumed. The estimated fair value of the impairment to these long-lived assets was determined using a market approach that was in turn based on Hecla’s offer to acquire the Company for $20.4 million. The impairment charge of $54.7 million was allocated to each long-lived asset class on a relative carrying value basis as per Accounting Standards Codification (“ASC”) 360-10. This impairment has resulted in a new cost basis for the property, plant and equipment and future depreciation will be based on this carrying value.

Revett Holdings Inc., a wholly owned subsidiary of the Company, owns undeveloped real property having a carrying value of $0.8 million ($3.6 million less impairment adjustment of $2.8 million) that were purchased in order to meet mitigation requirements at Rock Creek. This property will be transferred to the U.S. Forest Service or the State of Montana once the phase 1 evaluation program or phase 2 mine construction and development of Rock Creek commences. The cost of the property will be amortized if Rock Creek is placed into production.

5.	Available for sale securities

During the quarter ended March 31, 2014, the Company sold all of its available for sale equity securities for approximately $1.0 million, and recognized a gain of $0.4 million.

6.	Debt obligations

At March 31, 2015 and December 31, 2014, the balance of the Company’s long-term debt obligations were as follows:

	March 31,	Dec. 31,
	2015	2014
Note payable	$4,061	$4,377
Less current portion	(4,061)	(4,377)
	$-	$-

The Company entered into a new note payable in August 2014. The amount borrowed was $5 million with a 30 month term and a 6.25% interest rate. Monthly principal and interest payments are $0.2 million ($2.2 million annually). The note is collateralized by certain equipment at Troy. The Company used a portion of the proceeds to pay off the two remaining capital leases which principal balances were approximately $0.4 million. At March 31, 2015, the Company was in default on the note. In April, the note was modified to provide for monthly interest only payments until September 2015 when principal payments resume. The total balance is recorded as current since the Company does not anticipate being able to pay the amounts due in 2015 and therefore, will be in default on the note.

7.	Share Capital

(a)	Common Stock

During the first quarter 2014, the Company’s shareholders approved a change of jurisdiction of incorporation from Canada to the United States. This resulted in a change in the par value of the Company’s common stock from no par value per share to $0.01 per share.

The Company has one class of $0.01 par value common stock of which 100,000,000 are authorized for issue. The holders of common stock are entitled to receive dividends without restriction when and if declared by the board of directors. Holders of the Company’s common stock are not entitled to preemptive rights to acquire additional shares of common stock and do not have cumulative voting rights.

During the quarter ended March 31, 2015, the Company did not issue any common shares.

During the quarter ended March 31, 2014, the Company issued 32,500 shares of common stock upon the exercise of stock options and 4,499,100 shares of common stock through a private placement for cash, resulting in proceeds to the Company of $3.4 million.

(b)	Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock having a par value of $0.01 per share. The Company’s board of directors is authorized to create any series and, in connection with the creation of each series, to fix by resolution the number of shares of each series, and the designations, powers, preferences and rights; including liquidation, dividends, conversion and voting rights, as they may determine. At March 31, 2015, no series of preferred stock had been created or authorized, and no shares of preferred stock were outstanding.

(c)	Stock Options

The Company’s Equity Incentive Plan authorizes the Company to reserve and have available for issue 6,500,000 shares of common stock; 1,015,000 stock options were granted to employees during the three months ended March 31, 2014. Each option has an exercise price of $0.79 and expires on March 29, 2019. The weighted average fair value per share of these options was $0.344, for a total value of $0.4 million. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.67%, volatility of 71.87% and an expected life of the options of 30 months to estimate the fair values of the options. The options fully vested on the date of grant. In addition, there were 60,000 stock options granted to consultants during the three months ended March 31, 2014, each having an exercise price of $0.79 and expiring on March 29, 2017. The weighted average fair value per share of these options was $0.32, for a total value of $2,000. The Company used the Black-Scholes option pricing model with a risk-free interest rate of 0.285%, volatility of 87.45% and an expected life of the options of 18 months to estimate the fair values of the options. These stock options also fully vested on the date of grant.

During the quarter ended March 31, 2015, 1,164,500 options were cancelled or expired and no options were exercised.

During the three months ended March 31, 2014, 72,500 options were cancelled or expired, and 32,500 options were exercised. As of March 31, 2015 and 2014, the intrinsic value of options outstanding and exercisable was $ nil and $40,000, respectively.

Total stock-based compensation recognized during the three months ended March 31, 2015 and 2014 was $ 0 and $400,000; During the three months ended March 31, 2015 and 2014, a total of $ nil and $200,000 in stock option compensation was attributable to employees at Troy, and is included in the amounts reported in general and administrative expense.

As of March 31, 2015, the following stock options were outstanding:

Options	Options	Exercise	Expiration
Granted	Exercisable	Price	Date

10,000	10,000	1.17	September 6, 2015
20,000	20,000	2.50	November 1, 2015
20,000	20,000	1.17	September 6, 2016
321,000	321,000	4.98	March 21, 2016
15,000	15,000	1.26	August 26, 2016
60,000	60,000	0.79	March 29, 2017
388,000	388,000	4.18	April 1, 2017
20,000	20,000	3.77	May 3, 2017
383,000	383,000	2.16	March 21, 2018
625,000	625,000	0.79	March 29, 2019
30,000	30,000	0.77	May 29, 2019
20,000	20,000	1.00	August 19, 2019
1,912,000	1,912,000	$2.53

(d)	Stock Purchase Warrants

The following stock purchase warrants were outstanding at March 31, 2015:

Number	Exercise price	Expiration

1,153,844	USD $ 1.00	March 26, 2016
1,095,705	USD $ 1.00	March 31, 2016
2,249,549

During the three months ended March 31, 2014, 2,249,549 new warrants were issued and no warrants were exercised. During the three months ended March 31, 2015, no warrants were issued or exercised.

8.	Commitments and Contingencies

a)	Reclamation

The following table shows the changes in the reclamation liability for the periods indicated.

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

Reclamation and remediation liability beginning of period	$4,769	$4,613
Accretion expense	96	95
Ending balance	$4,865	$4,708

(b)	Rock Creek Development

Rock Creek is located in Sanders County, Montana, approximately five miles northeast of Noxon, Montana and sixteen air miles southeast of Troy. The project comprises 99 patented lode-mining claims, 370 unpatented lode-mining claims, five tunnel site claims, 85 mill site claims and 754 acres of fee land. The patented claims lying within the Cabinet Mountain Wilderness Area convey mineral rights only; the patented claims lying outside the wilderness area convey both mineral and surface rights and title. The patented claims were legally surveyed in 1983, patented in 1989, and occupy an area of approximately 1,809 acres. We conduct our development activities at Rock Creek through RC Resources Inc., another of our second-tier operating subsidiaries. RC Resources Inc. is also the record holder of the various claims and fee lands comprising the project.

The proposed development of Rock Creek will occur in two phases. The first phase, a two year evaluation program, is expected to confirm and better define the economic and technical viability of the project and reconfirm geotechnical assumptions. This initial phase will include the construction of a 7,000 foot evaluation adit to collect additional technical information; underground infill drilling to establish and confirm mineral resource estimates; geotechnical design studies; bulk sampling of the mineralization for use in metallurgical testing; and, to collect and evaluate hydrologic information. We presently estimate the evaluation program will cost $25 million to $30 million. Once the program is completed, a feasibility study will be commissioned, and, if it is positive, financing to construct a10,000 ton per day mine and process facility will be sought. Additional information concerning our proposed development of Rock Creek is set forth in Item 2 of this report.

The evaluation program cannot begin until final permits and approvals from the various federal and state agencies that exercise jurisdiction over the project are received. Rock Creek is partially located on United States Forest Service (the “Forest Service”) land within the Kootenai National Forest and under the Cabinet Mountains Wilderness Area, and federal and state approval is required before development can commence. In 2001, the Forest Service issued a Final Environmental Impact Statement (“Final EIS”) under the National Environmental Policy Act (“NEPA”). In 2003, the Forest Service and the Montana Department of Environmental Quality (the “DEQ”) issued a joint administrative decision approving our proposed plan of operations at Rock Creek (the “Record of Decision”). The Record of Decision was based primarily on the findings in the Final EIS and a companion biological opinion (the “Biological Opinion”) issued by the U.S. Fish and Wildlife Service (“USFWS”) in 2003, pursuant to the requirements of the Endangered Species Act (“ESA”). The project was challenged by several regional and national environmental advocacy groups, culminating in a May 2010 Montana federal district court decision that upheld the Biological Opinion but remanded the Record of Decision to the Forest Service to address several NEPA procedural deficiencies. The federal district court decision upholding the Biological Opinion was affirmed by the Ninth Circuit Court of Appeals in November 2012. The Forest Service is currently working to develop a Supplemental EIS that will comply with the Federal District Court’s decision.

We are also working to satisfy other federal and state permitting requirements that are required for phase 1 development. These include grizzly bear mitigation requirements, reclamation bonding, designing and constructing a water treatment facility, and improving the road leading to the proposed evaluation adit site.

We currently own approximately 673 acres of fee land, located in Lincoln and Sanders Counties, that has been designated as grizzly bear habitat mitigation lands for Rock Creek. This land and other current and future real estate holdings that are not essential to our day to day mining operations are or will be, held by Revett Holdings, Inc., a wholly-owned Montana subsidiary of Revett Silver.

Although the Company believes environmental and operating permits will ultimately be obtained, it is possible that successful challenges could delay or prevent the development of the Rock Creek project which, could result in the impairment and write-down of the carrying value related to the Rock Creek property.

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

At March 31, 2015, the Company did not have any fixed forward contracts to sell silver or copper.

10.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value due to their short time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of notes payable obligations approximate fair market values as they are based on market rates of interest.

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

	Fair value at March 31, 2015
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$722	$722	$-	$-

	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$2,896	$2,896	$-	$-

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

11.	Income Taxes

For the three months ended March 31, 2015 and 2014, the Company did not report a tax provision or benefit.

As of March 31, 2015 and December 31, 2014, management of the Company used the guidelines contained in ASC 740 and evaluated the positive and negative evidence available to determine whether a valuation allowance against the deferred tax assets should be established. Management has determined that the Company’s negative evidence of a cumulative loss position after significant permanent differences and the lack of future taxable income based on current conditions regarding Troy outweighted the positive evidence. Management believes that it is more likely than not that the deferred tax assets will not be recovered. Therefore a valuation allowance equal to 100% of the deferred tax assets has been recorded.

The income tax provision (benefit) for the three months ended March 31, 2015 and 2014 varies from the statutory rate primarily because of the change in valuation allowance for net deferred tax assets and depletion. The Company has estimated an effective tax rate of zero for 2015.

The Company has U.S. net operating loss carry forward of $58.0 million that expires at various dates between 2019 and 2035. Montana state net operating losses ($45.0 million) expire at various dates between 2015 and 2022. The Company has a net capital loss carry forward of approximately $1.5 million that expires in 2017 and 2018.

As a result of the domestication of the Company from Canada to Delaware, the Company forfeited a Canadian net operating loss of approximately $10.6 million. The Company’s deferred tax asset and valuation allowance has been reduced by approximately $2.8 million. The Company reviewed all other tax aspects of the reorganization and concluded there was no material tax liability regarding the reorganization.

12.	Related Party Transactions

Trafiguara AG has a contract to purchase the silver and copper concentrates produced at Troy. Trafigura Beheer B.V., which is affiliated with Trafigura AG, is the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. During the three months ended March 31, 2015 and 2014, Trafigura AG paid us $2.3 million and $0.0 million for our concentrate, respectively.

13.	Subsequent events

On April 17, 2015, the Company and two of its subsidiaries, Revett Silver Company and Revett Holdings, Inc., entered into a term loan and security agreement with Hecla. The term loan is secured by a mortgage on lands owned by the Company’s Revett Holdings, Inc. second-tier subsidiary and allows the Company to borrow up to $1.5 million at Libor plus 5%. The term loan matures on June 30, 2015.

On April 27, 2015, the Company and CAT Financial Services Corporation agreed to modify the original loan agreement to allow the Company to make interest only payments for March 2015 through August 2015, then resuming the full principal and interest payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) of the financial results of the Company for the three month period ended March 31, 2015, should be read in conjunction with the unaudited interim financial statements and notes as at and for the three months ended March 31, 2015 which form part of this report. In addition, this MD&A and related financial statements should be read in conjunction with the Company’s 2014 audited consolidated financial statements and the related Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K. These financial statements are expressed in United States dollars, unless otherwise stated, and they are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Some of the statements in this MD&A are forward looking statements that are subject to risk factors set out in the subsection titled “Principal Risks and Uncertainties” below.

Overview and Important Factors Influencing Results for the Three Months Ended March 31, 2015

As at May 5, 2015, the Company owns a 100% interest in Revett Silver Company (“Revett Silver”), which in turn owns 100% of Troy, Inc., RC Resources, Inc., Revett Exploration, Inc. and Revett Holdings, Inc. Rock Creek is a development stage silver and copper property located in northwest Montana. Troy is a silver and copper mine also located in northwest Montana.

We suspended operations at Troy in December 2012 due to unstable ground conditions in portions of the mine. In November 2013, after unsuccessful attempts to find alternative routes to our reserve mining areas and with approval from the Mine Safety and Health Administration, we commenced construction of a new decline from the main service adit to access the North C Beds and the undeveloped I Beds. After successfully reaching the North C Beds in the fourth quarter of 2014 and resuming limited ore production, the Company decided, due to low metal prices, to place Troy on care and maintenance. Development work to the I Beds ceased and the milling operations continued through the end of January 2015. An orderly shutdown took place during the month of February 2015, with the expectation that development and operations might resume when metals prices improved.

Although we took steps to improve our liquidity during 2014, we currently do not have enough cash on hand to complete the I-Bed development or continue operations. If the proposed merger of the Company with and into Hecla does not occur, we will necessarily have to explore other alternatives, which could include bankruptcy or the sale of some or all of our assets.

Overall Performance

As at March 31, 2015 the Company has working capital deficiency of $0.8 million. Due to the suspension of mining operations as discussed above in January 2015we were unable to generate revenues, which resulted in a net loss. For the three month period ended March 31, 2015, the Company reported a net loss after taxes of $2.5 million or $0.06 a share compared to a net loss after taxes of $0.8 million or $0.02 per share for the three months ended March 31, 2014.

Results of Operations for the Three Months Ended March 31, 2015 compared to the same period in 2014.

Financial Results:

a)

Revenue: Revenue for the first quarter of 2015 reflects the limited mine production in late 2014 and in January of 2015. We were able to produce eight rail cars of concentrate which were sold during the first quarter of 2015. There was no invoicing for concentrate sales during the first quarter of 2014 due to the suspension of mining activities described above.

b)

Cost of sales and Troy Mine suspension related costs: The 2015 spending reflects the costs related to mining ore in January and includes the employee layoff related costs in February and March. The 2014 costs reflect the general cost of maintaining the Mine. All of the spending related to the new access adits was capitalized in 2014

c)

Depreciation and depletion: Depreciation expense for the first quarter 2015 was higher than that for the first quarter 2014 due to limited mine production that occurred in 2015. There was no production in the first quarter 2014. The majority of the plant and equipment at Troy is depreciated using the units-of-production method and the effect of the suspension of mining operations resulted in little or no depreciation expense for the Troy Mine in 2014.

d)

Exploration and development: This expense includes $0.2 million spending for Rock Creek permitting. The spending in 2015 is lower than 2014 ($0.3 million). We did not have any exploration spending during the first quarter of 2015 or 2014.

e)

General and administration costs: The decrease in the corporate administration costs during the first quarter of 2015 and 2014 is a result of efforts to conserve cash due to suspension of mining activities at the Troy Mine.

f)	Net loss: The net loss for the first quarter 2015 and 2014 reflects the suspension of mining activities at the Troy Mine.

Financing Activities

During the first quarter of 2015, the Company did not enter into any new capital leases or notes payable. The Company has the following contractual financial obligations (in thousands of USD):

		Current	1 to 3	3 to 5	5 years or
Contractual obligation	Total	portion	years	years	more

Note payable obligations	$4,061	$4,061	-	-	-
Long term reclamation Costs	12,743	-	-	-	$12,743
Total contractual obligations	$16,804	$4,061	-	-	$12,743

Revett Silver has also entered into a number of operating leases relating to the production and transportation of the copper concentrate produced at Troy. All of these leases expire in 2015 and many may be renewed annually. Our obligations in 2015 under the terms of these leases are $0.4 million.

Liquidity and Capital Resources

The Company’s liquidity position is directly related to the level of concentrate production, cost of this production and the provisional and final prices received for the copper and silver in the concentrate that is sold. At March 31, 2015, working capital was a negative $0.8 million, including cash and cash equivalents of $0.7 million. At March 31, 2015, concentrate receivable and other receivables was $0.3 million compared to $0.0 million at December 31, 2014.

Delays in recommencing production at Troy, along with declining copper and silver prices have eroded our cash and working capital position. Because of our need to conserve cash, nearly all discretionary capital spending and exploration spending has been placed on hold.

The Company has not raised sufficient external financing to meet its obligations and provide access to Troy mine ore reserves. Therefore, on March 26, 2015, the Company entered into an agreement and plan of merger with Hecla pursuant to which, and subject to approval of the Company’s stockholders and the satisfaction of other conditions specified in the agreement, a subsidiary of Hecla would merge with and into the Company in a transaction in which the Company’s stockholders would receive 0.1622 of a share of Hecla common stock for each share of common stock of Revett. The merger is subject to approval of the Company’s stockholders, with the meeting to vote on the proposed merger currently scheduled for June 12, 2015.

Off Balance Sheet Arrangements

Royal Gold, Inc. holds a 3% gross smelter royalty on a defined area of production from Troy Mine and a 1% net smelter royalty on production from Rock Creek pursuant to the terms of an amended royalty agreement dated October 13, 2009.

Related Party Transactions

Trafigura AG is the sole purchaser of the silver and copper concentrate we produce at Troy. It is also the beneficial owner of more than five percent of our outstanding common shares, and is therefore a related party. During the three months ended March 31, 2015 and 2014, Trafigura AG paid us $2.3 million and $0.0 million for our concentrate, respectively.

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

The accompanying consolidated financial statements of the Company have been prepared under the assumption that it will continue as a going concern. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payments on certain current liabilities or raising additional funds. The Company’s continued losses and lack of capital raise substantial doubt about its ability to continue as a going concern. Although the Company raised some additional capital in 2014, it is not sufficient to enable it to meet its obligations and provide access to the Troy ore reserves. Should its proposed merger with Hecla not occur, the Company will necessarily have to consider other alternatives in order to address its capital spending and debt service obligations, which could include bankruptcy or the sale of some or all of its assets.

Operations at Troy mine are on care and maintenance.

The Company operated Troy continuously until December 2012, when operations were suspended due to unstable ground conditions in portions of the mine. In November 2013, the Company commenced construction of a new access decline from the main service adit to the North C Bed and to the undeveloped I Bed. In the fourth quarter of 2014, the Company successfully reached the North C Beds and resumed limited mining and milling operations. However, on January 19, 2015 the Company placed Troy on care and maintenance due to low metals prices. Although the Company took steps to improve its liquidity during the first quarter of 2014, it currently does not have sufficient cash on hand to re-start mining and milling operations or complete development to the I Beds. If the Company is not able to complete the proposed merger with Hecla, it will necessarily have to obtain additional capital in order to address its capital spending and debt service requirements or consider other alternatives, which could include bankruptcy or a sale of all or substantially all of it’s assets. The Company’s business has been materially and adversely affected by the decline in copper and silver prices and by the suspension of commercial mining operations at Troy.

Copper and silver prices fluctuate markedly.

The Company’s operations are significantly influenced by the prices of copper and silver. Copper and silver prices fluctuate widely and are affected by numerous factors that are beyond the Company’s control, such as the strength of the United States dollar, global and regional industrial demand, and the political and economic conditions of major producing countries throughout the world. During the last four years, annual average copper prices have fluctuated from a low of $3.11 per pound in 2014 to a high of $4.00 per pound in 2011, and world average annual silver prices have fluctuated from a low of $19.08 per ounce in 2014 to a high of $35.11 per ounce in 2011.

There are other formidable risks to mining.

The Company is subject to all of the risks inherent in the mining industry, including industrial accidents, labor disputes, environmental related issues, unusual or unexpected geologic formations, cave-ins, surface subsidence, flooding, power disruptions and periodic interruptions due to inclement weather. These risks could result in damage to or destruction of the Company’s mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. In addition, the Company is subject to competition for new minerals properties, management and skilled miners from other mining companies, many of which have significantly greater resources than the Company. The Company also has no direct control over changes in governmental regulation of mining activities, the speculative nature of mineral exploration and development, operating hazards, fluctuating metals prices and inflation and other economic conditions.

Legal challenges could prevent The Company from ever developing Rock Creek.

The Company’s proposed development of Rock Creek has been challenged by several regional and national conservation groups at various times since the United States Forest Service issued its initial Record of Decision in 2003 approving the Company’s plan of operation. Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to the Company’s permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedural Act. Although the Company has successfully addressed most all of these challenges, The Company was directed by the Montana Federal District Court in May 2010 to produce a Supplemental Environmental Impact Statement (“SEIS”) to address National Environmental Policy Act procedural deficiencies that were identified by the court. The Company cannot predict with any degree of certainty how possible future challenges will be resolved. Rock Creek is potentially the more significant of the Company’s two mining assets. New court challenges to the SEIS and a revised Record of Decision may delay the Company from proceeding with its planned development at Rock Creek. If the Company is successful in completing the SEIS and defending any challenges, it still must comply with a number of requirements and conditions as development progresses, failing which it could be denied the ability to continue with its proposed activities.

The Company’s reclamation liability at Troy could be substantial.

The Company’s financial obligations to reclaim, restore and close Troy are presently covered by a $12.9 million surety bond, which includes $6.5 million in a restricted cash account. In late 2012, Montana Department of Environmental Quality and the U.S. Forest Service issued a new Environmental Impact Statement and Record of Decision pertaining to the Troy reclamation. The Company does not presently know whether the revised reclamation plan will increase its bonding costs. Laws governing the closure of mining operations in Montana have become more stringent since Troy was first placed into production. These factors could result in the imposition of a higher performance bond. the Company’s reclamation liability for Troy is not limited by the amount of the performance bond itself; the bond serves only as security for the payment of these obligations. The Company would necessarily have to pay for any substantial increase in actual costs over and above the maximum allowed under the bond.

The Company presently does not have the financial resources to complete the construction of the new decline at Troy mine or to develop Rock Creek.

The Company presently does not have sufficient funds to complete the construction of a new decline to the North C Bed and deeper I Bed areas at Troy. The Company also does not have sufficient cash to develop a mine or begin mining operations at Rock Creek should it prove feasible to do so.

The Rock Creek mineral resources are not equivalent to reserves.

Although The Company believes the mineral resources at Rock Creek are significant, it does not mean they can be economically mined. A mineral resource is not equivalent to “proven reserves” or “probable reserves” under standards promulgated by the Securities and Exchange Commission (“SEC”), principally because of the absence of sufficient quantifiable data. The Company will not be able to determine whether Rock Creek contains a commercially mineable ore body until its evaluation program has been completed and it has obtained a final, economic and technical feasibility study that will include an analysis of the amount of ore that can be economically produced under then-prevailing market conditions. Similarly, the Company will not be able to determine whether the supplemental mineral resources at Troy can be commercially mined without further exploration and study. Stockholders are cautioned not to assume that mineral resources will ever be converted into proven reserves or probable reserves.

Future accounting changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to receive for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

Financial Instruments, Hedging Activities and Other Instruments

The Company’s largest exposure to market risk is changes in the prices of copper and silver. Changes in price have a significant effect on revenue, cash flow and the value of concentrate receivables or payables, largely because a significant portion of the Company’s sales are subject to a future pricing mechanism and changes in these metals prices affect both revenue and the value of concentrate receivables or payables. The Company does have a hedging policy which permits it to fix the sales price of copper and silver in concentrate to be produced in the future or for which concentrate has been sold and for which final settlement has not occurred.

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

As at March 31, 2015, the Company had no contracts outstanding to sell silver or copper

Forward Looking Statements

Cautionary “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward- looking statements that involve risk and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. The words “believe”, “estimate”, “anticipate’, “expect”, and “project” and similar expressions are included to identify forward-looking statements. Such forward looking-statements include statements regarding future production levels and operating costs at Troy, future levels of capital expenditures at both Troy and Rock Creek, the reserve and resource estimates at both Troy and Rock Creek, the adequacy of the financial resources and funds to cover operating and exploration costs at Troy and the cost of exploration at Rock Creek, the timing of certain litigation activities which have delayed exploration activities at Rock Creek, the adequacy of third party financing to complete certain corporate development activities, and the expectation that Troy will be able to generate positive cash flow in future periods. Factors that could cause actual results to differ materially from these forward looking statements include, among others:

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
  changes in federal or state legislation and regulations governing our operations and projects; and
  risks of future unknown lawsuits respecting future planned activities on our projects or past activities by the Company.

Other factors that could cause the Company’s actual results to differ materially are described in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other regulatory filings with the SEC and Canadian provincial securities regulatory bodies, which are available in the United States on the SEC’s website at www.sec.gov and in Canada at www.sedar.com. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Readers are cautioned not to put undue reliance on forward looking statements.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, both of whom concluded that such controls and procedures were effective as of March 31, 2015. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at March 31, 2015 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act, is gathered, reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosure as specified under U.S. and Canadian securities laws.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II: Other Information

Item 1: Legal Proceedings

The Company, members of its board of directors, Hecla and Hecla’s wholly-owned merger subsidiary, RHL Holdings, Inc. are defendants in three putative stockholder class action lawsuits in Spokane County, Washington Superior Court brought by purported stockholders of the Company in April 2014 following the Company’s announcement of its proposed merger with Hecla.

The plaintiffs generally allege that (i) the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders by authorizing the merger with Hecla for what the plaintiffs assert is inadequate consideration arrived at pursuant to an inadequate process, and (ii) Hecla and RHL Holdings, Inc. (and the Company in at least one of the lawsuits) aided and abetted the other defendants’ alleged breach of these fiduciary duties. The plaintiffs seek, among other things, to enjoin the merger, rescind the transaction or obtain rescissory damages if the merger is consummated, obtain other unspecified damages, and recover their attorneys’ fees and costs.

Although it is not possible to predict the outcome of litigation matters with certainty, each of the Company, its directors, Hecla and RHL Holdings, Inc. believe the lawsuits are without merit, and the parties intend to vigorously defend against all claims asserted.

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

During the three months ended March 31, 2015, MSHA issued one citation pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could, in the agency’s opinion, significantly and substantially contribute to mine safety or health hazard. MSHA proposed only nominal penalties for these violations.

There were no mining fatalities at Troy during the three months ended March 31, 2015, nor did MSHA issue written notice pursuant to Section 104(e) of FMSHA during the period alleging any pattern of violations of mandatory health or safety standards or the potential for such a pattern. MSHA did not deem the cited violations to be flagrant within the meaning of Section 110(b)(2) of FMSHA.

There are two pending appeals before the Federal Mine Health Safety Review Commission challenging MSHA’s assessment of proposed penalties against us. The following table sets forth relevant information concerning the statutory basis for these violations:

Mine Name Mine ID	Section 104 S&S Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Total Dollar Value of MSHA Assessme nts Proposed	Total Number of Mining Related Fatalities	Received Notice of Pattern of Violation s Under Section 104(e)	Received Notice of Potential to Have Pattern Under Section 104(e)	Legal Actions Pending as of Last Day of the Period	Legal Actions Initiated During Period	Legal Actions Resolved During Period
Troy Mine, Inc. 24- 01467	1	0	0	0	0	$0.00	0	No	No	2	0	0

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

REVETT MINING COMPANY, INC.

Date: May 5, 2015	By: /s/John Shanahan
John Shanahan
President and Chief Executive Officer

Date: May 5, 2015	By: /s/ Ken Eickerman
Ken Eickerman
Chief Financial Officer